Form 10-Q
period 2013-06-30
Port of Call Online Inc.
filed 2013-08-14
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2013

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER    333-188575

PORT OF CALL ONLINE INC.
(Exact name of registrant as specified in its charter)

NEVADA	27-2060863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Warren Street, Floor 3, Charlestown, MA, 02129-3608
(Address of principal executive offices, including zip code)

617-459-6031
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,050,000 shares of common stock as of August 14, 2013.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited condensed financial statements of Port of Call Online Inc. (the “Company”) for the six month period ended June 30, 2013 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Consolidated Balance Sheets as at June 30, 2013.(unaudited) and December 31, 2012.

(b)	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the cumulative period from inception (March 2, 2010) through June 30, 2013;

(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and for the cumulative period from inception (March 2, 2010) through June 30, 2013.

(d)	Notes to Condensed Financial Statements.

PORT OF CALL ONLINE, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
	(Unaudited)

Assets
Current assets
Cash	$28,300	$39,500
Total current assets	28,300	39,500

Other assets	350	-

Total assets	$28,650	$39,500

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$200	$-
Total liabilities	200	-

Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no share issued and outstanding	$-	$-
Common Stock, $ 0.001 par value; 65,000,000 shares authorized; 3,050,000 shares issued and outstanding
Additional Paid In Capital	43,950	43,950
Accumulated deficit	(18,550)	(7,500)
Stockholders’ equity	28,450	39,500

Total liabilities and stockholders’ equity	$28,650	$39,500

The accompanying notes to unaudited condensed financial statements are an integral part of this balance sheet.

PORT OF CALL ONLINE, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
	Three	Three	Six	Six	Inception,
	Months Ended June 30,	Months Ended June 30,	Months Ended June 30,	Months Ended June 30,	March 2, 2010, through June 30,
	2013	2012	2013	2012	2013

Operating expenses:
General and administrative	$8,150	$2,000	$11,050	$2,500	$18,550
Total operating expenses	8,150	2,000	11,050	2,500	18,550

Loss from operations	(8,150)	(2,000)	(11,050)	(2,500)	(18,550)

Net loss	$(8,150)	$(2,000)	$(11,050)	$(2,500)	$(18,550)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	3,050,000	3,050,000	3,050,000	2,756,630	2,116,879

The accompanying notes to unaudited condensed financial statements are an integral part of this statement.

PORT OF CALL ONLINE, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,	Period From Inception, March 2, 2010, through June 30,
	2013	2012	2013

Operating activities:
Net loss	$(11,050)	$(2,500)	$(18,550)
Adjustments to reconcile net loss to cash used in operating activities -
Changes in operating assets and liabilities -
Other assets	(350)	-	(350)
Accounts payable	200	-	200
Net cash used in operating activities	(11,200)	(2,500)	(18,700)

Financing activities:
Proceeds from the issuance of common stock	-	25,000	47,000
Net cash provided by financing activities	-	25,000	47,000

Net increase (decrease) in cash	(11,200)	22,500	28,300

Cash, beginning of period	39,500	20,500	-

Cash, end of period	$28,300	$43,000	$28,300

Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

The accompanying notes to unaudited condensed financial statements are an integral part of this statement.

Port of Call Online, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements

Note 1 Nature of Business

Business Overview

Port of Call Online, Inc., (the “Company”), was incorporated in the State of Nevada on March 2, 2010 to create a web-based service that will offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips.  Listings will be provided for product and service providers of interest to the boating traveler.

The Company intends to maximize listings on the website, increase the value to the consumer, and provide potential advertisers with an ability to inexpensively feature their services to a very wide and targeted audience.

Development Stage Company

The Company’s unaudited condensed financial statements are presented as those of a development stage company. Activities during the development stage primarily include equity based financing and implementation of the business plan. The Company has not generated revenues since inception.

The unaudited condensed financial statements of the Company included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2012 balance sheet has been derived from the audited financial statements of that date.

Note 2 Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents include highly liquid short-term investments, with original maturities of three months or less. At June 30, 2013 and December 31, 2012, the company had no cash equivalents.

Concentration of Risk

As of June 30, 2013, the Company maintained its cash account at one commercial bank.  The cash balance at June 30, 2013 and December 31, 2012, was within the FDIC coverage of deposits totaling $250,000 per owner.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding stock options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of June 30, 2013 and December 31, 2012, there were no common equivalent shares.

Research and Development Costs

The Company expenses research and development costs as incurred.

Note 3 Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of $8,150 and $11,050 for the three and six months ended June 30, 2013, respectively; and net cash used in operations of $11,200 for the six months ended June 30, 2013. The Company has a net loss of $18,550 and net cash used in operations of $18,700 since inception on March 2, 2010 through June 30, 2013.  In addition, the Company is in the development stage and has not yet generated any revenues.  The Company is in the beginning stages of implementing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended June 30, 2013, the Company continued the implementation of its business plan.   The first phase of its business plan calls for the Company to begin development of its website which is still in the design stage and as such, no significant website development has occurred as of June 30, 2013.  The Company has raised $47,000 since inception and has utilized those funds to primarily initially organize the Company and complete its business plan.  During the second quarter, the Company has filed to register 1.6 million common shares of the Company on Form S-1 with the SEC in conjunction with previous equity offering. Upon commencement of its website development, the Company expects to raise additional funds however does not currently have any commitments to do so.  There are no assurances that the Company will be able to raise sufficient funds required to complete its website or business plan or whether such raise will be on terms favorable to the Company.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern.  The Company has not established any source of revenue and has incurred an operating loss since inception.  Further, as of June 30, 2013, it is not certain whether the Company’s cash resources are sufficient to meet its ongoing business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 Stock Holders Equity

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of June 30, 2013 and December 31, 2012 there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of June 30, 2013 and December 31, 2012, there are 3,050,000 and 3,050,000, respectively, shares of $0.001 par value common stock issued and outstanding.

Issued and Outstanding Shares

During the period from March 2, 2010, to December 31, 2010, the Company issued 1,400,000 shares of its $.001 par value common stock to its Director, Chief Executive Officer, and President for cash in the amount of $14,000.

During the year ended December 31, 2011, the Company issued 550,000 shares of its $.001 par value common stock for cash in the amount of $11,000 to 24 individual accredited investors, five of whom are related to the Company’s Director, Chief Executive Officer, and President.

During the year ended December 31, 2012, the Company issued 1,100,000 shares of its $.001 par value common stock for cash in the amount of $22,000 to 7 individual accredited investors.

There was no common stock issued during the three months ended June 30, 2013.

Note 5 Commitments

As of June 30, 2013 and December 31, 2012, the Company has not entered into any material operating leases or other financial commitments.

Note 6 Recent Accounting Pronouncements

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements” (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

Port of Call Online Inc. intends to create a web-based service that will offer boaters an easy, convenient, fun and easy to use online resource to help them plan and organize their boating trips. The Company’s intended website will provide listings for a plethora of product and service providers of interest to the boating traveler, including available moorage facilities, along with a full presentation of information important to boaters, such as location, address, phone number, email, Dock information, availability of fuel and power, pricing, along with other applicable information. The Company’s intended website will also provide information relating to restaurants in the immediate area or further away, attractions either within walking distance, or general attractions in the area, accommodation. repair services, boat rental, yacht brokerage services, maps. As well as a variety of other services such as grocery locations, food delivery services, cleaning services, car rental and nanny services. The targeted market includes boaters who go on vacation, towing their boats, those that travel using their boats, and others who wish a boating experience while on their vacation.

We are still in our development stage and plan and cannot commence business operations on our website until its completion. The Port of Call Online website has not yet been developed, and substantial additional development work and funding will be required before the website can be fully operational. The first phase of our plan of operations is to design and construct the initial Port of Call Online website and initiate its initial marketing strategies. Expenses related to stage one are expected to be approximately $15,000 and we expect to have this stage of the websites development completed by September of 2013. The Company currently has sufficient capital to complete this phase of its plan of operations. The second phase of our plan of operations is the development of critical mass and additional marketing efforts. The Company currently has sufficient capital to begin the second phase of its plan of operations which is estimated to employ one individual for $2,000 per month. We can provide no assurance that we will be successful in our planned development of our website. The third phase of our plan of operations is to establish a presence in additional market areas and enhance marketing activities. The implementation of this third phase is dependent on the success of the first two phases The Company currently does not expect to have sufficient capital to proceed with this phase of its plan of operations. The Company currently does not have any arrangements for financing and may not be able to obtain financing when required. The registrant believes the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of June 30, 2013, we had $28,300 cash on hand and no liabilities.  Accordingly, our working capital position as of June 30, 2013 was $28,100.  Since our inception through June 30, 2013, we have incurred a net loss of $18,550.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Plan of Operations

Port of Call Online Inc. is a development stage company with limited initial funding.   Therefore, development will occur in several phases, as follows:

Phase I – Initial Beta Launch

Design and construct the initial website for the initial targeted market (geographically based), Complete development of its initial marketing strategies of list development and email marketing materials. The site will not “go live” until management believes it has sufficient critical mass in terms of listings to have a meaningful presence in the marketplace.

Due to the nature of the costs involved and the fact that the registrant’s officers will not be receiving a salary at this time, expenses related to Phase I are expected to be less than $15,000. The president will spearhead this effort. The registrant currently has sufficient capital to complete this stage of its plan of operations. The registrant expects to have this stage of the plan of operations completed by the end of September 2013.

Phase II – Development of Critical Mass

As the website begins to take shape and if the moorage facilities and other market participants respond to the registrants initial marketing strategies the registrant will look to hire a full time employee to help manage the large amount of information coming in to the site and assist with enhanced local and regional marketing initiatives.

This second phase of the operating plan would principally be devoted to establishing a full presence in the market with as much information on as many potential listings as possible.  The registrant will be particularly attuned to monitoring all marketing activities in order to refine its business strategy.

Due to the nature of the costs involved and the fact that the president will not be receiving a salary at this time, expenses related to Phase II are expected to be related to the costs of hiring an additional employee, approximately $2,000 per month. The company currently has sufficient capital to initiate this phase of its plan of operations.

Phase III – Establish Presence in Additional Market Areas

If the registrant is successful in Phase I and Phase II they will continue to enhance marketing activities in several ways. To generate additional revenues, focus marketing activities on major advertisers (i.e. regions, large scale destinations wishing to feature their area and attractions). As well as focusing on additional marketing activities on the endless array of boating-related product and service organizations throughout the market areas (i.e. in and around any particular moorage facility there may many potential advertisers).

If the registrant decides to move forward with Phase III, the registrant will likely not have sufficient capital to carry out this phase of its plan of operations.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through the sale of equity capital.

Our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.  As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012

Revenue	$-	$-
Total Expenses	$8,150	$2,000
Net Loss	$8,150	$2,000

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

Revenue	$-	$-
Total Expenses	$11,050	$2,500
Net Loss	$11,050	$2,500

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the six months ended June 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012

General & Administrative	$8,150	$2,000

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

General & Administrative	$11,050	$2,500

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $18,550 from inception on March 2, 2010 through the period ended June 30, 2013.  These operating expenses were composed of general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

We completed an offering of 1,400,000 shares of common stock on April 21, 2010 to our president and director, Joseph C. Shea, III, at a price of $0.01 per share.  The total proceeds received from this offering were $14,000.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 1,650,000 shares of our common stock at a price of $0.02 per share to a total of thirty one (31) purchasers on March 31, 2012.  The total amount we received from this offering was $33,000. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  In addition to the 50,000 shares issued to Gertrude Shea, our secretary and director. The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 Item 4(t).  Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).  Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 4 to Form S-1 filed on July 25, 2013.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended June 30, 2013.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending June 30, 2013.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORT OF CALL ONLINE INC.

By:       /s/ Joseph C. Shea, III

Joseph C. Shea, III,
President, Chief Executive Officer,
Chief Financial Officer and Director

Date: August 14, 2013