Form 10-Q
period 2013-09-30
Port of Call Online Inc.
filed 2013-11-14
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2013

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,050,000 shares of common stock as of November 14, 2013.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited condensed financial statements of Port of Call Online Inc. (the “Company”) for the nine month period ended September 30, 2013 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at September 30, 2013. (unaudited) and December 31, 2012.

(b)	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the cumulative period from inception (March 2, 2010) through September 30, 2013;

(c)	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and for the cumulative period from inception (March 2, 2010) through September 30, 2013.

(d)	Notes to Condensed Financial Statements (Unaudited)

PORT OF CALL ONLINE, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

Assets

Current assets
Cash	$14,500	$39,500

Total assets	$14,500	$39,500

Liabilities and Stockholders’ Equity

Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; no share issued and outstanding	$-	$-
Common Stock, $ 0.001 par value; 65,000,000 shares authorized; 3,050,000 shares issued and outstanding	3,050	3,050
Additional Paid In Capital	43,950	43,950
Accumulated deficit	(32,500)	(7,500)
Stockholders’ equity	14,500	39,500

Total liabilities and stockholders’ equity	$14,500	$39,500

The accompanying notes are an integral part of these condensed financial statements

PORT OF CALL ONLINE, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
	Three	Three	Nine	Nine	Inception,
	Months Ended September 30,	Months Ended September 30,	Months Ended September 30,	Months Ended September 30,	March 2, 2010, through September 30,
	2013	2012	2013	2012	2013

Operating expenses:
General and administrative	$12,600	$375	$25,000	$2,800	$32,500

Total operating expenses	12,600	375	25,000	2,800	32,500

Loss from operations	(12,600)	(375)	(25,000)	(2,800)	(32,500)

Net loss	$(12,600)	$(375)	$(25,000)	$(2,800)	$(32,500)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.01)	(.00)

Weighted average common shares outstanding - basic and diluted	3,050,000	3,050,000	3,050,000	2,756,630

The accompanying notes are an integral part of these condensed financial statements

PORT OF CALL ONLINE, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,	Period From Inception, March 2, 2010, through September 30,
	2013	2012	2013

Operating activities:
Net loss	$(25,000)	$(2,800)	$(32,500)
Net cash used in operating activities	(25,000)	(2,800)	(32,500)

Financing activities:
Proceeds from the issuance of common stock	-	25,000	47,000
Net cash provided by financing activities	-	25,000	47,000

Net increase (decrease) in cash	(25,000)	22,200	14,500

Cash, beginning of period	39,500	20,500	-

Cash, end of period	$14,500	$42,700	$14,500

Supplemental cash flow disclosure:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Port of Call Online, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2013

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

Note 2 Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents include highly liquid short-term investments, with original maturities of three months or less. At September 30, 2013 and December 31, 2012, the company had no cash equivalents.

Concentration of Risk

As of September 30, 2013, the Company maintained its cash account at one commercial bank.  The cash balance at September 30, 2013 and December 31, 2012, was within the FDIC coverage of deposits totaling $250,000 per owner.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding stock options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of September 30, 2013 and December 31, 2012, there were no common equivalent shares.

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

Note 3 Going Concern

As of September 30, 2013, the Company has an accumulated deficit of $32,500.  In addition, the Company is in the development stage and has not yet generated any revenues.  The Company is in the beginning stages of implementing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2013, the Company continued the implementation of its business plan.   The first phase of its business plan calls for the Company to begin development of its website which is still in the design stage and as such, no significant website development has occurred as of September 30, 2013.  The Company has raised $47,000 since inception and has utilized those funds to primarily initial organize the Company and complete its business plan.  During the second quarter, the Company filed to register 1.6 million common shares of the Company on Form S-1 with the SEC in conjunction with  previous equity offering. Upon commencement of its website development, the Company expects to raise additional funds however does not currently have any commitments to do so.  There are no assurances that the Company will be able to raise sufficient funds required to complete its website or business plan or whether such raise will be on terms favorable to the Company.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern.  The Company has not established any source of revenue and has incurred an operating loss since inception.  Further, as of September 30, 2013, it is not certain whether the Company’s cash resources are sufficient to meet its ongoing business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 Stockholders’ Equity

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of September 30, 2013 and December 31, 2012 there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of September 30, 2013 and December 31, 2012, there are 3,050,000 and 3,050,000, respectively, shares of $0.001 par value common stock issued and outstanding.

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

Note 5 Subsequent Events

Management has evaluated events through the date the accompanying condensed financial statements were issued for transaction and other events that may require adjustment and/or disclosure. No material events were identified that require adjustment to the condensed financial statements or additional disclosures.

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

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of September 30, 2013, we had $14,500 cash on hand and no liabilities.  Accordingly, our working capital position as of September 30, 2013 was $14,500.  Since our inception through September 30, 2013, we have incurred a net loss of $32,500.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Due to the nature of the costs involved and the fact that the registrant’s officers will not be receiving a salary at this time, expenses related to Phase I are expected to be less than $15,000. The president will spearhead this effort. The registrant currently has sufficient capital to complete this stage of its plan of operations. The registrant expects to have this stage of the plan of operations completed by the end of 2013.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-
Total Expenses	$12,600	$375	$25,000	$2,800
Net Loss	$12,600	$375	$25,000	$2,800

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and nine months ended September 30, 2013 and 2012 are outlined in the table below:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

General & Administrative	$12,600	$375	$25,000	$2,800

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $32, 500 from inception on March 2, 2010 through the period ended September 30, 2013.  These operating expenses were composed of general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the nine months ended September 30, 2013.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending September 30, 2013.

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

Date: November 14 , 2013