Form 10-Q
period 2014-03-31
Port of Call Online Inc.
filed 2014-05-15
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2014

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitisons of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, 3,050,000 shares of common stock as of May 15, 2014.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited condensed financial statements of Port of Call Online Inc. (the “Company”) for the three month period ended March 31, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at March 31, 2014 (unaudited) and December 31, 2013.

(b)	Unaudited Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and for the cumulative period from inception (March 2, 2010) through March 31, 2014;

(c)	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and for the cumulative period from inception (March 2, 2010) through March 31, 2014.

(d)	Notes to Condensed Financial Statements (Unaudited)

PORT OF CALL ONLINE, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014 (Unaudited)	2013 (Audited)

Assets

Current assets
Cash	$2,300	$400
Total current assets	2,300	400

Other assets	1,400	1,300
Total other assets	1,400	1300

Total assets	$3,700	$1700

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable	$1,600	$1,100
Advance from shareholder	8,000	-
Total liabilities	$9,600	$1,100

Commitments and contingencies (Note 5)

Stockholders’ Equity (Deficit)
Common Stock, par value $0.001; 65,000,000 shares
authorized; 3,050,000 shares issued and outstanding	$3,050	$3,050
Additional Paid In Capital	43,950	43,950
Accumulated deficit	(52,900)	(46,400)
Stockholders’ Equity(Deficit)	(5,900)	600

Total liabilities and stockholders’ Deficit	$3,700	$1,700

The accompanying notes are
an integral part of these unaudited condensed  financial statements.

PORT OF CALL ONLINE, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			Period From
	Three	Three	Inception,
	Months Ended March 31,	Months Ended March 31,	March 2, 2010, through March 31,
	2014	2013	2014

Operating expenses:
General and administrative	$6,500	$2,900	$52,900

Total operating expenses	6,500	2,900	52,900

Loss from operations	(6,500)	(2,900)	(52,900)

Net loss	$(6,500)	$(2,900)	$(52,900)

Basic and Diluted Loss Per Share	$(.002)	$(.001)	$(.0252)

Weighted average common shares
outstanding - basic and diluted	3,050,000	3,050,000	2,109,123

The accompanying notes are
an integral part of these unaudited condensed  financial statements.

PORT OF CALL ONLINE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	Period From Inception, March 2, 2010, through March 31,
	2014	2013	2014

Operating activities:
Net loss	$(6,500)	$(2,900)	$(52,900)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Changes in operating assets and liabilities:
Other assets	-	(350)	(1,350)
Accounts payable	400	-	1,450
Net cash used in operating activities	(6,100)	(3,250)	(52,800)

Financing activities:
Advances from shareholder	8,000	-	8,000
Proceeds from the issuance of common stock	-	-	47,100
Net cash provided by financing activities	8,000	-	55,100

Net change in cash and cash equivalents	1,900	(3,250)	2,300

Cash, beginning of period	400	39,500	-

Cash, end of period	$2,300	$36,250	$2,300

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are
an integral part of these unaudited condensed  financial statements.

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

Development Stage Company
The Company’s unaudited financial statements are presented as those of a development stage company. The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The unaudited financial statements of the Company included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. The results of operations for an interim period may not give a true indication of the results for the entire year. The December 31, 2013 balance sheet has been derived from the audited financial statements of that date.

Note 2 Summary of Significant Accounting Policies

Cash
Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

Concentration of Risk
As of March 31, 2014, the Company maintained its cash account at one commercial bank.  The cash balance at March 31, 2014 and December 31, 2013, was within the FDIC coverage of deposits totaling $250,000 per owner.

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

Net Loss per Share
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of March 31, 2014 and December 31, 2013, there were no common equivalent shares.

Research and Development Costs
The Company expenses research and development costs as incurred.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $6,500 and net cash used in operations of $6,100 for the three months ended March 31, 2014. The Company has a net loss of $52,900 and net cash used in operations of $52,800 since inception on March 2, 2010 through March 31, 2014.  In addition, the Company is in the development stage and has not yet generated any revenues.  The Company is in the beginning stages of implementing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2014, the Company continued the implementation of its business plan.  The first phase of its business plan calls for the Company to begin development of its website which is still in the design stage and as such, no significant development has occurred as of March 31, 2014.  The Company has raised $55,100 since inception and has utilized those funds to primarily initially organize the Company and complete its business plan. Upon commencement of its website development, the Company expects to raise additional funds however does not currently have any commitments to do so.  There are no assurances that the Company will be able to raise sufficient funds required to complete its websites or business plan or whether such raise will be on terms favorable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern.  The Company has not established any source of revenue and has incurred an operating loss since inception.  Further, as of March 31, 2014, it is not certain whether the Company’s cash resources are sufficient to meet its ongoing business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 Advance From Shareholder

During the three months ended March 31, 2014, the Company received an advance of $8,000 cash from one its shareholder who is also an executive officer. The advance has expiration, no other terms and can be called due at any time.

Note 5 Stockholders’ Deficit

Authorized Shares
The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock. As of March 31, 2014 and December 31, 2013 there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of March 31, 2014 and December 31, 2013, there are 3,050,000 shares of $0.001 par value common stock issued and outstanding.

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

During the year ended December 31, 2012, the Company issued 1,100,000 shares of its $.001 par value common stock for cash in the amount of $ 22,000 to 7 individual accredited investors.

There was no common stock issued during the three months ended March 31, 2014.

Note 6 Recent Accounting Pronouncements

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

We are still in our development stage and plan and cannot commence business operations on our website until its completion. The Port of Call Online website has not yet been developed, and substantial additional development work and funding will be required before the website can be fully operational. The first phase of our plan of operations is to design and construct the initial Port of Call Online website and initiate its initial marketing strategies. Expenses related to stage one are expected to be approximately $15,000 and we expect to have this stage of the websites development completed by the end of June 2014. The second phase of our plan of operations is the development of critical mass and additional marketing efforts. The Company does not currently have sufficient capital to begin the second phase of its plan of operations which is estimated to employ one individual for $2,000 per month. We can provide no assurance that we will be successful in our planned development of our website. The third phase of our plan of operations is to establish a presence in additional market areas and enhance marketing activities. The implementation of this third phase is dependent on the success of the first two phases The Company currently does not expect to have sufficient capital to proceed with this phase of its plan of operations. The Company currently does not have any arrangements for financing and may not be able to obtain financing when required. The registrant believes the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

We have not earned any revenues to date.  We do not anticipate earning revenues until we have completed our website and commenced marketing activities.  As of March 31, 2014, we had $2,300 cash on hand and $9,600 in liabilities.  Accordingly, our working capital position as of March 31, 2014 was ($7,300).  Since our inception through March 31, 2014, we have incurred a net loss of $52,900.  Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Due to the nature of the costs involved and the fact that the president will not be receiving a salary at this time, expenses related to Phase II are expected to be related to the costs of hiring an additional employee, approximately $2,000 per month. The company currently does not have sufficient capital to initiate this phase of its plan of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three months ended March 31, 2014 and 2013 are summarized as follows:
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Revenue	$-	$-
Total Expenses	$6,500	$2,900
Net Loss	$6,500	$2,900

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended March 31, 2014 and 2013 are outlined in the table below:
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

General & Administrative	$6,500	$2,900

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $52,900 from inception on March 2, 2010 through the period ended March 31, 2014.  These operating expenses were composed of general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended March 31, 2014.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending March 31, 2014.

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

Date: May 15, 2014