Form 10-Q
period 2014-06-30
Port of Call Online Inc.
filed 2014-08-14
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date, 3,050,000 shares of common stock as of August 14, 2014.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following interim unaudited condensed financial statements of Port of Call Online Inc. (the “Company”) for the six month period ended June 30, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at June 30, 2014 (unaudited) and December 31, 2013 (Audited).

(b)	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013

(c)	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013

(d)	Notes to Condensed Financial Statements (Unaudited)

PORT OF CALL ONLINE, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014 (Unaudited)	2013 (Audited)

Assets

Current assets
Cash	$200	$400

Total current assets	200	400

Other assets	1,300	1,300
Total other assets	1,300	1300
Total assets	$1,500	$1700

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable	$2,700	$1,100
Advance from shareholder	8,000	-
Total liabilities	$10,700	$1,100

Commitments and contingencies (Note 5)

Stockholders’ Equity (Deficit)
Common Stock, par value $0.001; 65,000,000 shares
authorized; 3,050,000 shares issued and outstanding	$3,050	$3,050
Additional paid in capital	43,950	43,950
Accumulated deficit	(56,200)	(46,400)
Stockholders’ Equity (Deficit)	(9,200)	600
Total liabilities and stockholders’ Equity (Deficit)	$1,500	$1,700

The accompanying notes are
an integral part of these unaudited condensed financial statements.

PORT OF CALL ONLINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2014	2013	2014	2013

Operating expenses:
General and administrative	$3,300	$8,150	$9,800	$11,050
Total operating expenses	3,300	8,150	9,800	11,050

Loss from operations	(3,300)	(8,150)	(9,800)	(11,050)

Other (expenses) income, net	-	-	-	-

Net loss	$(3,300)	$(8,150)	$(9,800)	$(11,050)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	3,050,000	3,050,000	3,050,000	3,050,000

The accompanying notes are
an integral part of these unaudited condensed financial statements.

PORT OF CALL ONLINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2014	2013

Operating activities:
Net loss	$(9,800)	$(11,050)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Changes in operating assets and liabilities:
Other assets	-	(350)
Accounts payable	1,600	200
Net cash used in operating activities	(8,200)	(11,200)

Financing activities:
Advances from shareholder	8,000	-
Proceeds from the issuance of common stock	-	-
Net cash provided by financing activities	8,000	-

Net change in cash	(200)	(11,200)

Cash, beginning of period	400	39,600

Cash, end of period	$200	$28,400

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Note 2 Summary of Significant Accounting Policies

Cash
Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Concentration of Risk
As of June 30, 2014, the Company maintained its cash account at one commercial bank. The cash balance at June 30, 2014 and December 31, 2013, was within the FDIC coverage of deposits totaling $250,000 per owner.

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

Net Loss per Share
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of June 30, 2014 and December 31, 2013, there were no common equivalent shares.

Research and Development Costs
The Company expenses research and development costs as incurred.

Note 3 Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of $9,800 and net cash used in operations of $200 for the six months ended June 30, 2014. The Company has an accumulated deficit of $56,200 and net cash used in operations of $54,900 since inception on March 2, 2010 through June 30, 2014. In addition, the Company is in the development stage and has not yet generated any revenues. The Company is in the beginning stages of implementing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended June 30, 2014, the Company continued the implementation of its business plan. The first phase of its business plan calls for the Company to begin development of its website which is still in the design stage and as such, no significant development has occurred as of June 30, 2014. The Company has raised $55,100 since inception and has utilized those funds to primarily initially organize the Company and complete its business plan. Upon commencement of its website development, the Company expects to raise additional funds however does not currently have any commitments to do so. There are no assurances that the Company will be able to raise sufficient funds required to complete its websites or business plan or whether such raise will be on terms favorable to the Company.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established any source of revenue and has incurred an operating loss since inception. Further, as of June 30, 2014, it is not certain whether the Company’s cash resources are sufficient to meet its ongoing business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 Advance From Shareholder

In March 2014, the Company received an advance of $8,000 cash from a shareholder who is also an executive officer. The advance has no expiration, no other terms and can be called due at any time. As of June 30, 2014, the balance of the advance is $8,000.

Note 5 Stockholders’ Equity (Deficit)

Authorized Shares
The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock. As of June 30, 2014 and December 31, 2013 there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of June 30, 2014 and December 31, 2013, there are 3,050,000 shares of $0.001 par value common stock issued and outstanding.

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

There was no common stock issued during the three and six months ended June 30, 2014.

Note 6 Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

We are still in our development stage and plan and cannot commence business operations on our website until its completion. The Port of Call Online website has not yet been developed, and substantial additional development work and funding will be required before the website can be fully operational. The first phase of our plan of operations is to design and construct the initial Port of Call Online website and initiate its initial marketing strategies. Expenses related to stage one are expected to be approximately $15,000 and we expect to have this stage of the websites development completed by the end of September 2014. The second phase of our plan of operations is the development of critical mass and additional marketing efforts. The Company does not currently have sufficient capital to begin the second phase of its plan of operations which is estimated to employ one individual for $2,000 per month. We can provide no assurance that we will be successful in our planned development of our website. The third phase of our plan of operations is to establish a presence in additional market areas and enhance marketing activities. The implementation of this third phase is dependent on the success of the first two phases The Company currently does not expect to have sufficient capital to proceed with this phase of its plan of operations. The Company currently does not have any arrangements for financing and may not be able to obtain financing when required. The registrant believes the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

We have not earned any revenues to date. We do not anticipate earning revenues until we have completed our website and commenced marketing activities. As of June 30, 2014, we had $200 cash on hand and $10,700 in liabilities. Accordingly, our working capital position as of June 30, 2014 was ($10,500). Since our inception through June 30, 2014, we have incurred a net loss of $56,200. Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

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

Due to the nature of the costs involved and the fact that the registrant’s officers will not be receiving a salary at this time, expenses related to Phase I are expected to be less than $15,000. The president will spearhead this effort. The registrant expects to have this stage of the plan of operations completed by the end of September 2014.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein.

Our operating results for the three months ended June 30, 2014 and 2013 are summarized as follows:
	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013

Revenue	$-	$-
Total Expenses	$3,300	$8,150
Net Loss	$3,300	$8,150

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended June 30, 2014 and 2013 are outlined in the table below:
	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013

General & Administrative	$3,300	$8,150

General & Administrative

General and Administrative fees include our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

We incurred operating losses in the amount of $56,500 from inception on March 2, 2010 through the period ended June 30, 2014. These operating expenses were composed of general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended June 30, 2014.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending June 30, 2014.

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

Date: August 14, 2014