Form 10-Q/A
period 2014-06-30
Port of Call Online Inc.
filed 2014-08-18
CIK 1575858

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

Explanatory Note for Amendment 1:

This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on August 14, 2014. No other changes, revisions, or updates were made to the original amended filing.

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

Date: August 18 , 2014