Form 10-Q
period 2014-09-30
Port of Call Online Inc.
filed 2014-11-14
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number       333-188575

PORT OF CALL ONLINE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	27-2060863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1670 Sierra Avenue, Ste. 402 Yuba City, CA	95993
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(530) 676-7873

40 Warren Street, Floor 3
Charlestown, MA 02129
 (Former address if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

Indicate the number of shares outstanding of the issuer’s common stock, as of October 31, 2014 was 3,050,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PORT OF CALL ONLINE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2014 (Unaudited)	2013 (Audited)

Assets

Current assets
Cash	$100	$400
Total current assets	100	400

Other assets	-	1,300
Total other assets	-	1,300
Total assets	$100	$1,700

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable	$4,100	$1,100
Total liabilities	$4,100	$1,100

Commitments and contingencies (Note 5)

Stockholders’ Equity (Deficit)

Common Stock,par value $0.001;520,000,000 shares
authorized; 24,400,000 shares issued and outstanding	$3,050	$3,050

Additional Paid In Capital	51,950	43,950

Accumulated deficit	(59,000)	(46,400)

Stockholders’ Equity (Deficit)	(4,000)	600

Total liabilities and stockholders’ Equity (Deficit)	$100	$1,700

The accompanying notes are an integral part of these financial statements

PORT OF CALL ONLINE, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS
ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expenses:
General and administrative	$2,800	$12,600	$12,600	$25,000
Total operating expenses	2,800	12,600	12,600	25,000

Loss from operations	(2,800)	(12,600)	(12,600)	(25,000)

Net loss	$(2,800)	$(12,600)	$(12,600)	$(25,000)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted*	24,400,000	24,400,000	24,400,000	24,400,000

*These number of shares retroactively reflects an 8-for-1 stock split that occurred on November 7, 2014.

The accompanying notes are an integral part of these financial statements

PORT OF CALL ONLINE, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2014	2013

Operating activities:
Net loss	$(12,600)	$(25,000)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Changes in operating assets and liabilities:
Other assets	1,300	-
Accounts payable	3,000	-
Net cash used in operating activities	(8,300)	(25,000)

Financing activities:
Advances from shareholder	8,000	-
Proceeds from the issuance of common stock	-	-
Net cash provided by financing activities	8,000	-

Net change in cash and cash equivalents	(300)	-

Cash, beginning of period	400	39,500

Cash, end of period	$100	$14,500

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash financing activity:
Cancellation of debt	$8,000	$-

The accompanying notes are an integral part of these financial statements

PORT OF CALL ONLINE, INC.
 NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2014

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

The Company is considering other potential business opportunities.

Change In Control

On September 23, 2014, Joseph Shea III, the Company’s President, CEO, CFO and Director, entered into a Stock Purchase Agreement with Arthur Scott Dockter, pursuant to which Mr. Shea sold an aggregate of 1,400,000 shares (pre-split) of the Company’s common stock to Mr. Dockter.  The purchase of Mr. Shea’s shares represent 45.9% of the outstanding shares of common stock of the Company.

On September 23, 2014, Gertrude Shea, Secretary and Director of the Company entered into a Stock Purchase Agreement with Arthur Scott Dockter, pursuant to which, Ms. Shea sold an aggregate of 50,000 shares (pre-split) of the Company’s common stock to Mr. Dockter.  The purchase of Ms. Shea’s shares represent 1.63% of the outstanding shares of common stock of the Company.

Prior to September 23, 2014, Mr. Dockter purchased a total of 1,050,000 shares (pre-split) of the Company’s common stock from 19 individual shareholders in separate private transactions.  These purchases represented 34.43% of the outstanding shares of the common stock of the Company.

As a result of the foregoing, Mr. Dockter now owns 2,500,000 shares (pre-split), representing 81.97%, of the outstanding common stock of the Company and on September 23, 2014, Joseph Shea, tendered his resignation as the Company’s President, CEO, CFO and Director to be effective September 24, 2014, and  Gertrude Shea tendered her resignation as the Company’s Secretary and Director to be effective September 24, 2014.   Arthur Scott Dockter was appointed the Company’s President, CEO, CFO, Secretary and Director effective as of September 24, 2014.

Note 2 Summary of Significant Accounting Policies

Cash

Cash equivalents includes highly liquid short-term investments, with original maturities of three months or less. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Port of Call Online, Inc.
Notes to Unaudited Financial Statements

Concentration of Risk

As of September 30, 2014, the Company maintained its cash account at one commercial bank.  The cash balance at September 30, 2014 and December 31, 2013, was within the FDIC coverage of deposits totaling $250,000 per owner.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of September 30, 2014 and December 31, 2013, there were no common equivalent shares. The number of shares outstanding retroactively reflect an 8-for-1 stock split that occurred on November 7, 2014.

Research and Development Costs

The Company expenses research and development costs as incurred.

Note 3 Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of $12,600 and net cash used in operations of $8,300 for the nine months ended September 30, 2014. The Company has an accumulated deficit of $59,000.  In addition, the Company has not yet generated any revenues. The Company is in the beginning stages of implementing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended September 30, 2014, the Company had a change in control as described above.  Prior to change in control, the Company had raised $55,100 since inception and has utilized those funds to primarily initially organize the Company and complete its business plan. The Company expects to raise additional funds however does not currently have any commitments to do so. There are no assurances that the Company will be able to raise sufficient funds required to implement its business plan or whether such raise will be on terms favorable to the Company.

Port of Call Online, Inc.
Notes to Unaudited Financial Statements

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established any source of revenue and has incurred an operating loss since inception. Further, as of September 30, 2014, it is not certain whether the Company’s cash resources are sufficient to meet its ongoing business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 Advance From Shareholder

In March 2014, the Company received an advance of $8,000 cash from one its shareholder who is also an executive officer.  The advance has expiration, no other terms and can be called due at any time. During August 2014, the same shareholder forgave the advance of $8,000 which is reported as a capital contribution in accordance with ASC 470-50-40-2 and the facts and circumstances.

Note 5 Stockholders’ Deficit

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of September 30, 2014 and December 31, 2013 there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of September 30, 2014 and December 31, 2013, there are 3,050,000 shares of $0.001 par value common stock issued and outstanding. On November 7, 2014, an 8-for-1 stock split became effective, resulting in the number of authorized shares to increase to 520,000,000 and the outstanding shares to be converted to 24,400,000.

Note 6 Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company continued its adoption of ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. IN ADDITION, MATERIAL EVENTS DESCRIBED BELOW UNDER “OTHER INFORMATION” OCCURRING AFTER THE QUARTER ENDED SEPTEMBER 30, 2014 WILL HAVE A MATERIAL IMPACT ON THE COMPANY’S FUTURE BUSINESS.

Cautionary Note About Forward-Looking Statements:

THIS FORM 10-Q INCLUDES “FORWARD-LOOKING” STATEMENTS ABOUT FUTURE FINANCIAL RESULTS, FUTURE BUSINESS CHANGES AND OTHER EVENTS THAT HAVE NOT YET OCCURRED.  FOR EXAMPLE, STATEMENTS LIKE THE COMPANY “EXPECTS,” “ANTICIPATES” OR “BELIEVES” ARE FORWARD-LOOKING STATEMENTS.  INVESTORS SHOULD BE AWARE THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE COMPANY’S EXPRESSED EXPECTATIONS BECAUSE OF RISKS AND UNCERTAINTIES ABOUT THE FUTURE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-Q IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE.  DETAILS ABOUT RISKS AFFECTING VARIOUS ASPECTS OF THE COMPANY’S BUSINESS ARE DISCUSSED THROUGHOUT THIS FORM 10-Q AND SHOULD BE CONSIDERED CAREFULLY.

General

As of the end of the quarter Port of Call Online Inc. (the Company”) intended to create a web-based service that will offer boaters an easy, convenient, fun and easy to use online resource to help them plan and organize their boating trips. The Company’s intended website would provide listings for a plethora of product and service providers of interest to the boating traveler, including available moorage facilities, along with a full presentation of information important to boaters, such as location, address, phone number, email, Dock information, availability of fuel and power, pricing, along with other applicable information. The Company’s intended website would also provide information relating to restaurants in the immediate area or further away, attractions either within walking distance, or general attractions in the area, accommodation, repair services, boat rental, yacht brokerage services, maps. As well as a variety of other services such as grocery locations, food delivery services, cleaning services, car rental and nanny services.  The targeted market included boaters who go on vacation, towing their boats, those that travel using their boats, and others who wish a boating experience while on their vacation.

As of the end of the quarter we were still in our development stage and plan and could not commence business operations on our website until its completion. The Port of Call Online website had not yet been developed, and substantial additional development work and funding were required before the website could be fully operational. The first phase of our plan of operation was to design and construct the initial Port of Call Online website and initiate its initial marketing strategies. Expenses related to stage one were expected to be approximately $15,000. The second phase of our plan of operation was the development of critical mass and additional marketing efforts. The Company did not  have sufficient capital to begin the second phase of its plan of operation which was estimated to employ one individual for $2,000 per month. We can provide no assurance that we will be successful in our planned development of our website. The third phase of our plan of operations was to establish a presence in additional market areas and enhance marketing activities. The implementation of this third phase was dependent on the success of the first two phases. The Company did not have sufficient capital to proceed with this phase of its plan of operations.

The Company currently does not have any arrangements for financing and may not be able to obtain financing when required. The Company believes the only source of funds that would be realistic is through a loan from our president or the sale of equity capital.

We have not earned any revenues to date. We did not anticipate earning revenues until we had completed our website and commenced marketing activities. As of September 30, 2014, we had $100 cash on hand and $4,100  in liabilities. Accordingly, our working capital position as of September 30, 2014 was a negative ($4,000). Since our inception through September 30, 2014, we had incurred a net loss of $59,000. Our net loss is due to lack of revenues to offset our expenses and the professional fees related to the creation and operation of our business.

Since inception we had worked toward the introduction and development of our website that we intended to use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Plan of Operations

Port of Call Online Inc. is a development stage company with limited initial funding.   Therefore, development was to have occurred in several phases, as follows:

Phase I – Initial Beta Launch

Design and construct the initial website for the initial targeted market (geographically based), Complete development of its initial marketing strategies, list developments and email marketing materials. The site would not “go live” until management believed it had sufficient critical mass in terms of listings to have a meaningful presence in the marketplace.

Due to the nature of the costs involved and the fact that the Company’s officers were not receiving a salary at this time, expenses related to Phase I were expected to be less than $15,000. The president was to spearhead this effort. The Company expected to have this stage of the plan of operations completed by the end of September 2014.

Phase II – Development of Critical Mass

As the website was to begin taking shape and if the moorage facilities and other market participants responded to our initial marketing strategies we would endeavor to hire a full time employee to help manage the large amount of information coming in to the site and assist with enhanced local and regional marketing initiatives.

This second phase of the operating plan would principally be devoted to establishing a full presence in the market with as much information on as many potential listings as possible. The Company would’ve been particularly attuned to monitoring all marketing activities in order to refine its business strategy.

Due to the nature of the costs involved and the fact that the president was not receiving a salary at this time, expenses related to Phase II were expected to be related to the costs of hiring an additional employee, approximately $2,000 per month. However, he Company had not secured sufficient capital to initiate this phase of its plan of operations.

Phase III – Establish Presence in Additional Market Areas

If the Company was successful in Phase I and Phase II it would’ve continued to enhance marketing activities in several ways. To generate additional revenues, the Company planned to focus marketing activities on major advertisers (i.e. regions, large scale destinations wishing to feature their area and attractions) as well as focusing on additional marketing activities on the endless array of boating-related product and service organizations throughout the market areas (i.e. in and around any particular moorage facility there may many potential advertisers).

If the Company decided to move forward with Phase III, the Company would likely not have sufficient capital to carry out this phase of its plan of operations. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. We believe the only source of funds that would be realistic is through the sale of equity capital.

We will require additional financing. There can be no assurance, however, that we would be able to acquire the financing necessary to enable us to pursue our plan of operation. If the Company required additional financing and it was unable to acquire such funds, its business may fail. As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements included herein and the subsequent events described in “Other Information” provided below.

Our operating results for the three months ended September 30, 2014 and 2013 are summarized as follows:
	Three Months Ended	Three Months Ended
	Sept. 30, 2014	Sept. 30, 2013

Revenue	$-	$-
Total Expenses	$2,800	$12,600
Net Loss	$2,800	$12,600

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance as to when we may begin earning revenues.

Expenses

Our expenses for the three months ended September 30, 2014 and 2013 are outlined in the table below:
	Three Months Ended	Three Months Ended
	Sept. 30, 2014	Spt. 30, 2013

General & Administrative	$2,800	$12,600

General & Administrative

General and Administrative fees included our general expenses including accounting and auditing expenses incurred in connection with the preparation of our financial statements and fees that we pay to our legal counsel.

Going Concern

As of the end of the quarter, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our year-end audited financial statements that they have substantial doubt we would be able to continue as a going concern.

Financings

As of the end of the quarter our operations have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

We completed an offering of 1,400,000 shares (pre-split) of common stock on April 21, 2010 to our president and director, Joseph C. Shea, III, at a price of $0.01 per share. The total proceeds received from this offering were $14,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act. We did not engage in any general solicitation or advertising.

We completed an offering of 1,650,000 shares (pre-split) of our common stock at a price of $0.02 per share to a total of thirty one (31) purchasers on March 31, 2012. The total amount we received from this offering was $33,000. Included in this amount was 50,000 shares issued to Gertrude Shea, our secretary and director. The securities were sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act in a transaction that did not involve any underwriters, underwriting discounts or commissions, or any public offering, and  were not registered under the Securities Act or the securities laws of any state but were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Off-Balance Sheet Arrangements

As of the end of the quarter we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Basis of Presentation and Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred a net loss of $2,800 for the three months ended September 30, 2014, a net loss of $12,600 for the nine months ended September 30, 2014, and a total accumulated deficit of $59,000.

During the quarter ended September 30, 2014 the Company had no recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development and payment of general and administration expenses until revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting.

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

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

As of the end of the quarter, there were  no changes to our risk factors from those disclosed on our Post-Effective Amended Form S-1 Registration Statement filed with the SEC on August 6, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

All of the securities issuances described below were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. All of the transactions were conducted in a private manner with each entity/individual on a negotiated basis without any public solicitation. Each entity/individual purchased the securities with investment intent. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

On September 23, 2014, Joseph Shea III, a major shareholder of  the Company entered into a Stock Purchase Agreement with Arthur Scott Dockter, pursuant to which Mr. Shea sold an aggregate of 1,400,000 shares (pre-split) of the Company’s common stock to Mr. Dockter for a total purchase price of $2,500, which was paid in cash.  The purchase of Mr.Shea’s shares represented 45.9% of the outstanding shares of common stock of the Company.

On September 23, 2014, Gertrude Shea entered into a Stock Purchase Agreement with Arthur Scott Dockter, pursuant to which, Ms. Shea sold an aggregate of 50,000 shares (pre-split) of the Company’s common stock to Mr. Dockter for a total purchase price of $2,000, which was paid in cash.  The purchase of Ms.Shea’s shares represent 1.63% of the outstanding shares of common stock of the Company.

ITEM 5.  OTHER INFORMATION

Prior to September 23, 2014, Mr. Dockter purchased a total of 1,050,000 shares (pre-split) of the Company’s common stock pursuant to its Form S-1 Registration Statement. The purchase price paid was $0.04 per share for an aggregate total of $42,000 which was paid in cash.  These purchases represented 34.43% of the outstanding shares of the common stock of the Company. As a result of the foregoing and the stock purchased from Mr. Shea and Ms. Shea, Mr. Dockter now owns 2,500,000 shares (pre-split), representing 81.97%, of the outstanding common stock of the Company.

Effective September 24, 2014 Mr. Shea and Ms. Shea resigned from their Director and officer positions with the Company and appointed Arthur Scott Dockter as the Company’s President, CEO, CFO, Secretary and sole Director.

Subsequent to September 30, 2014 and as a result of the change in management, Mr. Dockter announced that the Company will no longer pursue its prior business of developing web-based services for boaters but intends to pursue interests in the field of industrial minerals and natural resources. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. The Company’s business plan is to define, acquire and commercially develop world-class industrial and natural mineral deposits to be sold in the industrial and agricultural market sectors. These important resources are found in thousands of products, and in many cases, there are few or no substitutes for their mineral properties. Industrial minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics. IN LIGHT OF THE COMPANY’S NEW DIRECTION AND BUSINESS PLAN, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS WELL AS THE BUSINESS PLAN PRESENTED IN PART I, ITEM 2 ABOVE WILL NO LONGER BE INDICATIVE OF THE COMPANY’S FUTURE BUSINESS PLANS AND OPERATIONS.

In October, 2014, the Company relocated its offices to 1670 Sierra Ave., Ste. 402, Yuba City, CA 95993.

On October 27, 2014 Mr. Dockter resigned his positions as CFO and Secretary of the Company and the Company’s Board appointed Amy Clemens as Secretary and CFO of the Company.

On October 27, 2014 the Company’s Board appointed Calvin Lim as a Director.

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report:

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORT OF CALL ONLINE, INC.

Dated: November 13, 2014	/s/ Scott Dockter
A.Scott Dockter
Chief Executive Officer

Dated: November 13, 2014	/s/ Amy Clemens
Amy Clemens
Chief Financial Officer