Form 10-K
period 2014-11-30
PureBase Corp
filed 2015-03-16
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
November 30, 2014	333-188575

PUREBASE CORPORATION

Nevada	27-2060863
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
1670 Sierra Avenue, Suite 402
Yuba City, CA 95993
(530) 676-7873

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
None

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

Yes _____     No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes _____     No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X        No  _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes _____     No      X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer
☐  Accelerated filer
☐  Non-accelerated filer (do not check if a smaller reporting company)
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____     No      X

As of June 30, 2014 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $61,000 based on a price of $0.02 per share, being the issue price per share of the last private placement conducted by the Company in March, 2012.

As of February 17, 2015, the Registrant had outstanding 65,433,400 shares of common stock.

Transitional Small Business Disclosure Format:    Yes ☐   No ☒

Documents Incorporated by Reference

Certain exhibits required by Item 15 have been incorporated by reference from PureBase’s previously filed Form 8-K’s and Form 10-Q’s.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K or documents incorporated by reference may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases, which represent the Registrant’s expectations or beliefs, including but not limited to, statements concerning the Registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

These risks and uncertainties and other factors include, but are not limited to, those set forth under Item 1A “Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Registrant or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

PART I

ITEM 1.       BUSINESS

Corporate Overview

PureBase Corporation (“PureBase”, the “Company”, "we", or "our") was incorporated in Nevada on March 2, 2010 under the name Port of Call Online, Inc. (referred to herein as “POCO”).  POCO was originally formed to develop web-based services that would offer boaters online resources to help plan and organize boating trips. Since POCO had no revenues and minimal assets it was deemed to be a “shell company” as defined by SEC regulations.

On September 24, 2014 the two officers and Directors of POCO as well as most of its then stockholders agreed to sell their shares of POCO common stock to Arthur Scott Dockter resulting in Mr. Dockter owning approximately 82% of the then outstanding shares of POCO. At this time Joseph Shea, tendered his resignation as POCO’s President, CEO, CFO and Director to be effective September 24, 2014, and Gertrude Shea tendered her resignation as POCO’s Secretary and Director to be effective September 24, 2014 and Scott Dockter was appointed POCO’s President, CEO, CFO, Secretary and Director effective as of September 24, 2014.As a result of this change in control, Mr. Dockter announced that POCO would no longer pursue the web-based boater services business but would pursue a new business model in the field of acquiring and developing minerals and natural resources for industrial and agricultural applications.

On October 27, 2014 Mr. Dockter appointed Calvin Lim to the Board of Directors and appointed Amy Clemens as Chief Financial Officer and Corporate Secretary. Also at this time the Board retained a new accounting firm for POCO.

On November 7, 2014 POCO conducted an 8-for-1 common stock split which increased its outstanding common stock from 3,050,000 shares to 24,400,000. As a result of the stock split POCO’s authorized shares increased from 65,000,000 shares to 520,000,000 shares.

In light of POCO’s new business focus, on December 1, 2014 POCO acquired its first mining property interests and certain mining claims known as the Snow White Mine.

On December 23, 2014 POCO entered into and consummated a Plan and Agreement of Reorganization between the Company and Purebase, Inc., and certain stockholders of Purebase, Inc. (the “Reorganization”). Purebase, Inc. owns various mining claims and intellectual property relevant to the minerals to be developed by the Company. Pursuant to the Reorganization, the Company acquired 43,709,412 (representing 95.5%) of the issued and outstanding shares of Purebase, Inc., a private Nevada corporation (“Purebase”) in exchange for 43,709,412 shares of the common stock of the Company. As a result of the Reorganization, Purebase became a majority-owned subsidiary of the Company and eleven former stockholders of Purebase now own, in the aggregate, approximately 61% of the Company’s outstanding common stock. Upon consummation of this Reorganization, the Company is in the process of seeking to exchange the remaining 2,108,390 shares of issued and outstanding shares of Purebase, Inc. from its remaining stockholders on the same 1-for-1 exchange ratio. Assuming all the remaining shares of Purebase, Inc. are exchanged for shares of the Company’s common stock, the Company will have issued a total of 45,817,802 shares of its common stock for all the outstanding shares of Purebase, Inc. resulting in an aggregate of 70,217,802 shares of the Company’s common stock outstanding and Purebase, Inc. becoming a wholly-owned (rather than majority-owned) subsidiary of the Company. Purebase, Inc. stockholders choosing not to exchange their Purebase shares for shares of the Company will retain their stock ownership in Purebase, Inc. and Purebase, Inc. will remain a majority-owned subsidiary of the Company. Upon consummation of the Reorganization transaction, John Bremer was appointed to the Company’s Board of Directors.

In order to better identify itself with its new business focus, on January 12, 2015 POCO changed its name to PureBase Corporation and was assigned the new trading symbol “PUBC”. In conjunction with this name change, Purebase, Inc. changed its name to “Purebase Agricultural, Inc.” to reflect its emphasis on developing minerals for agricultural uses.

The Company’ executive offices are located at 1670 Sierra Avenue, Suite 402, Yuba City, CA  95993. The Company’s telephone number is (530) 676-7873 and on the Web at www.purebase.com.

The Company’s Business

As indicated above, the Company acquired most of its business and assets through the reorganization with Purebase, Inc. which is now a majority-owned subsidiary called Purebase Agricultural, Inc. (“Purebase Ag”). Purebase Ag was incorporated in the state of Nevada on June 11, 2013 as an exploration and mining company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The Company’s current organizational structure is as follows:

Through Purebase Ag, the Company’s business strategy is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to provide mine development and operations services to mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. The Company’s business plan will initially focus on the industrial and agricultural market sectors. The Company will seek to develop deposits of pozzolan, white silica and potassium sulfate. While the Company’s current properties contain deposits of pozzolan,  and potassium sulfur, among other minerals, such deposits have not yet been adequately measured and do not represent “proven” or “probable” reserves as defined in Industry Guide 7 of the federal securities regulations. These important resources are found in thousands of products, and in many cases, there are few or no substitutes for their mineral properties. Industrial minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

PureBase is a diversified, industrial mineral and natural resource company working to provide solutions to a wide range of markets, including the cornerstone markets of agriculture and construction.  PureBase’s key management has over 50 years of combined experience in the mining industry in California and the USA. PureBase’s business is divided into wholly-owned subsidiaries which will operate as business divisions whose sole focus is to develop sector related products and to provide for distribution of those products into each industry related sector.

PureBase will utilize its mining services contract to perform exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, mine production and mine site reclamation. Exploration services would also include securing necessary permits, environmental compliance and reclamation plans. These services will be provided by US Mine Corp., a private company focusing on the development and contract mining of industrial mineral and metal projects throughout North America of which Scott Dockter and John Bremer are officers, directors and owners.

The Company is focused on the Agricultural and Construction industry sectors.

Within the Agricultural Sector, operating through Purebase Ag, the Company plans to provide soil amendment solutions that may be used by both large farming operations and consumer retail, domestically in the US and internationally.

Within the Construction Sector, operating through Purebase Build, the Company plans to develop and market a Supplementary Cementitious Material (“SCM”), a solution that may be used in large infrastructure development projects for government, commercial industries and residential buildings.

Agricultural Sector

We intend to develop innovative solutions that represent an important value-enhancing element for our agricultural customers. We intend to create a brand family under the parent trade name, “Purebase”, consisting of three primary product lines: Purebase SoluSol™, Purebase Humate INU™,  and Purebase Pozzolan.

Purebase Solu-Sul™  provides many essential soil minerals, while lowering pH to allow nutrients to be more easily absorbed by plants, and improving soil biology. Solu-Sul™ can be applied to most crops, trees, vines and turf applications. It will be available in granular grade and micronized solution grade, in bulk orders or 10, 20 and 50 lbs. bags.

Purebase Humate INU™(Increased Nutrient Uptake) is derived from the combination of humic and fulvic acid coupled with a unique cross section of plant available macro and micronutrients, which allows Humate INU™ to simultaneously improve soil quality as well as buffer high pH conditions. Products containing humic acids, such as Humate INU™, may increase uptake of micronutrients. It will be available in granular grade and micronized solution grade.

Purebase PozzolanAg is extracted from Pozzolan deposits which originated when nearby volcanoes erupted and the volcanic ash was deposited into freshwater lakes. These freshwater lakes contained large amounts of protozoa called “diatoms”. The skeletal structures of those tiny organisms are extremely porous and adsorbent. Pozzolan can be used as a mineral soil amendment and serves as an excellent soil stabilizer and increases absorption and retention of air, water, and nutrients to sustain plant growth as well as improve porosity in the soil. Pozzolan provides an environmentally friendly and cost-effective method for plantation, water conservation and soil reclamation. A Pozzolan soil additive is also effective at removing excess heat and water in order to prevent rotting of plant roots. Other benefits of Pozzolan additives include sustained gradual release of nutrients and fertilizer, disease prevention, and increased absorption of nutrients provided by microbes and fertilizers. It will be available in granular grade, in bulk or 10, 20 and 50 lbs. bags.

Construction Sector

It is estimated that one ton of CO2 is released for every ton of cement manufactured.  The negative external byproducts of Portland Cement production include carbon dioxide and particulate matter. The costs in the form of environmental degradation from cement production presents a global problem. As such, increasing environmental regulations will continue to add to the direct costs of concrete building materials. Pozzolan blended cements lower CO2 emissions released during Portland Cement production and reduces the overall cost of cement. The bottom line is better concrete, better price, and reduced pollution. States like California are leading the way with legislation like AB 32 which requires the reduction of CO2 by 2020 to 1990 levels.

Pozzolan is a siliceous and aluminous mineral which is used for a variety of purposes. As a cement additive, feed supplement, absorbent and fire retardant.

Combinations of the economic and technical aspects and, increasingly, environmental concerns have made blended cements, i.e. cements that contain designed amounts of SCMs, a widely produced and used cement type. This presents PureBase with a unique and valuable opportunity as a "clean and green" solution provider of natural Pozzolan as an additive for cement used in all types of construction.

Current practice may permit up to a 40% reduction of Portland cement used in the concrete mix when replaced with a carefully designed combination of approved Pozzolans. When the mix is designed properly, concrete can utilize Pozzolans without reducing the final compressive strength or other performance characteristics. The properties of hardened blended cements are strongly related to the development of the binder microstructure, i.e., to the distribution, type, shape and dimensions of both reaction products and pores. The beneficial effects of Pozzolan in terms of compressive strength performance and durability are mostly attributed to the pozzolanic reaction in which calcium hydroxide is consumed to produce additional C-S-H and C-A-H reaction products. These pozzolanic reaction products fill in pores and result in a refining of the pore size distribution or pore structure. This results in a lowered permeability of the binder and increased strength.

The Company believes the benefits of PureBase Pozzolan to the Cement Industry and Type 1P Pozzolan Cement include the following:

●	Pozzolan may constitute between 15% and 40% of the mass of Portland cement.
●	Pozzolan may be raw or calcinated.
●	Pozzolan is environmentally friendly.
●	Using Pozzolan requires less electricity in the production process.
●	Pozzolan reduces greenhouse effect.
●	Pozzolan increases durability in harsh (i.e. seismic active) environments.
●
Pozzolan cement can be used in most applications including concrete paving, reinforced walls, floors, sidewalks, well-cementing, precast-pre-stressed concrete, concrete pipe, block and paver production.

Pozzolan also has a cost advantage over the currently used number one and two SCM’s which are Type C & F fly ash. The current cost of burned coal by-product fly ash is approximately $78/ton. We plan to produce a raw Pozzolan SCM at very competitive rates. Cartage will play a major factor in pricing, but we anticipate there will still be a substantial cost margin between fly ash and Pozzolans.

Production of the Company’s SCM will depend on the Company’s ability to extract adequate amounts of the raw Pozzolan from its existing mining projects.

Purebase is also developing its National Distributor Program to strategically co-market and present our mutual products and services to local governments, industry and end consumers.

Purebase is also developing an International Distributor Program which typically involves an integrated approach and commitment to sales and marketing dollars with the ultimate, common goal of offering customers our suite of new products and solutions in the local markets of other countries. We believe our agricultural and SCM products can be very effectively utilized in many  of the developing countries.

Both Distributor Programs will enjoy the benefits of local product labeling, co-marketing materials and reciprocal sales opportunities. The bottom line is a dynamic, fluid partnership that increases business.

In the future, the Company may wish to enter additional product markets which derive from natural resources such glass, silica chips and solar panels. In addition, after extracting large amounts of minerals the Company could consider becoming a licensed landfill site as part of the property reclamation process.

Proposed Budget for Implementation of Company’s Business Plan

	Phase I 1-3 months	Phase II 3-4 months	Phase III 5-7 months

Operating Expenses:
Acquisition of Snow White Mine	$600,000	$0	$0
Acquisition of Other Properties	0	500,000	500,000
Project Costs	100,000	300,000	1,000,000
Laboratory	125,000	0	0
Debt Repayment	350,000	0	0
General & Administrative	275,000	0	500,000
Marketing	30,000	150,000	0
Interest Expense	150,000	0	0
Product Development	0	300,000	0
Net Expenses	$1,630,000	$1,250,000	$2,000,000

The Company will initially rely on outside funding for these expenses. The need for external financing will be offset by revenues, as and when generated.

Industry Overview

Agricultural Industry

Agriculture and agriculture-related industries contributed $775.8 billion to the U.S. gross domestic product (GDP) in 2012, a 4.8% of GDP. The output of America’s farms contributed $166.9 billion of this sum—about 1% of GDP. In 2012, 16.5 million full- and part-time jobs were related to agriculture – about 9.2% of total U.S. employment. Direct on-farm employment provided over 2.6 million of these jobs. (Source: The US Department of Agriculture, Economic Research Service, Agricultural Resource Management Survey Farm Financial and Crop Production survey).

U.S. land area amounts to nearly 2.3 billion acres, with nearly 1.2 billion acres in agricultural lands. Virtually all farms today utilize various fertilizers to better utilize water resources and increase crop yields. In the US, corn crops use approximately 45% of the total available fertilizer. This is more than the combined 29% that wheat, soybeans, oilseeds, fruit and vegetables use. The remaining 26% is used by other crops. California leads the country as the largest Ag producer. In terms of sales value, California leads the country as the largest producer of agricultural products (crops and livestock), accounting for almost 11% of the national total, based on the 2012 Census of Agriculture. Iowa, Texas, Nebraska, and Minnesota round out the top five agricultural producing States, with those five representing more than a third of U.S. agricultural-output value.

Crops account for the largest share of the value of U.S. agricultural production. The value of agricultural production in the United States has risen over the past decade due to increases in production as well as higher prices. Yield gains for crops have been particularly important, although acreage has also risen recently in response to elevated prices since 2008. Falling prices led to a slight decline in value of crop production in 2013. While livestock production increased over the decade, prices were up more than 60% between 2003 and 2013, contributing to the rising value of livestock production and its agricultural consumption.

Climate change including increase in drought trends and an increasing population base are exacerbating the problem of adequate food production. Pesticides, GMO crops and irrigation with reclaimed water are some of the current solutions, but this is proving to be toxic to the environment, plant, animal and human health. Purebase is promoting environmental conservation through the manufacture, sale, and distribution of the highest quality industrial minerals and natural resources in the marketplace. Our plan is to create a high-quality alternative to current GMO limited use soil amendments in the world’s markets by offering a high quality water conservation product.

Production of the Company’s agricultural products will be dependent on the Company’s ability to extract adequate essential minerals from its existing projects or acquire such minerals from other existing sources. The Company currently obtains its humate minerals from an existing third party mine.

Construction Industry

Concrete is a common building material consisting of water, sand, gravel (i.e. aggregate), and cement. The Economist in June 2013 estimated world cement-makers’ annual revenue at $250 billion. Portland Cement is the most prevalent cementing material in the world. According to the Portland Cement Association (PCA), Long-Term Cement Consumption Outlook, the United States’ cement consumption is expected to reach nearly 192 million metric tons in 2035, up from current levels of an estimated 86 million metric tons in 2014.

Driven by healthy gains in the economy and most construction segments, cement use is expected to grow 7.9% in 2014 followed by increases of 8.4% in 2015 and 10.7% in 2016, according to the latest PCA forecast. The USA is the world’s 3rd largest producer of Cement. The increase will bring U.S. cement volume to 86.1 million tons this year, 93.3 million tons in 2015, and 103.2 million tons in 2016. Of the 50 US states, the top 3 cement producers in descending order by volume are Texas, California and Missouri. Long-term demand considerations must be weighed against supply conditions. Climate change legislation is likely to result in the elimination of wet process cement production. The National Emission Standards for Hazardous Air Pollutants (NESHAP) could force the closure of a further significant portion domestic cement capacity due to pollution concerns. This uncertain regulatory environment will likely cause a temporary hiatus in plant expansions once existing expansion plans are completed.

Competition

Major competitors is the Soil Amendments Industry include:

Tiger-sul: Tiger-sul is a manufacturer of bentonite sulphur and bentonite micronutrients technology. They manufacture products for the Agricultural, Organic & Turf markets.

Heart of Nature: Heart of Nature provides natural “ph reducing” sulfur products to farmers that help their crops to uptake water and nutrients more efficiently. Heart of Nature is located adjacent to the USMC mine site. This company is currently producing in the range of 1,500 tons per month.

Major competitors is the Cement Additive Industry include:

Headwaters Resources:  Headwaters Incorporated (Headwaters) is a diversified company providing products, technologies and services in three industries: building products, coal combustion products (CCPs) and energy. The largest ash management company in the US, Headwaters markets nearly 20 million tons of fly ash annually from 30 states.

Boral:  Boral Limited is Australia’s largest building and construction materials supplier and has significant operations in the USA and in Asia. With approximately $5 billion worth of sales, Boral has over 15,900 employees working across 717 operating sites.  The US operations include the country’s largest brick manufacturer, the largest clay tile manufacturer, one of the largest fly ash suppliers, and the group holds a strong position in the Denver construction materials market and more recently in Oklahoma construction materials.  Boral Materials Technologies has approximately 40 locations around the country including operations at electrical utility plants, fly ash terminals and sales offices marketing approximately 4 million tons of fly ash annually.

Salt River Materials Group: SRM, which is the marketing arm of Phoenix Cement is a leading supplier of Portland and masonry cements, fly ash and other Pozzolan SCMs, both normal and light weight aggregates, and natural gypsum products throughout Arizona and the Southwestern United States. SRM manages approximately 500,000 tons of fly ash annually.

Pricing Competition

The cement additive sector relies heavily on the construction industry.  Increased construction activity ultimately decreases the amount of available competitive products, particularly fly ash.  Reduced availability of competitive products results in increased costs making our natural Pozzolan more attractive to prospective customers.

The Top 3 buying criteria for SCMs are:
1.      Product quality
2.      Price with product proximity (i.e. cartage / delivery) as a principle factor in price
3.      Service and support

Many of our competitors have greater exploration, production, and capital resources than we do, and may be able to compete more effectively in any of these areas. For example, these competitors may be able to spend greater amounts on acquisition of desirable mineral properties, on exploration of their mineral properties and on development of their mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance the exploration and development of their mineral properties. Our inability to secure capital to fund exploration and, if warranted, development costs for our mineral properties would create a competitive cost disadvantage in the marketplace which would have a material adverse effect on our operations and potential profitability.

We also compete in the hiring and retention of key executives, skilled laborers, experienced subcontractors and other employees and contract personnel. Consequently, though unlikely, it is possible that we may not be able to hire or retain qualified geologists, exploration personnel or equipment operators in the numbers or at the times desired.

Employees

As of January 31, 2015, we had four full-time employees and two consultants.  Employees include a CEO, a CFO, an Operations Manager and a Senior Engineer. We anticipate hiring additional employees during the current year to work the Company's mining sites as our exploration and  development programs commence. While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to sustain our current exploration and development programs. Our employees are not expected to be subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.

Consulting services, relating primarily to agricultural market research  and product development, and relating to the development and application of SCMs, as well as other technical matters as may be deemed useful in the product development and branding activities, will be provided by independent contractors.

Government Controls and Regulations

Natural resource exploration, mining and processing operations are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and employment.  United States environmental protection laws address the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes, among other things.  There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which we may be associated can be obtained on a timely basis, or maintained in good standing.  Delays in obtaining or failure to obtain necessary government permits and approvals may adversely impact our operations. The regulatory environment in which we operate could change in ways that would substantially increase costs to achieve compliance.  In addition, significant changes in regulation could have a material adverse effect on our operations and ability to timely and effectively implement our drilling/mapping programs and develop our mining properties.

Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the mining properties we will seek to explore.

Federal Regulation of Mining Activity

Mining activities, including drilling, mapping and development and production activities are subject to environmental laws, policies and regulations. These laws, policies and regulations affect, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of mined land.  Mining properties are also subject to numerous other federal, state and local laws and regulations.  At the federal level, mining properties are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor (“MSHA”) under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration (“OSHA”) also has jurisdiction over certain safety and health standards not covered by MSHA.  Mining operations and all proposed exploration and development will require a variety of permits.  In addition, any mining operations occurring on federal property are subject to regulation and inspection by the Bureau of Land Management (“BLM”). While we have considerable experience in the mining permitting process, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay.  We currently own mining rights in several properties having existing permits in place or properties where existing permitting requirements and other applicable environmental protection laws and regulations would not pose a material hindrance to our ability to explore and develop such properties. As part of our initial evaluation of suitable projects, we will ascertain a property’s regulatory compliance status and any issues affecting current or future permitting requirements.  However, we cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the exploration and development of our current or future projects.  We cannot predict whether we will be able to obtain new permits or whether material changes in permit conditions will be imposed.  Obtaining new mining permits or the imposition of additional conditions could have a material adverse effect on our ability to develop the mining properties in which we have an interest or ownership.

Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872 that would affect our potential development of unpatented mining claims on federal lands, including any royalty on mineral production. It cannot be predicted whether any of these proposals will become law.  Any levy of the type proposed would only apply to unpatented federal lands and accordingly could adversely affect the profitability of any future mineral production from projects being explored by the Company on federal property.

All of our current mining projects will be governed by the Bureau of Land Management and the US Forest Service. The Federal Land Policy and Management Act (1976) established the BLM’s multiple-use mandate to manage the public lands “in a manner that will protect the quality of scientific, scenic, historical, ecological, environmental, air and atmospheric, water resource, and archeological values; that, where appropriate, will preserve and protect certain public lands in their natural condition. The Lands, Minerals & Water Rights branch coordinates with BLM planning and resource specialists to manage surface resources, minerals and water rights to ensure that authorized uses of public lands do nothing to diminish their health and productivity or impair their use and enjoyment by present and future generations.

In connection with exploring, mining, and milling activities, we are subject to extensive federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.

With respect to the permits required for our projects mentioned above, we may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties could be adversely affected. See Item1A. “Risk Factors” for more information.

Environmental Regulations

Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency (“EPA”), the BLM and by comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings, discharges and other wastes generated by mining process.  In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act (“RCRA”), and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including natural resource mining and processing of the type to be conducted by the Company.  Such statutes also may impose liability on mine developers for remediation of waste they have created.

Mining projects also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA" or “Superfund”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats.  Revisions to “CERCLA” and “ESA” are being considered by Congress; however, the impact of these potential revisions on our business is not clear at this time

The Clean Air Act, as amended, mandates the establishment of a Federal air permitting program, identifies a list of hazardous air pollutants, including various metals and pollutants, and establishes new enforcement authority.  The EPA has published final regulations establishing the minimum elements of state operating permit programs.  We will be required to comply with these EPA standards to the extent adopted by the State in which development projects are located.

In addition, developing mining sites requires mitigation of long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site. While a portion of the required work can be performed concurrently with developing the property, completion of the environmental mitigation occurs once removal of all materials and facilities has been completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies.  The mining developer must insure that all necessary cash deposits and provision to cover the estimated costs of such reclamation as required by permit are made.

Any exploration and development of mining projects by the Company will be conducted in substantial compliance with federal and state regulations and be consistent with the need to remediate any environmental impact.

ITEM 1A.    RISK FACTORS

You should carefully consider the following risk factors in evaluating our business.  We have described the risks we consider to be material.  However, there may be additional risks that we view as not material or of which we are not presently aware.  If any of the risks described below were to occur, our business, prospects, financial condition, results of operations or cash flow could be materially adversely affected.

BUSINESS RISKS

PureBase has a limited operating history which makes the evaluation of its future business prospects difficult.

The Company has only recently changed its business focus from a web-based service provider to boaters to its current business of developing industrial and natural resources. Most of this new business will be conducted by Purebase Ag which is a development stage company which only recently was formed and commenced its business. Consequently, the Company and its subsidiaries have only limited operating history and an unproven business strategy and mining properties that are currently being developed. Our primary activities to date have been the design of its business plan and identifying and acquiring various natural mineral property rights or leases relating to mining projects which fit our project profile. As such we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult. Neither the Company nor its subsidiaries have generated any revenues to date. The Company’s success is dependent upon the successful identification and development of suitable mineral projects. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; the availability and cost of bringing mineral projects into production; the amount of industrial and/or natural resource reserves identified and the market price of and the uses for such minerals. These conditions may have a material adverse effect upon our business operating results and financial condition.

As a relatively new company, PureBase is unable to predict future revenues which makes an evaluation of its business speculative.

Because of the Company’s new business focus, lack of operating history and the introduction of its mining development strategy, its ability to accurately forecast revenues is very difficult.  Future variables include the development and production of minerals from the Company’s mining projects, the market for the natural resources being mined by the Company, the price of various mineral resources and establishing a customer base.  To the extent we are unsuccessful in establishing our business strategy and generating revenues through development of our own mining property or through our subsidiary, Purebase Ag, we may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce our operating expenses, causing us to forego potential revenue generating activities, either of which could have a material adverse effect in our business, results of operations and financial condition.

PureBase expects its operating expenses to increase in the future with no assurance that revenues will be sufficient to cover those expenses which could delay or prevent PureBase from achieving profitability.

As the Company’s business grows and expands, the Company will spend substantial capital on developing its various mining projects, research and development of uses for its minerals being mined, and establishing strategic relationships and operating infrastructure.  We expect our cost of revenues, property development, general and administrative expenses, to continue to increase.  If revenues do not increase to correspond with these increased expenses or if outside capital is not secured, there may be a material adverse effect on our business, cash flow and financial condition.

If the Company fails to raise additional capital to fund its business growth and project development, the Company’s new business could fail.

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to develop its mining properties and uses for its mineral resources.  The Company will attempt to raise such capital through the future issuance of stock or incurring debt. However, there is no assurance that we will be successful in raising sufficient additional capital and we have no arrangements for future financing and there can be no assurance that additional financing will be available to us.  If adequate funds are not available or are not available on acceptable terms, our ability to fund the Company’s mining projects, take advantage of potential acquisition opportunities, develop or enhance the uses of its mineral resources or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company’s business and financial condition.

Raising funds through debt or equity financings in the future, would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We expect to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to provide for working capital, carry out mining development programs or to make acquisitions.  Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our Common Stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our Common Stock in connection with an acquisition of the Company.  Incurring additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our Common Stock and would have to be repaid from future cash flow before there would be any return to investors.

Our business will depend on certain key PureBase personnel, the loss of which would adversely affect our chances of success.

The Company’s success depends to a significant extent upon the continued service of its senior management, key executives and consultants.  We do not have “key person” life insurance policies on or any employment agreement with any of our officers or other employees.  The loss of the services of any of the key members of senior management, other key personnel, or our inability to retain high quality subcontractors and mining personnel may have a material adverse effect on our business and operating results.

Former Purebase Ag stockholders will be able to control the Company.

As a result of the Reorganization described earlier, the initial stockholders of Purebase, Inc. (now Purebase Ag) were issued common stock of the Company representing 61% of the Company’s outstanding common stock.  Accordingly, Mr. Dockter and other former Purebase, Inc. stockholders will have the ability to control the affairs of the Company for the foreseeable future.

A decline in the price of natural resources will adversely affect our chances of success.

The Company’s business plan is based on current development costs and current prices of pozzolan, silica and other natural resources being developed by the Company. However the price of minerals can be very volatile and subject to numerous factors beyond our control including industrial and agricultural demand, inflation, the supply of certain substitute minerals in the market, and the costs of mining, refining and shipping of the minerals. Any significant drop in the price of these natural resources will have a materially adverse effect on the results of our operations unless we are able to offset such a price drop by substantially increased production.

We have not yet developed our existing mining projects and have not established any Proven or Probable Reserves.

The Company and Purebase Ag have to date identified and acquired an interest in several mineral resource projects. However, neither the Company nor Purebase Ag has commenced development of these projects. While the Company and Purebase Ag believe that, based upon available data and the assumptions used and judgments made in interpreting such data, the properties/interests currently owned will yield commercially viable amounts of mineral resources, neither the Company nor Purebase Ag have done the necessary exploration/evaluation to establish any proven or probable reserves. Therefore we are unable to determine the quantity and quality of the mineral resources we may be able to recover. There is significant uncertainty in any resource estimate such that the actual deposits encountered or reserves validated and the economic viability of mining the deposits may differ materially from our expectations.

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

We expect to acquire rights to some of our mineral properties from leaseholds or purchase mining rights that require the payment of royalties, rent, minimum development expenditures or other installment fees or specified expenditures. If we fail to make these payments/expenditures when they are due, our mineral rights to the property may be terminated. This would be true for any other mineral rights which require payments to be made in order to maintain such rights.

Some contracts with respect to mineral rights we may acquire may require development or production schedules. If we are unable to meet any or all of the development or production schedules, we could lose all or a portion of our interests in such properties. Moreover, we may be required in certain instances to pay for government permitting or posting reclamation bonds in order to maintain or utilize our mineral rights in such properties. Because our ability to make some of these payments is likely to depend on our ability to generate internal cash flow or obtain external financing, we may not have the funds necessary to meet these development/production schedules by the required dates.

Management may be unable to implement the Business Strategy.

The Company’s business strategy is to develop and extract certain minerals which they believe can have significant commercial applications and value. The Company’s business strategy also includes developing new uses and products derived from its mineral resources, such as the use of pozzolan as an ingredient for cement. There is no assurance that we will be able to identify and/or develop commercially viable uses for the minerals we will be supplying. In addition, even if we identify and/or develop commercial uses and markets for our minerals, the time and cost of mining, refining and distributing such minerals may exceed our expectations or, when developed, the amount of minerals recovered may fall significantly short of our expectations thus providing a lower return on investment or a loss to the Company.

We have not yet established a customer base or distribution system.

We have not yet established a customer base for our industrial and/or agricultural minerals or products nor have we obtained any supply contracts for our minerals and products. While we believe our pozzolan and other mineral resources will have significant markets for SCM, glass and agricultural applications, we have not yet entered into any agreements to purchase our minerals or products nor have we established a distribution system to deliver our minerals and products to customers. Our inability to attract customers or to deliver products in a time and cost effective manner would have an adverse effect on our potential revenues from and growth of our business.

Mineral exploration and mining are highly regulated industries.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We will strive to verify that projects currently owned or being considered, are currently operating or can be operated in substantial compliance with all known safety and environmental standards and regulations applicable to such mining properties. However, there can be no assurance that our compliance efforts could be challenged or that future changes in federal or state laws, regulations or interpretations thereof will not have a material adverse effect on our ability to establish and sustain mining operations.

The Auditor’s Report states there is substantial uncertainty about the ability of the Company to continue its operations as a going concern.

In their audit report dated February 27, 2015 included in this Form 10-K, the auditors expressed an opinion that substantial doubt exists as to whether the Company can continue as an ongoing business. In addition, the audit report dated December 22, 2014 relating to Purebase Ag (i.e. Purebase, Inc.) also contained a “going concern” caveat as to its ability to continue as a going concern. We believe that if we do not raise additional capital from outside sources in the near future or if the development of our mining properties does not generate revenues as planned, we may be forced to delay the implementation of our business plans.

We will face competition in our market space.

At the present time the Company is aware of other companies providing similar minerals and natural resources to those of the Company’s.  In addition, other entities not currently offering the minerals or product uses similar to the Company’s may enter the industrial and agricultural markets.  The Company’s natural resources and products will also have to compete with established minerals (such as fly ash for use in making cement) which are already in commercial and agricultural use. Any such competitors would likely have greater financial, mining production, marketing and sales resources than the Company.  Increased competition may result in pricing pressures and the inability to increase market share, which may have an adverse effect on the Company’s business, operating results and financial condition.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

PureBase is a public “reporting company” with the SEC. As a public reporting company, we will incur significant legal, accounting, reporting and other expenses not generally applicable to a private company.  We also will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of these continuing costs we will incur as a result of being a public company.

SECURITIES RISKS

Most of the Company’s outstanding shares are subject to resale restrictions.

The shares of the Company’s common stock issued in the Reorganization transaction as well as shares held by affiliates, representing approximately 91% of the shares outstanding, have not be registered under the Securities Act or under any state's securities laws for public sale. As a result, these shares are deemed to be “restricted” or “control” shares as defined in Rule 144 under the Securities Act and subject to resale restrictions. Consequently, these shares cannot be freely sold unless registered under the Securities Act or sold pursuant to an available exemption under Rule 144. However, since the Company has been previously designated as a “shell company” under the Securities Act, the resale exemptions under Rule 144 will not be available for a period of one year from December 24, 2014 (the date the Form 8-K describing the Company’s new business was filed with the US Securities and Exchange Commission (the “SEC”).

Inadequate market liquidity may make it difficult to sell our stock.

There is currently a very limited public market for our Common Stock, but we can give no assurance that there will always be such a market. Only 4,000,000 shares of our Common Stock are available for trading in the public market and we cannot give assurance that the market for our stock will develop sufficiently to create significant market liquidity and stable market prices in the future.  A stockholder may find it difficult or impossible to sell shares of our Common Stock in the public market because of the limited number of potential buyers at any time or because of fluctuations in our market price.  In addition, the shares of our Common Stock are not eligible as a margin security and lending institutions may not accept our Common Stock as collateral for a loan.

We do not anticipate paying any dividends in the foreseeable future, which may reduce the return on your investment in our common stock.

To date, the Company has not paid any cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future.  Payment of future dividends will depend on earnings and our capital requirements, and our debt facilities and other factors considered appropriate by our Executive Officers and Directors. There is no assurance that we will, at any time, generate sufficient profits or surplus cash that would be available for distribution as a dividend to the holders of our common stock. Our current plans are to use any profits that we may generate to fund our ongoing operations. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

There is a limited active trading market for our common stock making our stock vulnerable to significant price and volume fluctuations.

There is currently a limited active trading market for our common stock which is listed and traded on the OTCQB (owned by NASDAQ Stock Market, Inc.). The OTCQB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. Consequently, the market for our common stock will depend to a certain extent on the number of market makers trading in our stock. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, the activities of our market makers, general market conditions and other factors. In addition, stock markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of development stage companies, which may adversely affect the market price of our common stock in a material manner.

In addition, the financial markets have experienced recent extreme price and volume fluctuations. The market prices of securities in the natural resource industry have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance

ITEM 2.       PROPERTIES

Office Facilities

Our corporate offices are located at 1670 Sierra Avenue, Suite 402, Yuba City, CA  95993. The Company’s telephone number is (530) 676-7873 and on the Web at www.purebase.com.

The Company rents its facilities on a month-to-month basis for $5,000 per month. We believe this space is currently adequate however we expect to move into new office spaces during the current year. The Company leases its space from Optec Solutions which is a company of which Amy Clemens is part owner.

Mineral Properties/Interests

Our main emphasis is the commercialization of our three mining properties. The Company has two Pozzolan projects, one located in Northern California, and the other in Southern California to serve those areas as primary markets for the agricultural and construction sectors. The Company’s potassium sulfate project is located in south central Nevada which is close to the central valley markets we expect to serve with our agricultural products. While all of the properties contain mineral deposits, none of such deposits should be considered as “proven reserves” as defined in Industry Guide 7.

Company Owned Properties

Snow White Mine in San Bernardino County, CA

As previously disclosed on Form 8-K filed with the SEC on December 2, 2014, on November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. On December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. While the property is under contract to the Company, escrow has not yet closed until a final payment of $600,000 is made and full releases are received from the original Mineral Rights holders.

The Project consists of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine. The Snow White Mine property is located 17 miles north of Hinkley, California in San Bernardino County. This 280 acre combination of owned property (80 acres) and Non-Patented Placer Claims (200 acres) includes 8.33 acres which are conditionally permitted and ready for further development. The Project entry is made on Hinkley Road which is a 4 mile paved county-maintained road which converts to an existing unpaved road for the remaining 13 miles to the mine site.

The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management (“BLM”). The fee property comes with clear title to surface and mineral rights. The claims are situated on federal BLM land. These claims are held with annual maintenance payments to the BLM and annual filings of intent to hold and affidavit assessment work. There is no expiration date on ownership of the leases as long as the annual payments are made and the annual filings are completed. They are both current.  There is no equipment present at the claims location. No improvements have been made at the claims location.  Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

According to reports prepared by the California Journal of Mines and      Geology, Vol. No. 49, and the California State Department of Natural Resources Bulletin #174 prepared in 1959 the property was formerly known as the Williams Brothers Quarry and classified as a very large pumicite deposit approximately 70 foot in thickness underlain by Rhyolitic tuffacous beds and overlain by layers of Perlite and Rhyolite, all minerals which are classified as Aluminum Silicate due to their primary chemical and petrographic  constituents. There are no current records of production for the early operation of this mine. The Mine was previously owned by MATCON, US Mining and Materials Corporation.

The principal mineral deposit found within the Snow White Mine site is a unique combination of naturally formed, extremely pure, lightweight "ash-like" aluminum silicate mineral products that were created  by explosive, volcanic activity. This unique deposit consists of multi layered strata of finely shattered or "atomized" rhyolitic glass with various         amounts of aluminum, potassium, and magnesium as well as other trace  minerals. This  combined  blend  of  stratified  aluminum  silicate  materials is an extremely pure, naturally clean mineral product, which is free of external contamination as a result of its volcanic formation and uniform settlement in beds on the floor of an ancient lakebed that formed in this Superior Lake quadrangle  of the West Mojave  Desert region.

The Snow White Mine mineral geology and chemical makeup of Pozzolan make it an ideal mineral for use as an SCM. Based upon the methodology of the available geological reports for this project, combined with local knowledge of the site and the application of reasonable volume calculations, the Company believes there is an economically viable accessible combined ore body of mined pumice, tuff/brecia, perlite, and ryolite ore within the full 280 acre Snow White Mine property. The fee property and claims location have had no exploratory drilling done by Purebase that identifies proven or probable reserves. However, the Company obtained a third party executive summary that was given to us and prepared by the seller of this mine site. It contains privately collected data and is being filed as Exhibit 10.7 herewith. The Company believes this summary along with our physical inspections of the property are sufficient to support the Company’s believe that mineral reserves do exist which could be economically and legally extracted and produced. The Company is currently preparing a drill program that will help to delineate the pumice, tuff/brecia, perlite, and ryolite strata thicknesses, dimensions and size.

Purebase Properties Acquired

Placer Mining Claims USMC 1-50

On July 30, 2014 Purebase entered into a Placer Claims Assignment Agreement pursuant to which Scott Dockter and Teresa Dockter assigned their rights to certain Placer Mining Claim Notices filed and recorded with the US Bureau of Land Management (the “BLM”) relating to 50 Placer mining claims identified as “USMC” 1” thru “USMC 50” (the “USMC Placer Claims”) for which Purebase Ag issued 12,708,000 shares of its common stock to Scott Dockter in exchange for these Mining Rights.

The USMC Placer Claims is a placer claims resource covering 1,145 acres of mining property located in Lassen County, California and located in an area known as the “Long Valley Pozzolan Deposit”. Purebase Ag holds non-patented mining rights to the property consisting of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. This property can be accessed at multiple entry points. At the Northern portion of the property at the intersection of Hwy 70 and Hwy 395 there is a paved entrance that leads to an off- road entry to the claims area. At the Southern end of the property there is a paved entry off the Hwy that leads to an off-road entry to the site. Approximately 6.5 miles north of the California and Nevada state line is this Southern Paved Hwy entrance that also permits access to the property. These claims are situated on federal BLM land require annual maintenance payments to the BLM and annual filings of intent to hold and affidavit assessment work. There is no expiration date on ownership of the leases as long as the annual payments are made and the annual filings are completed. They are both current. There have been no previous operators at these claim locations, consequently no improvements have been made at the claims location. There is no equipment present at the claims location. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

While the USMC Placer Claims property is native and undisturbed and has not been previously explored or mined, this area is included in a State sponsored report showing this area is underlain by mineral deposits for which geological information indicates that significant inferred resources of natural pozzolan are present. The State sponsored report is filed herewith as Exhibit 10.6. The Long Valley Pozzolan Deposit is a lacustrine diatomaceous and tuffaceous siltstone which is exposed in a north-south trend for a distance of nearly 10 miles. Long Valley is one of several Miocene-Pliocene age sedimentary basins in northeastern California and northwestern Nevada. The area is marked by the complex structural styles of the Sierra Nevada Basin and Range transition zone. Among the leading structural styles are northerly trending normal faulting characteristic of the eastern Sierra Nevada and north-northeast trending extensional normal faulting characteristic of the Basin and Range. The project is in an area defined in a State sponsored report as an area containing a unique blend of volcanic origin and diatoms. Based on visual and geological evidence suggesting these minerals are present along with the information contained within the state sponsored report, the Company believes this data indicates that mineral reserves do exist which could be economically and legally extracted and produced once necessary permits are obtained.

This project will be designed as an open pit mine. Purebase Ag is developing exploration plans which include preparing a drill program to define the limits and reserve calculations of the minerals present and preparing the phase I portion of the permitting plans. This will also include completing all required environmental and regulatory applications and reviews with the BLM, State of California and Lassen County. The economic potential for this project makes it an attractive source of SCM in the region.

Federal Mineral Preference Rights Lease in Esmeralda County, NV

On October 6, 2014 Purebase entered into an Assignment of Lease from US Mine Corp. pursuant to which Purebase acquired the rights to a Preference Rights Lease granted by the BLM covering approximately 2,500 acres of land located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada (referred to as the “Esmeralda Project”).

Contained in the Esmeralda Project’s leased property is the mining property known as the “Chimney 1 Potassium/Sulfur Deposit” which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by Purebase Ag under a Federal Mineral Preference Right Lease. It is a 20 year lease that began on August 28, 2002 and extends to August 28, 2022. There are annual minimum royalty and rental payments. The project has an approved Reclamation Plan – Nevada Division of Environmental Protection Permit #0192 – and an approved Plan of Operations, BLM Case Number N65-99-001P. There is a reclamation bond in place in the amount of $47,310.30. The BLM is the bond holder.

The current operation is an open pit mine site, It is fully permitted and partially developed. The total allowed disturbed acreage for the existing and approved reclamation plan is 14.45 acres. There has been production at the mine site with approximately 6,425 tons of processed course grade material in a stockpile at the site available for shipment and sale. The site entrance is located approximately 10 miles south of Hwy 95/6 on Hwy 265 on the East side of the Hwy. The mine site location is 3.4 miles of unpaved road from the Hwy. The existing site equipment consist of a 40’ storage container, a 8,000 gallon water tank and portable single axel truck scale. Pit development has begun and rectified drawings have been recorded to the existing site disturbance. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

The property is known to contain large amounts of altered volcanic tuff composed of Alunite, K-Alum, Jarosite, Gypsum, Native Sulfur and K-feldspar. The geology of the area around the mine site includes deposits of potassium and sulfur described as being in an elongated dike like or neck like mass of ryolite having the appearance of being intrusive into gently folded white and red sedimentary ryolitic tuffs of Tertiary age. Sulfur occurs in this area as irregular seams and blebs in altered Tertiary sedimentary rocks and welded tuffs (Albers and Stewart 1972). The area has been mapped as Tertiary Esperanza Formation. Much of the area is covered with quaternary alluvium partially obscuring the relationships of the underlying rocks. It appears that these fumarolic deposits are related to plutonic outcrops in the area, specifically the Weepah Hills Pluton.

There has been some preliminary exploration at the site. There is a new exploration plan being developed in concert with a new mine plan that will allow for expansion on the existing site. Phase I planning includes continued exploration, expansion and development of the existing permitted mine site.  Included in the Phase II planning is the installation of onsite crushing and sizing machinery, truck scale and other equipment at the mine site.

Proprietary technology applicable to cement and other products of interest to PureBase

On November 24, 2014 Purebase Ag entered into a Plan and Agreement of Reorganization pursuant to which it acquired 100% of the membership interests in US Agricultural Minerals, LLC, a Nevada limited liability company, the Manager-Members of which were, Scott Dockter (50%), John Bremer (25%) and Laura Bremer (25%). John and Laura Bremer are husband and wife. Purebase issued 115,000 shares of its common stock and assumed $1,000,000 of debt in exchange for 100% ownership of US Agricultural Minerals, LLC (“USAM”). USAM has spent $700,000 to develop certain intellectual property applicable to making cement and other products of interest to PureBase. Specifically, USAM has done extensive research and testing of Potassium Sulfate, Lignite and Pozzolan minerals for agricultural applications and use as a high grade SCM.

Contract Mining Agreement

Purebase Ag entered into a Contract Mining Agreement with US Mine Corp. dated November 1, 2013 pursuant to which US Mine Corp. agrees to provide various technical evaluations and mine development services to Purebase Ag with regard to the various mining properties/rights owned by Purebase Ag or its affiliates.

In the future, the Company may wish to enter additional product markets which derive from natural resources such as procuring properties containing silica sand and Kaolin clays which could be used to make glass, silica chips and solar panels. The Company may also acquire properties containing humate in order to augment its agricultural soil supplements. In addition, after extracting large amounts of minerals the Company could consider becoming a licensed landfill site as part of the property reclamation process.

ITEM 3.       LEGAL PROCEEDINGS

Purebase Ag and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. The Plaintiffs are seeking an injunction and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants. A hearing on the Motion to Dismiss was held on February 6, 2015 but was not fully concluded. The Parties are awaiting a Court date to conclude the Hearing on the Motion to Dismiss pending a separate Motion by the Plaintiffs to disqualify Defendants’ Nevada attorneys.

ITEM 4.       MINE SAFETY DISCLOSURES

The planned operation of our mining projects will be subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA’s activities include the inspection of mines on a regular basis and the issuance of various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA has significantly increased its inspection and enforcement programs.

Purebase, as a natural resource mining operator, will be required to report certain mine safety violations or other regulatory matters as mandated by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 4 of Regulation S-K. Any such violations or regulatory matters must be disclosed in Exhibit 95 to be included with the Company’s Annual Report on Form 10-K.

Since the Company has only recently commenced limited mining operations only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company’s remaining mining operations have not been inspected by MSHA. On July 17, 2013 US Mine Corp, the operator of the Chimney 1 mineral project, was cited by MSHA for a records violation. Other than the foregoing citation, the Company or its project operators have not received any other citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

In 2013, our Common Stock was approved for quotation on the OTCQB (operated by the OTC Markets Group) where it is traded under the symbol “POCO.OB”. As a result of the Company’s name change, FINRA approved the change of the Company’s trading symbol to “PUBC” effective as of January 12, 2015. As of February19, 2015 the closing price of our Common Stock was $5.40 per share.

Price Range of Our Common Stock

A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth the high and low closing prices reported by the OTCQB for our Common Stock in the periods indicated beginning October 3, 2013 when the POCO’s shares first became quoted on the Over-the-Counter Bulletin Board. The quotations below reflect inter-dealer selling prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

COMPANY’S COMMON STOCK	Low			High
October 3, 2013 – December 31, 2013	$		*	$		*
January 1, 2014 –March 31, 2014	$		*	$		*
April 1, 2014–June 30, 2014	$		*	$		*
July 1, 2014 – September 23, 2014	$		*	$		*
September 24, 2014(1) – December 22, 2014		$0.02			$3.50
December 23, 2014(2) – February19, 2015		$3.40			$6.10
_________________________________________
*	There were no trades in the Company’s shares of common stock during these periods
(1)	Date of Change of Control
(2)	Date of Reorganization between POCO and Purebase, Inc.

Stockholders

As of February17, 2015, there were approximately 107 holders of record of our Common Stock. This amount does not include stockholders whose shares are held in street name.

Dividend Policy

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. However, the Nevada Revised Statutes do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders, if any, who have preferential rights superior to those receiving the dividend.

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Transfer Agent

The transfer agent for Purebase’s common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760; phone #: (727) 289-0010.

Our Common Stock is subject to the “penny stock regulation”

Our common stock is currently deemed to be “penny stock”.  Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  Our securities may be subject to “penny stock rules” that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Consequently, the “penny stock rules” may restrict the ability of broker-dealers to buy and sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market.

The Financial Industry Regulatory Authority sales practice requirements may limit stockholders’ ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority    (“FINRA”)  has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit a stockholders ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities

In addition to sales of unregistered securities previously reported by POCO in its Form 10-Q’s, 10-K’s and Form 8-K’s, during POCO’s most recent fiscal year ending November 30, 2014, POCO did not issue any securities pursuant to exemptions from registration under the Securities Act.

Subsequent to the end of the Company’s fiscal year POCO entered into and consummated a Plan and Agreement of Reorganization between the Company and Purebase, Inc., and certain stockholders of Purebase, Inc. on December 23, 2014 (the “Reorganization”). Pursuant to the Reorganization, the Company acquired 43,709,412 of the issued and outstanding shares of Purebase, Inc., a private Nevada corporation in a 1-for-1 exchange for 43,709,412 shares of the common stock of the Company. As a result of the Reorganization, Purebase, Inc. became a majority-owned subsidiary of the Company and the former stockholders of Purebase, Inc. now own, in the aggregate, approximately 61% of the Company’s outstanding common stock. Upon consummation of this Reorganization, the Company is in the process of seeking to exchange the remaining 2,108,390 shares of issued and outstanding shares of Purebase, Inc. from its remaining stockholders on the same 1-for-1 exchange ratio. Purebase stockholders choosing not to exchange their Purebase, Inc. shares for shares of the Company will retain their stock ownership in Purebase, Inc. and Purebase, Inc. will remain a majority-owned subsidiary of the Company. This exchange transaction involved no public solicitations or advertising. The transaction involved an exchange of shares exclusively with existing stockholders of Purebase, Inc. each of whom represented to the Company that the securities were being acquired for investment purposes only and not with an intention to resell or distribute such securities. The shares issued in the exchange transaction were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

Use of Proceeds from First Registered Offering

POCO’s first registration statement filed under the Securities Act was declared effective on July 30, 2013 and a Post-effective Amendment to the registration statement was declared effective on August 7, 2014. However, the registration statement covered only shares being sold by selling stockholders of POCO. Consequently, no proceeds were realized by the issuer.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the fiscal year ended November 30, 2014.

ITEM 6.       SELECTED FINANCIAL DATA

The Company is not required to provide this information.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due to the fact that the Company was a shell company with minimal assets and business activity, the following discussion should be read in conjunction with the audited November 30, 2014 Financial Statements and Notes of Purebase, Inc., an operating company and, as a result of the Reorganization in December, 2014, a majority-owned subsidiary of the Company, included in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Former Plan of Operations

POCO’s former plan of operations was to create a web-based service that would offer boaters an easy, convenient, fun and easy to use online resource to help them plan and organize their boating trips. POCO’s intended website would provide listings for a plethora of product and service providers of interest to the boating traveler, including available moorage facilities, along with a full presentation of information important to boaters, such as location, address, phone number, email, Dock information, availability of fuel and power, pricing, along with other applicable information. POCO’s intended website would also provide information relating to restaurants in the immediate area or further away, attractions either within walking distance, or general attractions in the area, accommodations, repair services, boat rental, yacht brokerage services, maps as well as a variety of other services such as grocery locations, food delivery services, cleaning services, car rental and nanny services.  The targeted market included boaters who go on vacation, towing their boats, those that travel using their boats, and others who wish a boating experience while on their vacation.

As of November 30, 2014, POCO was still in its development and planning stage and had not commenced business operations on its proposed website. POCO’s website had not yet been developed and substantial additional development work and funding were required before the website could be fully operational. The first phase of POCO’s plan of operation was to design and construct the initial Port of Call Online website and initiate its initial marketing strategies. Expenses related to stage one were expected to be approximately $15,000. The second phase of POCO’s plan of operation was the development of critical mass and additional marketing efforts. POCO did not have sufficient capital to begin the second phase of its plan of operation which was estimated to employ one individual for $2,000 per month. The third phase of POCO’s plan of operations was to establish a presence in additional market areas and enhance marketing activities. The implementation of this third phase was dependent on the success of the first two phases. POCO did not have sufficient capital to proceed with this phase of its plan of operations.

POCO never had revenues, had achieved losses since inception, had been issued a going concern opinion by its auditors and relied upon the sale of its securities to fund operations.  POCO did not anticipate earning revenues until it had completed its website and commenced marketing activities. As of November 30, 2014, POCO had no cash on hand and $3,500  in liabilities. Accordingly, POCO’s working capital position as of November 30, 2014 was a negative ($3,500). Since its inception through November 30, 2014, POCO had incurred an accumulated deficit of $58,500. POCO’s net loss was due to lack of revenues to offset its expenses related to the creation and development of its proposed business.

Current Plan of Operations

As a result of the change in management of the Company, the Company is no longer pursuing its prior business of developing web-based services for boaters but intends to pursue interests in the field of industrial minerals and natural resources. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. The Company’s business plan is to define, acquire and commercially develop world-class industrial and natural mineral deposits to be sold in the industrial and agricultural market sectors.

Results of Operation

We have included a discussion and analysis of the operations of Purebase, Inc. which represents a substantial part of the Company’s current operations rather than the Company’s former operations as a “shell company” with minimal operations, as it is more relevant to the reader. The Company’s Reorganization transaction occurred on December 23, 2014, after the close of the Company’s current fiscal year. As of December 23, 2014, the Company was no longer a “shell company” and its business was no longer providing web-based services to boaters but was now pursuing a new line of business in the natural resources sector. Our financial reporting commences as of April, 2013, which is when the Company’s wholly-owned subsidiary, Purebase Agricultural, Inc.(f.k.a. Purebase, Inc.)  initiated the Company's current mineral projects acquisitions and development business.

As a further result of the Reorganization transaction, the Company changed its fiscal year from ending December 31 to ending November 30 to adopt the fiscal year end of Purebase, Inc. The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended November 30, 2014 as compared to the period from April, 2013throughNovember 30, 2013.

Overview

During the current fiscal year ended November 30, 2014, Purebase, Inc. generated no revenues. Total assets increased from $255,863 as of November 30, 2013 to $513,978 as of November 30, 2014. Total liabilities increased significantly from $683,139 at November 30, 2013 to $1,307,053 at November 30, 2014 reflecting the significant increase in long term debt to cover operating expenses occurring during 2014.

Results of Operations for the fiscal year ended November 30, 2014 compared to the period of Inception through November 30, 2013

Purebase, Inc.’s operating results for the year ended November 30, 2014 and the 6-month period ended November 30, 2013 are summarized as follows:

	Year Ended	8-Month Period Ended
	11/30/14	11/30/13

Revenue	$0	$0
Operating Expenses	$800,701	$405,143
Net Loss	$856,783	$427,276

Revenue

Since inception neither the Company nor its subsidiary Purebase, Inc. generated any revenue from operations.

Operating Costs and Expenses

Total operating expenses for Purebase, Inc. for the fiscal year ended November 30, 2014 were $800,701 compared to $405,143 of expenses incurred for the fiscal year ended November 30, 2013. This increase is attributed to the significant increase in business operations relating to the acquisition and development of mineral resource projects. Exploration and mining start-up costs for the fiscal year ended November 30, 2014were $123,050 compared to $363,072 for the fiscal year ended November 30, 2013, a decrease of 65%. The decrease in exploration and mining start-up costs is the result of higher phase 1 development costs at the Sulfate Mineral Lease site in 2013 and lower costs due to the beginning stages of development at the Long Valley Pozzolan Project during 2014.

General and administrative costs for Purebase, Inc. for the fiscal year ended November 30, 2014 were $665,608 and for the fiscal year ended November 30, 2013 the expenses were $37,721. The increase in general and administrative expenses is attributed to the significant increase in the evaluation, acquisition and development of several mineral resource projects and a full year of operations versus the partial 8-month period reported from commencement of business through November 30, 2013. Included in Purebase, Inc.’s G&A expenses are professional fees for the fiscal year ended November 30, 2014which were $103,414 and for the period ended November 30, 2013 the expenses were $6,720. The increase in professional fees is attributed to the increase in legal and accounting expenses related to operating as a publicly reporting company and additional legal and accounting consulting costs associated with the start-up and expansion costs of the Company's business.

Purebase Inc.’s interest expense increased from $12,246 for the period ended November 30, 2013 to $40,093 for the fiscal year ended November 30, 2014. The increase was due to the significant increase in servicing cost associated with the debt financing generated by Purebase, Inc., which increased from $679,784 from the 8-month period from commencement of business through November 30, 2013 to $1,200,000 for the fiscal year ended November 30, 2014.

Net Loss

Purebase, Inc. incurred a net loss of $856,783 for the fiscal year ended November 30, 2014 compared to a net loss of $427,276 for the period ended November 30, 2013, an increase of 100%. The increase in net loss is the result of expenses relating to Purebase, Inc.’s initial mineral lease/acquisition payments; costs associated with project development and Purebase, Inc.’s increasing general business expenses relating to establishing Purebase, Inc.’s business, coupled with a lack of revenues to offset these expenses.

Liquidity and Capital Resources

At November 30, 2014, Purebase, Inc.’s cash balance was $171,720 and it had a working capital deficit of ($36,895).  Purebase, Inc. has insufficient cash on hand to pursue its long range business plan and the Company will be required to raise additional capital to fund its operations. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that our  current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we have not yet begun to generate revenues from production.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects to commence generating revenues during the next six months but do not expect revenues from this work to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

The consolidated financial statements presented in this annual report have been prepared under the assumption that the Company and its subsidiary Purebase, Inc. will continue as a going concern. The Company had a net operating loss of $12,100 while its subsidiary Purebase, Inc. has incurred a net operating loss of $856,783 for the fiscal year ended November 30, 2014. The Company had a working capital deficiency of ($3,500) while its subsidiary Purebase, Inc. had a working capital deficiency of ($36,895) as of November 30, 2014. The Company does not have sufficient cash at November 30, 2014 to fund normal operations for the next 12 months. The Company has realized no revenues and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future project development and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, generating revenue from the sale of mineral production from mining activities and the eventual profitable exploitation of its mineral resource properties. There is no assurance that the Company will be able to obtain funds from any of these potential sources of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lenders and joint venture partners.

Recent Financing Transactions

During the fiscal year ended November 30, 2014Purebase, Inc. raised $1,140,984 capital from the issuance of notes payable and through the private placement of common stock.

Debt Financing

Subsequent to the fiscal year end, the Company, on December 23, 2014 pursuant to the Reorganization, the Company consolidated $200,000 of notes payable and $1,000,000 in long term debt owed by its subsidiary Purebase Ag.

Issuance of Common Stock

The Company did not issue any common stock to raise capital during the fiscal year ended November 30, 2013.

On November 24, 2014 Purebase Ag issued 162,802 Units at a price of $3.00 per Unit with each Unit consisting of one share of its common stock and a warrant to acquire one additional share of its stock at $6.00/share. The Units were sold to 10 investors in a private placement for total proceeds of $488,406 which was used to fund its business operations.

Tabular Disclosure of Contractual Obligations as of December 23, 2014(the Reorganization Date):

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$999,845	60,000	$939,845	-0-	-0-

Mineral Lease Obligations	82,461	11,780	35,340	35,340	-0-

Operating Lease Obligations	70,036	10,012	30,012	$30,012	-0-

Total	$1,152,342	$81,792	$1,005,197	$65,352	-0-

Off-Balance Sheet Arrangements

Since the Company’s inception through November 30, 2014, we have not engaged in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying tax rates expected to be enacted for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that we believe it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings as appropriate. In assessing a need for a valuation allowance, we look to the future reversal of existing taxable temporary differences and estimated future taxable income.

Development Stage Company

Effective December 23, 2014 (date of Reorganization), the Company is considered an exploration stage company as defined in Industry Guide No. 7.The Company’s development stage activities consist of evaluating and developing several mining properties located in Nevada and California. Sources of financing for these development stage activities have been primarily debt and equity financing.

Valuation of long-lived assets

Long-lived assets, consisting primarily of property and equipment, comprise a significant portion of our total assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets.  The cash flow projections are based on historical experience, management’s view of growth rates within the industry, and the anticipated future economic environment.

Factors we consider important that could trigger a review for impairment include the following:

(a)	significant underperformance relative to expected historical or projected future operating results,

(b)	significant changes in the manner of our use of the acquired assets or the strategy of our overall business, and

(c)	significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets and related goodwill and enterprise-level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Deferred Reclamation Costs

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” (now ASC 410-20) which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted February 1, 2003. The reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.

Prior to adoption of SFAS No. 143, estimated future reclamation costs were based principally on legal and regulatory requirements. Such costs related to active mines were accrued and charged over the expected operating lives of the mines using the units-of-production method based on proven and probable reserves. Future remediation costs for inactive mines were accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines were reflected in earnings in the period an estimate was revised.

Exploration Costs

Exploration costs are expensed as incurred. All costs related to property acquisitions are capitalized.

Project Development Costs

Project development costs consist of all costs associated with bringing mining property into production, to develop new mineral resource bodies and to develop mining areas substantially in advance of current production. The decision to develop a mining project is based on assessment of the commercial viability of the property and the availability of financing. Once the decision to proceed to development is made, development and other expenditures relating to the project will be deferred and carried at cost with the intention that these will be depleted by charges against earnings from future mining operations. No depreciation will be charged against the property until commercial production commences. After a mining property has been brought into commercial production, any additional work on that property will be expensed as incurred, except for large development programs, which will be deferred and depleted.

Reclamation Costs

Reclamation costs and related accrued liabilities, which are based on our interpretation of current environmental and regulatory requirements, are accrued and expensed, upon determination.

Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals which amounted to $0 at November 30, 2014. However, it is reasonably possible that our best estimates of our ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

Valuation of Derivative Instruments

ASC 815-15 requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique.  Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Stock-Based Compensation

We will account for any future issuance of stock options to employees using the fair market value method according to ASC 718, Share-Based Payment.

Adopted Accounting Pronouncements

See Note 1 to the Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide this information.

ITEM 8.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS FOR
PORT OF CALL ONLINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Port of Call Online, Inc.:

We have audited the accompanying balance sheet of Port of Call Online, Inc. (now Purebase Corporation) as of November 30, 2014, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended December 31, 2013 were audited by other auditors and whose report, dated April 11, 2014, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Port of Call Online, Inc. as of November 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred operating losses and negative cash flows from operations since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Rose, Snyder & Jacobs LLP

Encino, California

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Port of Call Online, Inc.:

We have audited the accompanying balance sheet of Port of Call Online, Inc. (“the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Port of Call Online, Inc. as of  December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and accumulated deficit of $46,400 since inception. These conditions among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in the financial statements, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 11, 2014

PORT OF CALL ONLINE, INC.
BALANCE SHEETS

	November 30,	December 31,
	2014	2013

Assets

Current assets
Cash	$0	$400

Total current assets	0	400

Other assets	0	1,300
Total other assets	0	1,300
Total assets	$0	$1,700

Liabilities and Stockholders’ Deficit

Liabilities
Accounts payable	$3,500	$1,100
Total liabilities	$3,500	$1,100

Commitments and contingencies (Note 5)

Stockholders’ Equity (Deficit)
Common Stock,par value $0.001;520,000,000 shares
authorized; 24,400,000 shares issued and outstanding	$3,050	$3,050
Additional Paid In Capital	51,950	43,950
Accumulated deficit	(58,500)	(46,400)

Stockholders’ Equity (Deficit)	(3,500)	600

Total liabilities and stockholders’ Equity (Deficit)	$0	$1,700

The accompanying notes are an integral part of these financial statements

PORT OF CALL ONLINE, INC.
STATEMENTS OF OPERATIONS

	(11 Months) Year Ended November 30,	Year Ended December 31,
	2014	2013

Operating expenses:

General and administrative	$12,100	$38,900

Total operating expenses	12,100	38,900

Loss from operations	(12,100)	(38,900)

Net loss	$(12,100)	$(38,900)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted*	24,400,000	24,400,000

* The number of shares retroactively reflects an 8 for 1 stock split that occurred on November 7, 2014.

The accompanying notes are an integral part of these financial statements

PORT OF CALL ONLINE, INC.
STATEMENTS OF CASH FLOWS

	(11 Months) Year Ended November 30,	Year Ended December 31,
	2014	2013

Operating activities:
Net loss	$(12,100)	$(38,900)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Other assets	1,300	(1,300)
Accounts payable	2,400	1,100

Net cash used in operating activities	(8,400)	(39,100)

Financing activities:
Advances from shareholder	8,000	0

Net cash provided by financing activities	8,000	0

Net change in cash and cash equivalents	(400)	(39,100)

Cash, beginning of period	400	39,500

Cash, end of period	$0	$400

Supplemental cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest	$0	$0

Non-cash financing activity:
Cancellation of debt	$8,000	$0

The accompanying notes are an integral part of these financial statements

PORT OF CALL ONLINE, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	$.001 Par Value Common Stock		Additional Paid-in	Deficit	Total Stockholder’
	Shares *	Amount	Capital	Accumulated	Equity

Balance, December 31, 2012	24,400,000	$3,050	$43,950	$(7,500)	$39,500

Net loss	0	$0	$0	$(38,900)	$(38,900)

Balance, December 31, 2013	24,400,000	$3,050	$43,950	$(46,400)	$600

Net loss	0	$0	$0	$(12,100)	$(12,100)

Forgiveness of Debt, note 4	0	$0	$8,000	$0	$8,000

Balance, November 30, 2014	24,400,000	$3,050	$51,950	$(58,500)	$(3,500)

* The number of shares retroactively reflects an 8 for 1 stock split that occurred on November 7, 2014.

The accompanying notes are an integral part of these financial statements

PORT OF CALL ONLINE, INC.
 NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2014

NOTE 1   Nature of Business

Business Overview

Port of Call Online, Inc., (the “Company” or “POCO”), was incorporated in the State of Nevada on March 2, 2010 to create a web-based service that will offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips.  Listings would provide product and service providers of interest to the boating traveler.

The Company is considering other potential business opportunities (see Note 7).

Change In Control

On September 23, 2014, Joseph Shea III, the Company’s President, CEO, CFO and Director, entered into a Stock Purchase Agreement with Arthur Scott Dockter, pursuant to which Mr. Shea sold an aggregate of 11,200,000 shares (post-split) of the Company’s common stock to Mr. Dockter.  The purchase of Mr. Shea’s shares represented 45.9% of the outstanding shares of common stock of the Company.

On September 23, 2014, Gertrude Shea, Secretary and Director of the Company entered into a Stock Purchase Agreement with Arthur Scott Dockter, pursuant to which, Ms. Shea sold an aggregate of 400,000 shares (post-split) of the Company’s common stock to Mr. Dockter.  The purchase of Ms. Shea’s shares represented 1.63% of the outstanding shares of common stock of the Company.

Prior to September 23, 2014, Mr. Dockter purchased a total of 8,400,000 shares (post-split) of the Company’s common stock from 19 individual shareholders in separate private transactions.   These purchases represented 34.43% of the outstanding shares of the common stock of the Company.

As a result of the foregoing, Mr. Dockter now owns 20,000,000 shares (post-split), representing 81.97%, of the outstanding common stock of the Company and on September 23, 2014, Joseph Shea, tendered his resignation as the Company’s President, CEO, CFO and Director to be effective September 24, 2014, and Gertrude Shea tendered her resignation as the Company’s Secretary and Director to be effective September 24, 2014.   Arthur Scott Dockter was appointed the Company’s President, CEO, CFO, Secretary and Director effective as of September 24, 2014.

NOTE 2   Summary of Significant Accounting Policies

Cash

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Port of Call Online, Inc.
Notes to Financial Statements

Concentration of Risk

As of November 30, 2014, the Company maintained its cash account at one commercial bank.  The cash balance at times, may exceed the federally insured limits totaling $250,000 per owner.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks, including the potential risk of business failure.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of November 30, 2014 and December 31, 2013, there were no common equivalent shares. The number of shares outstanding retroactively reflects an 8-for-1 stock split that occurred on November 7, 2014.

Income Taxes

We account for income taxes using the liability method in accordance with FASB Accounting Standards Codification (“ASC”) 740 “Income Taxes”. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the income tax returns. Our net deferred income tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred income tax assets. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended November 30, 2014 and December 31, 2013. All of the Company’s tax filings are still subject to examination. The Company's net operating loss carry forwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Port of Call Online, Inc.
Notes to Financial Statements

The difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to pre-tax income (loss) is mainly related to an increase in the valuation allowance. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Deferred income tax assets are mainly related to net operating loss carry forwards. Management has chosen to take a 100% valuation allowance against the deferred income tax asset until such time as management believes that its projections of future profits make the realization of the deferred income tax assets more likely than not.  Significant judgment is required in the evaluation of deferred income tax benefits and differences in future results from management’s estimates could result in material differences.

As of November 30, 2014, the Company is in the process of determining the amount of loss carry forwards that may potentially be used to offset future Federal taxable income, which will expire through 2034. In the event of statutory ownership changes, the amount of net operating loss carry forwards that may be utilized in future years is subject to significant limitations.

Research and Development Costs

The Company expenses research and development costs as incurred.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update did not have a material effect on our financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance, which eliminates the distinction and separate requirements for development stage entities and other reporting entities under U.S. GAAP.  Specifically the amendment eliminates the requirement for development stage entities to 1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, 2) label the financial statements as those of a development stage entity, 3) disclose a description of the development stage activities in which the entity is engaged and 4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 with early adoption permitted.  The Company has adopted ASU 2014-10 during the year ended November 30, 2014.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments

Port of Call Online, Inc.
Notes to Financial Statements

and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018. The Company is evaluating the potential effects of the adoption of this update on its financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. The adoption of this update did not have a material effect on our financial statements.

NOTE 3   Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established any source of revenue and has incurred an operating loss since inception. Further, as of November 30, 2014, it is not certain whether the Company’s cash resources are sufficient to meet its ongoing business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

After the merger transaction with Purebase, Inc., the Company expects to raise additional funds (see Note 7).  There are no assurances that the Company will be able to raise sufficient funds required to implement its new business plan or whether such raise will be on terms favorable to the Company.

NOTE 4   Advance From Shareholder

During the year ended November 30, 2014, the Company received an advance of $8,000 cash from one its shareholder who was also an executive officer.  The advance could be called due at any time. The shareholder subsequently forgave the advance of $8,000 which is reported as a capital contribution in accordance with ASC 470-50-40-2 and the facts and circumstances.

NOTE 5   Stockholders’ Deficit

Authorized Shares

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $.001 par value preferred stock.  As of November 30, 2014 and December 31, 2013 there is no preferred stock outstanding.

The Company’s Articles of Incorporation authorize the issuance of up to 65,000,000 shares of $.001 par value common stock. As of November 30, 2014 and December 31, 2013, there are 24,400,000 (post-split)  shares of $0.001 par value common stock issued and outstanding. On November 7, 2014, an 8-for-1 stock

Port of Call Online, Inc.
Notes to Financial Statements

split became effective, resulting in the number of authorized shares to increase to 520,000,000 and the outstanding shares to be converted from 3,050,000 to 24,400,000.

NOTE 6   Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company early adopted ASU 2014-10 during the year ended November 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

NOTE 7   Subsequent Events

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization with Purebase, Inc., on December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management (“BLM”).

On December 23, 2014 POCO entered into and consummated a Plan and Agreement of Reorganization between the Company and Purebase, Inc., and certain stockholders of Purebase, Inc. (the “Reorganization”). Purebase, Inc. owns various mining claims and intellectual property relevant to the minerals to be developed by the Company. Pursuant to the Reorganization, the Company acquired 43,709,412 (representing 95.5%) of the issued and outstanding shares of Purebase Inc., a private Nevada corporation (“Purebase”) in exchange for 43,709,412 share of the common stock of the Company. As a result of the Reorganization, Purebase became a majority-owned subsidiary of the Company and eleven former stockholders of Purebase now own, in aggregate, approximately 61% of the Company’s outstanding common stock. Upon consummation of this Reorganization, the Company is in the process of seeking to exchange the remaining 2,108,390 shares of issued and outstanding shares of Purebase, Inc. from its remaining stockholders on the same 1-for-1 exchange ratio. Assuming all the remaining shares of Purebase, Inc., are exchanged for shares of the Company’s common stock, the Company will have issued a total of 45,817,802 shares of its common stock for all the outstanding shares of Purebase, Inc., resulting in an aggregate of 70,217,802 shares of the Company’s common stock outstanding and Purebase, Inc., becoming a wholly-owned (rather than majority-owned) subsidiary of the Company. Purebase, Inc., stockholders choosing not to exchange their Purebase shares for shares of the Company will retain their stock ownership in Purebase, Inc. and Purebase, Inc. will remain a majority-owned subsidiary of the Company. Upon consummation of the Reorganization transaction, John Bremer was appointed to the Company’s Board of Directors.

Port of Call Online, Inc.
Notes to Financial Statements

In order to better identify itself with its new business focus, on January 12, 2015 POCO changed its name to PureBase Corporation and was assigned the new trading symbol “PUBC”. In conjunction with this name change, Purebase, Inc. changed its name to “Purebase Agricultural, Inc.” to reflect its emphasis on developing minerals for agricultural uses.

INDEX TO FINANCIAL STATEMENTS FOR

PUREBASE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Purebase, Inc.

We have audited the accompanying consolidated balance sheets of Purebase, Inc. (a Delaware corporation) and Subsidiary as of November 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Purebase, Inc. and Subsidiary as of November 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended November 30, 2014 and 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Rose, Snyder & Jacobs LLP

Encino, California

December 22, 2014

PUREBASE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	November 30,
	2014	2013
ASSETS
Current assets
Cash	$171,720	$-
Prepaid expenses and other current assets	9,939	-
Due from related parties	60,499	-
Advances to officer	28,000	-
Total Current Assets	270,158	-

Property and Equipment
Equipment	35,152	35,152
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(16,393)	(4,350)
Total Property and Equipment	$43,820	$55,863

Mineral Rights Acquisition Costs	200,000	200,000

Total Assets	$513,978	$255,863

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$58,692	$3,355
Accrued Liabilities	48,361	-
Notes Payable Current	200,000	-
Total Current Liabilities	307,053	3,355
Long Term Debt	1,000,000	679,784
Total Liabilities	1,307,053	683,139

Commitments and contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 75,000,000
shares authorized, 45,817,802, and 115,000
shares issued and outstanding	45,818	115
Additional paid-in capital	445,166	(115)
Accumulated Deficit	(1,284,059)	(427,276)
Total Stockholders' Deficit	(793,075)	(427,276)

Total Liabilities ad Stockholders' Deficit	$513,978	$255,863

The above data represents the combined financial positions of Purebase, Inc. and U. S. Agricultural Minerals, LLC

The accompanying notes are an integral part of these financial statements.

PUREBASE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED NOVEMBER 30, 2014 AND 2013

		(8 Months)
	2014	2013

Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating Expenses
General and administrative	665,608	37,721
Exploration costs	123,050	363,072
Depreciation and amortization	12,043	4,350
Total Operating Expenses	800,701	405,143

Other Income (Expense)
Other Expense	(15,989)	(9,887)
Interest Expense	(40,093)	(12,246)
Total Other Income (Expense)	(56,082)	(22,133)

Net Income (Loss)	$(856,783)	$(427,276)

Net Income (Loss) Per Share - Basic and Diluted	$(0.02)	$(3.72)

Weighted Average Shares Outstanding Basic and Diluted*	$45,563,843	$115,000

* Weighted average shares outstanding is adjusted retroactively for the effects of the 2.3-to-1 forward stock split on November 21, 2014.

The above data represents the combined results of operations of Purebase, Inc. and U. S. Agricultural Minerals, LLC

The accompanying notes are an integral part of these financial statements.

PUREBASE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Shares		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Opening Balance	-	$-	$-	$-	$-

Founders' shares in U.S. Agricultural
Minerals, LLC	115,000	115	(115)		-
Net Loss	-	-	-	(427,276)	(427,276)
Balance, November 30, 2013	115,000	115	(115)	(427,276)	(427,276)
Founders' shares in Purebase, Inc.	45,540,000	45,540	(45,540)	-	-
Units issued for cash	162,802	163	490,821	-	490,984
Net Loss	-	-	-	(856,783)	(856,783)
Balance, November 30, 2014	45,817,802	45,818	445,166	(1,284,059)	(793,075)

* The number of shares has been adjusted for the 2.3-to-1 forward stock split that occurred on November 21, 2014.

The above numbers represents the combined financial data of Purebase, Inc. and U. S. Agricultural Minerals, LLC

The accompanying notes are an integral part of these financial statements.

PUREBASE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 2014 AND 2013

		(8 Months)
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(856,783)	$(427,276)
Adjustments to reconcile net loss to net cash used
in operating activates:
Depreciation and amortization	12,043	4,350
Effect of changes in:
Prepaid expenses and other current assets	(9,939)	-
Accounts payable and accrued expenses	103,698	3,355
Net cash used in operating activities	(750,981)	(419,571)

Investing Activities:
Purchase of property and equipment	-	(60,213)
Mineral rights acquisitio costs	-	(200,000)
Advances to officers	(28,000)	-
Advances to relates parties	(60,499)	-
Net cash used in investing activities	(88,499)	(260,213)

Financing Activities:
Proceeds from sale of equity units	490,984	-
Proceeds from notes payable	650,000	550,000
Advances from related parties	(129,784)	129,784
Net cash provided by financing actiivities	1,011,200	679,784

Net change in cash	171,720	-
Cash, beginning of period	-	-
Cash, end of period	171,720	$-

Interest paid in cash	$40,093	$12,246
Income taxes paid in cash	$-	$-

The above data represents the combined cash flows of Purebase, Inc. and U. S. Agricultural Minerals, LLC

The accompanying notes are an integral part of these financial statements.

PUREBASE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Purebase, Inc. (“Purebase” or “the Company”) was incorporated in the state of Nevada on June 11, 2013 as an exploration and mining company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of Purebase is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to provide mine development and operations services to mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. Purebase’s business plan will focus on the industrial and agricultural market sectors. The Company will seek to develop deposits of pozzolan, white silica, copper and potassium sulfate which offer a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

Purebase is headquartered in Yuba City, California. Purebase’s business is divided into wholly-owned subsidiaries which will operate as business divisions whose sole focus is to develop sector related products and to provide for distribution of those products into primarily the agricultural and construction industry sectors.

On November 24, 2014, Purebase acquired 100% ownership of US Agricultural Minerals, LLC, a Nevada limited liability company (“USAM”)that was under common majority ownership. Purebase issued 50,000 (115,000 post-split) shares of common stock for 100% of the membership interests of USAM. USAM has developed certain intellectual property applicable to making cement and other products of interest to Purebase. Specifically, USAM has done extensive research and testing of the Potassium Sulfate deposit, Lignite deposit and the Pozzolan deposits for agricultural applications and use as a high grade SCM.

Given that Purebase and USAM shared the same majority ownership during 2013 and through the acquisition by Purebase on November 24, 2014, the results of operations of USAM are combined with Purebase for 2014 and 2013  as if the acquisition had occurred in April 2013, when the business commenced operations in accordance with FASB ASC 805-50-45. Purebase and USAM are collectively referred to herein as the “Company”.

Basis of Presentation and Going Concern

The Company incurred a net loss of $856,783 for the fiscal year ended November 30, 2014 and  generated negative cash flows from operations. In addition the Company has not yet generated revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. The Company is contemplating a reverse merger into a public shell company as a vehicle for raising funds. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to

Purebase, Inc.
Notes to Financial Statements

competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Because of its net loss and negative cash flows from operations, its independent auditors, in their report on our financial statements as of and for the fiscal year ended November 30, 2014 and 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements in conformity with U.S. generally accepted accounting principles. Management believes the assumptions underlying the consolidated financial statements are reasonable.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using straight line depreciation methods over the estimated useful lives as follows:

Equipment	5 years
Autos and trucks	5 years

Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred. When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

Purebase, Inc.
Notes to Financial Statements

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash balances.

Exploration Stage

The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its projects. As a result, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

Mineral Rights

Acquisition costs of mineral rights are capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred.

Where proven and probable reserves have been established, the project’s capitalized expenditures are depleted over proven and probable reserves upon commencement of production using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life upon commencement of extraction using the straight-line method. The Company has not established proven or probable reserves for any of its projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Purebase, Inc.
Notes to Financial Statements

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in the Company’s balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard, are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

For certain of our financial instruments, including accounts payable and accrued expenses, the carrying amounts are approximate fair value due to their short-term nature. The carrying amount of the Company’s notes payable approximates fair value based on prevailing interest rates.

Income Taxes

The Company is expected to have net operating loss carryforwards that it can use to offset a certain amount of taxable income in the future. The Company is currently analyzing the amount of loss carryforwards that will be available to reduce future taxable income. The resulting deferred tax assets will be offset by a valuation allowance due to the uncertainty of its realization. The primary difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to income before income taxes relates to the recognition of a valuation allowance for deferred income tax assets.

The Company has adopted FASB ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the fiscal years ended November 30, 2014 and 2013.  The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. As of November 30, 2014, all of the Company tax filings are subject to examination.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share as required by Accounting Standards Codification subtopic 260-10, Earnings per Share (ASC 260-10”). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average

Purebase, Inc.
Notes to Financial Statements

number of common shares and dilutive common stock equivalents outstanding. During the year ended November 30, 2014, warrants to purchase common stock were excluded from the computation of diluted earnings (loss) per share as their effect was anti-dilutive. There were no common stock equivalents outstanding during the year ended November 30, 2013.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended November 30, 2014 and 2013.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update did not have a material effect on our financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance, which eliminates the distinction and separate requirements for development stage entities and other reporting entities under U.S. GAAP.  Specifically the amendment eliminates the requirement for development stage entities to 1) present inception-to-date information in the statements of income, cash flow and shareholders’ equity, 2) label the financial statements as those of a development stage entity, 3) disclose a description of the development stage activities in which the entity is engaged and 4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective for fiscal years beginning after December 15, 2014 with early adoption permitted.  The Company has adopted ASU 2014-10 during the year ended November 30, 2014.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. ASU No. 2014-09 provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become

Purebase, Inc.
Notes to Financial Statements

effective for the Company in the first quarter of 2018. The Company is evaluating the potential effects of the adoption of this update on its financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. The adoption of this update did not have a material effect on our financial statements.

NOTE 2.  PROPERTIES

Placer Mining Claims Lassen County, CA

Placer Mining Claim Notices have been filed and recorded with the US Bureau of Land Management (the “BLM”) relating to 50 Placer mining claims identified as “USMC 1” thru “USMC 50” covering 1,145 acres of mining property located in Lassen County, California and known as the “Long Valley Pozzolan Deposit”. The Long Valley Pozzolan Deposit is a placer claims resource in which Purebase holds non-patented mining rights to 1,145acres of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. These claims were assigned to Purebase by one of its founders at his original cost basis of $0.

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the BLM covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by Purebase. These rights are presented at their cost of $200,000.

NOTE 3.  NOTES PAYABLE

On April 8, 2013, USAM issued a $1,000,000 promissory note to an unaffiliated third party. This note was assumed by Purebase on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest are payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 and $550,000 at November 30, 2014 and 2013, respectively.

On August 31, 2014, Purebase issued a promissory note in the amount of $200,000 for general working capital needs. The note bears interest of 5% per annum with the principal and accrued interest due on October 31, 2014.

During the year ended November 30, 2013, the Company received non-interest bearing advances from GroWest, a company owned by a significant stockholder of Purebase. At November 30, 2013, the balance

Purebase, Inc.
Notes to Financial Statements

of these advances amounted to $129,784, which was repaid in full during the year ended November 30, 2014.

Future payments on notes payable at November 30, 2014 are as follows:

Years Ending
November 30
2015	$200,000
2016	1,000,000
Total	$1, 200,000

NOTE 4.  COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

Purebase is temporarily subletting office space from OPTEC Solutions, LLC, a company partly owned by the Company’s CFO, on a month-to-month basis. Base rent under the lease is $5,028 per month.

The BLM Preference Rights Lease requires an annual lease payment to the BLM of $30,000.

Legal Matters

Purebase and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants and is pending awaiting determination by the Court.

Contractual Matters

On November 1, 2013, Purebase entered into an agreement with US Mine Corp, which performs services relating to various technical evaluations and mine development services to Purebase with regard to the various mining properties/rights owned by Purebase. Terms of services and compensation will be determined for each project undertaken by US Mine Corp.

On July 30, 2014 Purebase entered into a Placer Claims Assignment Agreement pursuant to which Scott Dockter and Teresa Dockter assigned their rights to certain Placer Mining Claim Notices filed and recorded with the BLM relating to 50 Placer mining claims identified as “USMC 1” thru “USMC 50” covering 1,145 acres of mining property located in Lassen County, California and known as the “Long Valley Pozzolan Deposit”.

On October 6, 2014 Purebase entered into an Assignment of Lease with US Mine Corp. pursuant to which Purebase acquired the rights to a Preference Rights Lease granted by the BLM covering

Purebase, Inc.
Notes to Financial Statements

approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. The Lease requires future payment obligations of $30,000 annually and other future contingent payments.

Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. The account is insured by the Federal Deposit Insurance Corporation (“FDIC”). The cash account, at times, may exceed federally insured limits.

NOTE 5.  STOCKHOLDERS’ EQUITY

On November 21, 2014, the Company effected a 2.3-for-1 forward split of its common shares. All common stock amounts have been adjusted retroactively to reflect this stock split.

Issuance of Common Stock

Purebase issued 50,000 (115,000 post-split) shares of common stock to the three Members of US Agricultural Minerals LLC in exchange for 100% ownership of US Agricultural Minerals LLC, which were treated as founders’ shares of USAM.

On December 2, 2013 Purebase issued 19,800,000 (45,540,000 post-split) shares of common stock to its founders.

On November 24, 2014 Purebase issued 162,802 units, comprised of one share of common stock and one warrant to purchase common stock, through a private placement to 10 investors for aggregate net proceeds of $490,984.

Common Stock Warrants

On November 24, 2014, as part of the private placement stock issuance, investors were issued warrants to purchase an additional share of Purebase common stock for an exercise price of $6.00 per share with an exercise term of one year.

Warrants outstanding at November 30, 2014 are as follows:

Shares	Exercise Price	Maturity
162,802	$6.00	Nov 2015

NOTE 6.  RELATED PARTY TRANSACTIONS

In October 2014, Purebase acquired the Mineral Preference Rights Lease in Esmeralda County, NV from US Mine Corp., a company owned by the majority stockholders of Purebase. The consideration of $200,000 was paid directly to a third party from the proceeds from the Company’s $1,000,000 promissory note.

Purebase, Inc.
Notes to Financial Statements

Purebase entered into a Contract Mining Agreement with US Mine Corp pursuant to which US Mine Corp will provide various technical evaluations and mine development services to Purebase. No services were rendered pursuant to this contract during the years ended November 30, 2014 and 2013.

During the year ended November 30, 2014, Purebase acquired the Placer Mining Claims, “USMC 1-50”, from Scott Dockter, the Company’s Chief Executive Officer, in exchange for 12,708,000 pre-split (29,228,400 post-split) founders’ shares of common stock. These mining claims were recorded at the CEO’s historical cost basis of $0.

Prior to its acquisition by Purebase in November 2014, US Agricultural Minerals, LLC, a Nevada limited liability company, was 100% beneficially owned by Scott Dockter and John Bremer. Scott and John are collectively the majority stockholders of Purebase and Scott serves as the Company’s CEO.

During the fiscal year ended November 30, 2014, Purebase paid rent of $50,285 for office space to Optec Solutions. Amy Clemens, the CFO of Purebase, is part owner of Optec Solutions.

During 2013, GroWest Corporation advanced $129,784 to Purebase to fund ongoing business operations. GroWest is a company owned by John Bremer, who is a major stockholder of Purebase. The advance was repaid in full during 2014.

Purebase entered into a Consulting Agreement with Baystreet Capital Corp. to provide investor relations and other services as requested by Purebase. The Consulting Agreement will continue until terminated by one or both parties. Todd Gauer is a principal of Baystreet Capital and is a shareholder, officer and director of Purebase. During the year ended November 30, 2014, Baystreet Capital was paid consulting fees of $38,000.

Purebase entered into a Consulting Agreement with JAAM Capital Corp. to provide business development and marketing services as requested by Purebase. The Consulting Agreement will continue until terminated by one or both parties. Kevin Wright is a principal of JAAM Capital and is a shareholder, officer and director of Purebase. During the year ended November 30, 2014, JAAM Capital was paid consulting fees of $10,000.

During the year ended November 30, 2014, the Company paid consulting fees totaling $53,000 to its CFO, and $175,000 to its CEO.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the fiscal year covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter. The reorganization transaction significantly affected such controls subsequent to the date of their evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

●
Lack of an independent board of directors, including an independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors. The current board is composed of three members and may be expanded to as many as nine members under the Company’s By-Laws.

●	Lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to current rules of the SEC that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of three members. Each director holds office until his/her successor is duly elected by the stockholders.  Executive officers serve at the pleasure of the Board of Directors.  Our current directors and executive officers are:

Name	Age	Position	Director Since
A. Scott Dockter	58	President, CEO and Chairman	9/24/2014
Calvin Lim	57	Director	10/27/2014
John Bremer	65	Director	12/23/2014
Amy Clemens	58	CFO and Secretary	10/27/2014

A. Scott Dockter has been the CEO, President and a Director of the Company since September 24, 2014 and President and a Director of Purebase Ag. since January 22, 2014. Mr. Dockter also serves as the CEO and a Director of US Mine Corp. from 2012 to the present. US Mine Corp. is a private company focusing on the development and contract mining of industrial mineral and metal projects.  Mr. Dockter was also a Manager-member of US Agricultural Minerals, LLC from its inception in June, 2013 until its acquisition by Purebase Ag on November 24, 2014 however he continues as the COO of the LLC. From July 2010 to June 2012, Mr. Dockter served as CEO, President and Chairman of Steele Resources Corp. a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold after a reorganization with a company called

Steele Recording Corp. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the USA, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has had comprehensive involvement in all aspects of the mining business, including exploration, permitting, mine development, financing, operations, asset acquisitions, and marketing and sales. His experience covers a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals. Mr. Dockter has over 18-years’ experience as a director in the public markets, and has broad experience in the debt and equity markets. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. Mr. Dockter holds a Class A Engineering License and a General Engineering License in the state of California. Mr. Dockter is not currently an officer or director of any other reporting company.

Calvin Lim was appointed to the Board of Directors on October 27, 2014. Mr. Lim was also appointed a Director of Purebase Ag on February 5, 2015. Mr. Lim owned and operated two large Chinese restaurants in Sacramento from 1981 to 2003. From 1984 to 2006 he served as President of Hoi Sing Inc., which was a company which invested in properties located in Hong Kong and China and he is co-owner of the Oriental Trading Company which is involved in the Chinese imports and exports business. Mr. Lim earned his bachelor’s degree in Business Administration from Sacramento State University. Mr. Lim is not currently an officer or director of any other reporting company. Mr. Lim is not currently an officer or director of any other reporting company.

John Bremer was appointed a Director of the Company as a result of the Reorganization in December, 2014. Mr. Bremer was also appointed a Director of Purebase Ag on February 5, 2015.  Mr. Bremer is a seasoned executive managing successful business’s for the past 35 years. From February 20, 2014 to the present he has served as a Director and President of U.S Mine Corp. Mr. Bremer was also a Manager-member of US Agricultural Minerals, LLC from its inception in June, 2013 until its acquisition by Purebase Ag on November 24, 2014. For the past 20 years he has been the CEO of GroWest, Inc. a holding company with subsidiary companies in the heavy equipment rental and property development business in California. Mr. Bremer started his career teaching college level horticulture and soil science classes. When Mr. Bremer moved on from teaching he opened and managed large mining operations for Riverside Cement and California Portland Cement Company. During his time working with cement producers he was engaged in several cement solutions. An example was helping design material input methodologies to reduce the Nitrogen Oxide emissions from calcining cement. This interaction and knowledge of the cement industry has led to the creation of proprietary cement replacement products. Mr. Bremer also developed a large organic composting operation in Riverside County which provided a successful management solution for bio solids from Los Angeles, Orange and Riverside Counties. Once that company completed its development and was well positioned, he successfully sold it to Synagro Technologies, the company continues today as a part of The Carlyle Group. Mr. Bremer has successfully developed several other properties in the Riverside County and Napa Valley which included comprehensive experience in permitting processes. Mr. Bremer earned his Bachelor’s degree in Agri Business from California State Polytechnic University, Pomona, CA.  Mr. Bremer is not currently an officer or director of any other reporting company.

Amy Clemens was appointed as the Chief Financial Officer and Corporate Secretary of the Company on October 27, 2014. Ms. Clemens was appointed CFO of Purebase Agricultural, Inc. on October 10, 2014 and Corporate Secretary on January 5, 2015.  Before joining the Company, she established OPTEC Solutions, LLC in January, 2008 and she currently serves as the Chief Operations Officer. OPTEC Solutions, LLC provides manned and unmanned aerial solutions to the Department of Defense. Ms. Clemens has over 30 years’ experience in corporate finance, budget, internal audit and business management.  She also brings several years’ experience working in the petrochemical industry. She is President of an all-volunteer organization known as the Golden West Aviation Association. Ms. Clemens earned her bachelor’s degree in History with a minor in Business and master’s degree in History from the University of Texas at San Antonio.  Currently, she is working on her degree in Doctoral Management from the University of Phoenix. Ms. Clemens is not currently an officer or director of any other reporting company.

Directors serve for a one-year term or until his or her successor is elected and qualified. Our Bylaws provide for one to nine directors with the Board having the authority to set the number of Directors within that range. The Board has determined three directors as the current authorized number. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Corporate Governance

Our Board of Directors has three directors and has not yet established an Audit Committee. Consequently, until an Audit Committee is formed, all responsibilities of an Audit Committee are currently being performed by the entire Board. Our Board does not have an executive committee or any committee performing similar functions. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent. Pursuant to an exemption provided under the NASDAQ regulations, we expect to establish an Audit Committee with independent members  within the current fiscal year.

Audit Committee Functions

Until an Audit Committee is formed our Board of Directors is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our Board, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs.

Compensation and Nominations Committees

We currently have no Compensation or Nominating Committee or other Board committee performing equivalent functions. Currently, all members of our Board of Directors participate in discussions concerning executive officer compensation and nominations to the Board of Directors. Due to the Company’s limited previous operations and the recent Reorganization of the Company’s business, the PureBase Board has limited resources and operations to work with. Consequently the Board believes that at the present time it is both reasonable and expedient that the full Board review and set executive compensation and nominations to the Board. In light of the above, Mr. Dockter, as a Director, participated in the determination of compensation to be paid to him.

Stockholder Communication Policy

Stockholders may send communications to the Board or individual members of the Board by writing to them, care of Secretary, PureBase Corporation, 1670 Sierra Ave., Suite 402, Yuba City, CA 95993, who will forward the communication to the intended director or directors.  If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality. Examples of ways to submit a confidential communication would be to conspicuously mark “CONFIDENTIAL” on any envelope or package submitted or, if an e-mail communication, request the Director’s personal e-mail address to send your communication rather than the Company’s general e-mail address.

Code of Business Conduct and Ethics

The Board intends to adopt a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company and Purebase Ag.  Upon adoption we will provide any person, without charge, a copy of this Code.  Requests for a copy of the Code may be made by writing to PureBase Corporation, 1670 Sierra Ave., Suite 402, Yuba City, CA 95993 Attention: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are not currently registered under §12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently the reporting requirements of §16(a) as well as the Proxy Rules of the Exchange Act do not yet apply to the Company.

Limitation of Liability and Indemnification Matters

The Company’s Bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents so long as such person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company. This indemnification includes expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Nevada law as it now exists. Expenses (including attorneys’ fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon authorization of the Board of Directors and receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by the Company as authorized in the Bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Bylaws. Nevada law generally provides that a corporation shall have the power of indemnify persons if they acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company’s Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Board Meetings and Committees

Our Board of Directors held no meetings during the fiscal year ended November 30, 2014 and acted by unanimous written consent on 2 occasions. Each nominee who was a director during fiscal year 2014 participated in at least 75% of the aggregate number of the meetings or actions taken in lieu of a meeting of the Board held during the time that such nominee was a director.

Attendance of Directors at Annual Meetings of Stockholders

The Company has a policy of encouraging, but not requiring, directors to attend the Company’s annual meeting of stockholders.

Compensation of Directors

At present we do not pay our Directors any compensation or cost reimbursement for their service as Directors. We have no standard arrangement pursuant to which our Directors are compensated for any services provided as a director or for committee participation or special assignments.  The Company’s Directors were not paid any compensation during fiscal years 2014 or 2013.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s Principal Executive Officers during the fiscal years ended November 30, 2014 and 2013 and each employee who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Shea (CEO)(1)	2014 2013	Nil Nil	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	Nil Nil

Scott Dockter (CEO)(2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	175,000(4)	175,000

Amy Clemens (CFO)(3)	2014	-0-	-0-	-0-	-0-	-0-	-0-	53,000(4)	53,000

(1)   Mr. Shea served as the CEO and CFO until September 24, 2014.
(2)   Mr. Dockter became CEO on September 24, 2014.
(3)   Ms. Clemens became CFO on October 27, 2014.
(4)   Paid as consulting fees.

The Company intends to pay cash compensation to its officers and consulting fees to entities providing services to the Company and owned by its Directors in the future as determined and approved by the Company’s Board of Directors. The Company plans to enter into employment agreements with certain of its key executives.

Equity Based Compensation

The Company has no long-term compensation or stock incentive plans at the present time.

Employee Pension, Profit Sharing or Other Retirement Plans

SRC does not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation Discussion and Analysis

Compensation of Executive Officers

The Board of Directors will initially supervise our executive compensation program for named individuals. During 2014 two members of the Board were non-employee directors. When a Compensation Committee is formed members of our management will not attend executive sessions of the Committee but will, upon request, provide input regarding their performance to the Committee.  The Board has not engaged any outside compensation consultants and has not delegated its authority to anyone.

During the fiscal year 2015 the Board hopes to be able to initiate employee base salaries and grant a full range of incentives based upon the individual effort and the overall success of the Company during the current fiscal year. The Board has not determined specific target objectives due to the significant challenges which face the Company as a development stage company during the current fiscal year.  However, we will monitor the efforts of individual officers and employees and the overall success of the Company in determining if and when incentives can be granted.  Because we have not determined any target objectives, we are unable to provide an assessment of how likely it will be for incentives to be achieved by our executive officers. Achievement of incentives involves future performance and, therefore, is subject to significant uncertainties. However, the Board believes it will establish future target objectives that are achievable with an appropriate amount of dedication and hard work.

Compensation Philosophy

The Board will determine compensation levels and components for Named Executive Officers (“NEOs”) to attract, retain, and motivate talent in our competitive market environment while focusing the management team and the Company on the creation of long-term value for stockholders. Positions included as NEOs during 2015 include: Chief Executive Officer, Vice President and the Chief Financial Officer.  Other positions may be added as business conditions warrant. If an NEO is also a Director, such NEO will abstain from participating in or voting on his/her own compensation package.

Our Board will administer four elements for named executive officers’ compensation: base salary (cash), short-term incentives (bonus – cash, equity, or both), long-term incentives (equity), and benefits.  The total compensation package will reflect the Company’s “Pay for Performance” philosophy, which is to couple employee rewards with the interests of stockholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of stockholders.  Further, we believe in development and internal promotion of proven, existing employees whenever optimal for the interests of the Company.  When cash flow permits, the Board will target the total compensation level over time to be competitive with comparable companies in our industry segments and geographic locations.

For the purpose of determining short-term incentives, performance is measured by two variables: contribution to and leadership in the development of the Company’s core service business and property development and contributions to the potential business and financial success of the Company.  These variables are considered by the Board to be the cornerstones for the creation of long-term stockholder value. The Board also evaluates the general economic and market conditions when applying these measurements.  The Board believes that it is in the best interest of our stockholders to have a part of total compensation “at-risk” and dependent upon our future performance.

Historically, there are several directly comparable public companies in the US mineral resource mining field.  Many of our competitors are much larger companies that are not directly comparable in size, geographic coverage, and scope of production. Therefore, a direct peer group comparison is not comparable and salary survey information from multiple sources will be used to supplement available company data.

Base Salary

The base salaries for executive officers will be evaluated annually after the completion of each fiscal year. It is adjusted as required to be competitive with the external market, job responsibilities, and the individual’s performance in their job and is subject to any employment agreement or compensation arrangements with that individual.

Short-Term Incentive (Bonus)

The Board will strive to grant bonuses to incentivize officers and employees when their job performance warrants such bonuses and the financial condition of the Company permits such incentives to be granted.  Since we have been in business for only a short period of time, the Board will evaluate whether any bonuses are warranted after an evaluation of each fiscal year’s performance. The Board did not award any bonuses for the 2013 or 2014 fiscal years.

Long-Term Incentives (Stock Options)

The Board believes that providing stock and option grants to its officers and directors rewards such individuals for the long-term financial success of the Company and links their rewards to those of our stockholders.

The Company plans to adopt a Stock Option Plan during the 2015 fiscal year. The Board may evaluate and adopt other inventive plans and retirement plans in order to allow its officers and employees to participate in the Company’s long-term success.

Benefits

Officers are entitled to participate in all benefits provided to employees of the Company and/or Purebase Ag. At the present time, the Company does not offer such benefits.

Employment Agreements

None of the Company’s officers or employees have employment contracts.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of February 17, 2015, the ownership of the Company’s common stock by its current directors, and its executive officers and all officers and directors as a group, and each person known to be the beneficial owner of more than 5% of the Company’s outstanding common stock. To the Company’s best knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name of Beneficial Owner	Number of Shares Owned Beneficially	Percent Of Class(1)	Title Of Class
A. Scott Dockter, CEO and Director 3090 Boeing Road Cameron Park, CA 95682	22,556,862	32.1%	Common
John Bremer, Director 10490 Dawson Canyon Road Corona, CA 92883	20,081,500(2)	28.6%	Common
Calvin Lim, Director 6580 Haven Side Drive Sacramento, CA 95831	-0-	0%
Amy Clemens, CFO 1670 Sierra Ave., Suite 402 Yuba City, CA 95993	161,500	Less than 1%	Common
All Executive Officers and Directors as a group (4 people)	42,799,862	61%
Baystreet Capital Corp. 136 Turtle Cove Road Turks & Caicos Islands British West Indies	10,770,400	15.3%	Common
Kevin Wright 1 Yonge Street, Suite 1801 Toronto, ON M5E 1W7	7,111,400(3)	10.1%	Common

(1)	Assumes the issuance of 45,817,802 shares in the Reorganization which will result in 70,217,802 shares outstanding.
(2)	Amount includes 28,750 shares held by Mr. Bremer’s wife for which he disclaims beneficial ownership.
(3)	Amount includes 3,625,000 shares held by Mr. Wright’s immediate family.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

Interest of Management and Others in Certain Transactions

The Company acquired the rights to purchase the Snow White Mine property from US Mine Corp., which is a Nevada corporation of which Scott Dockter and John Bremer are owners and executive officers.

Purebase Ag acquired the Mineral Preference Rights Lease in Esmeralda County, NV from US Mine Corp.

Purebase Ag acquired the Placer Mining Claims USMC 1-50 from Scott Dockter and his wife.

Intellectual property applicable to cement and other products of interest to the Company was acquired through the acquisition of US Agricultural Minerals, LLC which is a Nevada limited liability company of which Scott Dockter and John Bremer and Mr. Bremer’s wife were Manager-Members.

During the fiscal year ended November 30, 2014 Purebase Ag paid rent of $50,286 for office space to Optec Solutions. Amy Clemens, the Company’s CFO, is part owner of Optec Solutions.

The Company is a party to a Contract Mining Agreement with US Mine Corp pursuant to which US Mine Corp will provide various technical evaluations and mine development services to the Company and Purebase Ag.  US Mine Corp is owned by Scott Dockter and John Bremer.

During 2013, GroWest Corporation advanced $129,784 to Purebase Ag to fund ongoing business operations. GroWest is a company owned by John Bremer, who is a Director and major stockholder of the Company. The advance was repaid in full during 2014.

During fiscal year 2014 Purebase Ag paid Baystreet Capital Corp. consulting fees to provide investor relations and other services as requested by the Company and/or Purebase Ag.  Todd Gauer is a principal of Baystreet Capital and is a major stockholder of the Company and a former officer and director of Purebase Ag.

During fiscal year 2014 Purebase Ag paid JAAM Capital Corp. consulting fees to provide business development and product marketing services as requested by the Company and/or Purebase Ag.  Kevin Wright is a principal of JAAM Capital and is a major stockholder of the Company and a former officer and director of Purebase Ag.

The Reorganization transaction involved Mr. Dockter who, at the time of the Reorganization, was an officer, Director and major stockholder of the Company and Purebase Ag.

Except for the above transactions, since the inception of Purebase Ag on June 22, 2013 through November 30, 2014 there have not been, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

●	a Director or Officer of the Company;
●	any nominee for election as a director;
●	any principal security holder identified in the preceding “Security Ownership of Certain Beneficial Owners and Management” section; or
●	any relative, spouse, or relative of such spouse, of the above referenced person.

Should a transaction, proposed transaction, or series of transactions involve one of our officers or directors or a related entity or an affiliate of a related entity, or holders of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transactions must be approved by the unanimous consent of our Board of Directors.  In the event a member of the Board of Directors is a related party, that member will abstain from the vote.

Director Independence

As of February 19, 2015, only one of the three current Company Directors would be deemed “independent” under the applicable NASDAQ definition. While Mr. Bremer is not an officer or employee of the Company, he served as a Manager of US Agricultural Minerals, LLC during the past two years. The Company anticipates appointing one or more directors to its Board during the current fiscal year who would be deemed independent directors.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

As stated elsewhere in this annual report, the Company has not yet established an Audit Committee. As a result the Company’s Board of Directors currently perform the functions of  a separate Audit Committee. The Company’s Board of Directors functions as the Audit Committee which includes reviewing and evaluating the efforts of the Company’s independent auditors and the review and authorization of all non-audit fees incurred by the Company.

The Board has reviewed and discussed with the Company’s management the audited consolidated financial statements as of and for the period ended November 30, 2014.

The Board  discussed with Rose, Snyder & Jacobs LLP, the Company’s independent auditors (“RSJ”), the matters required to be discussed by PCAOB on Auditing Standards No. 16, Communication with Audit Committees.

The Board has received and reviewed the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with RSJ its independence.

Based on the reviews and discussions referred to above the Board has approved the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the period ended November 30, 2014 filed with the SEC.

The material contained in this Board Report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date of this annual report and irrespective of any general incorporation language in such filing.

Independent Public Accountants

The Company’s independent public accountants for the last completed fiscal year ended November 30, 2014, were Rose, Snyder & Jacobs LLP. The Company’s independent public accountants for the fiscal year ended December 31, 2013, were Anton & Chia, LLP. The Board anticipates that representatives of RSJ will not be present at any Annual Meeting of Stockholder.

Principal Accountant’s Fees and Services

During the Company’s fiscal year ended November 30, 2014 the Company was billed the following aggregate fees by RSJ.

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-K,  review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by RSJ to the Company for professional services rendered for the audit of the Company’s and its subsidiaries’ financial statements for the fiscal year, and for services provided by RSJ in connection with statutory or regulatory filings for the fiscal year, were $38,000 billed by RSJ for the fiscal year ended November 30, 2014.

The aggregate fees billed by Anton & Chia to the Company for professional services rendered for the audit of the Company’s financial statements for the fiscal year, and for services provided by Anton & Chia in connection with statutory or regulatory filings for the fiscal year, were $3,871 billed by Anton & Chia for the fiscal year ended December 31, 2013.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters.

During fiscal year 2014, RSJ did not bill for Audit Related Fees.

Tax fees

In fiscal year 2014, no tax fees were paid for professional services rendered for tax, compliance and preparation of our corporate tax returns and other tax advice. In fiscal year 2013, no tax fees were paid to any accounting firm.

All Other Fees

There are no other fees to disclose.

Auditor Independence

As stated elsewhere in this report, the Company’s Board of Directors performs the functions of the Audit Committee. All of the services performed by RSJ for the fiscal year 2014 were reviewed and approved by the Company’s Board, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.

Pre-Approved Policies and Procedures

Prior to retaining RSJ to provide services in the current fiscal year (beginning December 1, 2014), the Board of Directors first reviewed and approved RSJ’s fee proposal and engagement letter.  In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. The Company’s pre-approval policy provides that the Audit Committee (or the Board in the absence of an Audit Committee) must specifically pre-approve any engagement of RSJ for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Audited financial statements for the 11-month period ended November 30, 2014 and fiscal year ended December 31, 2013 for Port of Call Online, Inc. (now called PureBase Corporation) and Purebase, Inc. (now called Purebase Agricultural, Inc.) are included with this annual report.

(b)	Exhibits

Exhibit No.	Description of Exhibit
2.1(3)	Plan and Agreement of Reorganization between Port of Call Online, Inc. and Purebase, Inc. and Certain Stockholders of Purebase, Inc. dated December 23, 2014.
3.1.1(1)	Articles of Incorporation
3.1.2*	Change to the Articles of Incorporation effective November 7, 2014
3.1.3*	Amendment to the Articles of Incorporation effective January 12, 2015
3.2(1)	Bylaws
10.1(2)	Assignment of Purchase Agreement of Snow White Mine dated December 1, 2014
10.2(3)	Placer Claims Assignment Agreement dated July 30, 2014
10.3(3)	Preference Rights Lease Assignment Agreement dated October 6, 2014
10.4(3)	Plan and Agreement of Reorganization Between Purebase, Inc., US Agricultural Minerals, LLC and the Members of US Agricultural Minerals, LLC dated November 24, 2014
10.5(3)	Contract Mining Agreement dated November 1, 2013
10.6*	California State-sponsored Report, 2001, Mineral Land Classification of the Long Valley Pozzolan Deposits, Lassen County, California
10.7*	Summary prepared by Matcon Corp. covering the Snow White Mine property
21*	Subsidiaries of PureBase Corporation
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety and Health Administration Citation #8699937
________
* Filed herewith.
(1)  Filed as an exhibit to Registrant’s Form 10-K filed on April 11, 2014.
(2)  Filed as an exhibit to Registrant’s Form 8-K filed on December 2, 2014.
(3)  Filed as an exhibit to Registrant’s Form 8-K filed on December 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORP.

Date: March 13, 2015	By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Scott Dockter		March 13, 2015
A. Scott Dockter	Director and Chief Executive Officer

/s/ Amy Clemens		March 13, 2015
Amy Clemens	Secretary and Chief Financial Officer
(Principal Financial & Accounting Officer)

/s/ Calvin Lim		March 13, 2015
Calvin Lim	Director

/s/ John Bremer		March 13, 2015
John Bremer	Director