Form 10-Q
period 2015-02-28
PureBase Corp
filed 2015-04-20
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number   333-188575

PUREBASE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	27-2060863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1670 Sierra Avenue, Ste. 402 Yuba City, CA	95993
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:   (530) 676-7873

Port of Call Online, Inc.
40 Warren Street, Floor 3
Charlestown, MA 02129
Former Fiscal Year: December 31
(Former name, address and former fiscal year if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of March 31, 2015 was 70,295,468.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2015	November 30, 2014
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$4,130	$171,720
Prepaid expenses and other assets	-	9,939
Due from related parties	-	40,804
Advances to officer	44,816	47,695
Total current assets	48,946	270,158

Property and Equipment
Property and Equipment	35,152	35,152
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(19,404)	(16,393)
Total Property and Equipment	40,809	43,820

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on mineral rights	50,000	-

Total Assets	$339,755	$513,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$88,130	$58,692
Accrued Liabilities	13,208	48,361
Notes Payable Current	200,000	200,000
Total Current Liabilities	301,338	307,053
Long Term Debt	1,000,000	1,000,000
Total Liabilities	$1,301,338	$1,307,053

Stockholders’ Equity (Deficit)
Common stock $0.001 par value,520,000,000 shares authorized 70,303,802 and 45,817,802 shares issued and outstanding	70,304	45,818
Additional paid in capital	667,180	445,166
Accumulated deficit	(1,699,067)	(1,284,059)
Total Stockholders’ Equity (Deficit)	(961,583)	(793,075)

Total Liabilities and Equity	$339,755	$513,978

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS
ENDED FEBRUARY 28, 2015 AND 2014
(UNAUDITED)

	Three Months ended February 28,	Three Months Ended February 28,
	2015	2014

Revenue
Cost of Sales	$-	$-
Gross Profit	-	-

Operating expenses:
General and administrative	$241,653	$95,627
Exploration and mining expenses	146,185	-
Depreciation and amortization	3,011	3,011
Total Operating Expense	390,849	98,638

Other Income (Expense)
Other Expense	10,215	-
Interest Expense	12,344	6,932
Income Tax Expense	1,600	-
Total Other Income (Expense)	24,159	6,932

Net Income (Loss)	$(415,008)	$(105,570)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	63,755,091	45,655,000

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	$.001 Par Value Common Stock		Additional Paid-in	Deficit	Total Stockholder’
	Shares *	Amount	Capital	Accumulated	Equity

Balance, November 30, 2014	45,817,802	$45,818	$445,166	$(1,284,059)	$(793,075)

Recapitalization	24,400,000	$24,400	$(27,900)	$-	$(3,500)

Issuance of units for cash (86,000 units @ $2.907)	86,000	$86	$249,914	$-	$250,000

Net loss	-	$-	$-	$(415,008)	$(415,008)

Balance, February 28, 2015	$70,303,802	$70,304	$667,180	$(1,699,067)	$(961,583)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDEDFEBRUARY 28, 2015 AND 2014
(UNAUDITED)

	Three Months Ended February 28,	Three Months Ended February 28,
	2015	2014

Operating activities:
Net loss	$(415,008)	$(105,570)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	3,011	3,011
Effect of changes in:
Prepaid expenses and other current assets	9,939	-
Accounts payable and accrued expenses	31,589	3,001
Net cash used in operating activities	(370,469)	(99,558)

Investing Activities:
Purchase of property and equipment	-	-
Deposit on mineral rights	(50,000)	-
Advances to officers	2,879	-
Net cash used in investing activities	(47,121)	-

Financing activities:
Proceeds from sale of equity units	250,000	3,010
Proceeds from notes payable	-	75,000
Advances from related parties	-	21,703
Net cash provided by financing activities	250,000	99,713

Net change in cash	(167,590)	155

Cash, beginning of period	171,720	-

Cash, end of period	$4,130	$155

Supplemental cash flow information:
Interest paid in cash	$12,344	$6,932

Income taxes paid in cash	$1,600	$-

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 28, 2015

Note 1  Nature of Business

Business Overview

PureBase Corporation (f/k/a Port of Call Online, Inc.) (the “Company”), was incorporated in the State of Nevada on March 2, 2010 to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014 the Company changed its business focus to an exploration and mining company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of the Company is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to provide mine development and operations services to mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. The Company’s business plan will focus on the industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, white silica and potassium sulfate which offer a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

The Company is headquartered in Yuba City, California. The Company’s business is divided into wholly-owned subsidiaries which will operate as business divisions whose sole focus is to develop sector related products and to provide for distribution of those products into primarily the agricultural and construction industry sectors.

Reverse Merger and Business Combinations

On December 23, 2014 Port of Call Online, Inc. (now Purebase Corporation), an entity without any business or operating activities, entered into an agreement under which it would issue 45,817,802 shares of unregistered shares of common stock in exchange for 100% equity interest in Purebase, Inc., making Purebase, Inc.  a wholly owned subsidiary of Purebase Corporation. This voluntary share exchange transaction resulted in the shareholders of Purebase, Inc. obtaining a majority voting interest in Purebase Corporation.

As of the closing of the Reorganization a majority of Purebase, Inc.'s officers and directors served as directors of the new combined entity. Additionally, Purebase, Inc.’s stockholders were issued approximately 65% of the outstanding shares of the Company after the completion of the transaction.

The share exchange transaction was accounted for as a reverse merger with a public shell (a capital transaction), with Purebase, Inc. as the accounting acquirer and the Purebase Corporation as the legal acquirer.  Although from a legal perspective, Purebase Corporation acquired Purebase, Inc., from an accounting perspective, the transaction is viewed as a recapitalization of Purebase, Inc., accompanied by an issuance of stock by Purebase, Inc. for the net assets of Purebase Corporation. This is because the

PureBase Corp.
Notes to Unaudited Financial Statements

Purebase Corporation did not have operations immediately prior to the merger, and following the merger, Purebase, Inc. is the operating company.  Accordingly, the condensed consolidated financial statements present the historical information of Purebase, Inc.

On November 24, 2014, Purebase, Inc. acquired 100% ownership of US Agricultural Minerals, LLC, a Nevada limited liability company (“USAM”) that was under common majority ownership. Purebase, Inc. issued 115,000 shares of common stock for 100% of the membership interests of USAM. USAM has developed certain intellectual property applicable to making cement and other products of interest to Purebase, Inc. Specifically, USAM has done extensive research and testing of the Potassium Sulfate deposit, Lignite deposit and the Pozzolan deposits for agricultural applications and use as a high grade SCM.  Given that Purebase, Inc. and USAM shared the same majority ownership during 2013 and through the acquisition by Purebase, Inc. on November 24, 2014, the results of operations of USAM are combined with Purebase, Inc. as if the acquisition had occurred in April 2013, when the business commenced operations in accordance with FASB ASC 805-50-45.

Note 2  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC (“USAM”), collectively referred to as the “Company”.  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at February 28, 2015 and the consolidated results of operations and cash flows of the Company for the three months ended February 28, 2015 and 2014.  Operating results for the three months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended November 30, 2014 filed on Form 8-K on December 24, 2014.

Going Concern

The Company has incurred net losses generated negative cash flows from operations since inception. In addition the Company has not yet generated revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

PureBase Corp.
Notes to Unaudited Financial Statements

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

Note 3  Properties

Placer Mining Claims Lassen County, CA
Placer Mining Claim Notices have been filed and recorded with the US Bureau of Land Management (the “BLM”) relating to 50 Placer mining claims identified as “USMC 1” thru “USMC 50” covering 1,145 acres of mining property located in Lassen County, California and known as the “Long Valley Pozzolan Deposit”. The Long Valley Pozzolan Deposit is a placer claims resource in which the Company holds non-patented mining rights to 1,145acres of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. These claims were assigned to Purebase by one of its founders at his original cost basis of $0. These claims require a payment of $11,000 per year to the BLM.

Federal Preference Rights Lease in Esmeralda County, NV
This Preference Rights Lease is granted by the BLM covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by Purebase. These rights are presented at their cost of $200,000. This lease requires a payment of $3,000 per year to the BLM.

Snow White Mine located San Bernardino County, CA - Deposit
On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management (“BLM”).   An initial deposit of $50,000 was paid to escrow, and the agreement requires the payment of an additional $600,000 at the end of the escrow period, as defined as 45 days from November 28, 2014.  The additional $600,000 has not been paid as of February 28, 2015.  The $50,000 deposit may be forfeited to the seller in certain circumstances, if the agreement is terminated. The mining claims require a minimum royalty payment of $3,500 per year.

Note 4  Notes Payable

On April 8, 2013, USAM issued a $1,000,000 promissory note to an unaffiliated third party. This note was assumed by Purebase, Inc. on November 24, 2014 in connection with the acquisition of USAM by Purebase, Inc.  The note bears simple interest at an annual rate of 5% and the principal and

PureBase Corp.
Notes to Unaudited Financial Statements

accrued interest are payable on May 1, 2016.  Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at February 28, 2015 and November 30, 2014, respectively.

On August 31, 2014, Purebase issued a promissory note in the amount of $200,000 for general working capital needs. The note bears interest of 5% per annum with the principal and accrued interest due on October 31, 2014.  This note is still outstanding and the Company is negotiating new terms.

Note 5  Commitments and Contingencies

Purebase, Inc. and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase, Inc. and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants and is pending awaiting determination by the Court pending a separate Motion by the Plaintiffs to disqualify Defendants’ Nevada attorneys which Motion was denied by Order dated March 30, 2015. The Hearing on Defendants’ Motion to Dismiss will resume on April 17, 2015.

The Company's different properties require the payment of certain amounts per year (see Note 3).

Note 6  Shareholders’ Equity

During the quarter ended February 28, 2015, the Company sold 86,000 units for total proceeds of $250,000, under a private placement memorandum.  Each unit is comprised of one share of common stock and one warrant to purchase one share at $6.00.  The warrants to purchase 86,000 shares of common stock expire on February 5, 2017.

Note 7  Related Party Transactions

The Company paid rent of $5,500 and $2,971 to Optec Solutions during the three months ended February 28, 2015 and 2014, respectively.  Amy Clemens, the CFO of the Company is part owner of Optec Solutions.

During the three months ended February 28, 2014, the Company repaid $21,704 of advances GrowWest Corporation had made to the Company. GrowWest is a Company owned by John Bremer, who is a stockholder of the Company.  The balance of the advances was $0 at February 28, 2015 and 2014.

Purebase Ag paid consulting fees to Baystreet Capital Corp. to provide investor relations and other services as requested by the Company and/or Purebase Ag. Todd Gauer is a principal of Baystreet Capital and is a shareholder of the Company and former officer and director of Purebase Ag. The Company paid Baystreet Capital consulting fees totaling $30,000 during the three months ended February 28, 2015.

PureBase Corp.
Notes to Unaudited Financial Statements

Purebase Ag paid consulting fees to JAAM Capital Corp. to provide business development and marketing services as requested by the Company and/or Purebase Ag. Kevin Wright is a principal of JAAM Capital and is a shareholder of the Company and a former officer and director of Purebase Ag.  The Company paid JAAM consulting fees totaling $10,000 during the three months ended February 28, 2015.

During the three months ended February 28, 2015, the Company paid consulting fees totaling $16,000 to its CFO, and $30,000 to its CEO.  During the three months ended February 28, 2014, Purebase Ag paid consulting fees totaling $3,000 to its CFO, and $75,000 to its CEO.

The Company entered into a Contract Mining Agreement with US Mine Corp, a company owned by the majority stockholders of the Company, pursuant to which US Mine Corp will provide various technical evaluations and mine development services to the Company.  Services totaling $71,759 and $0 were rendered by US Mine Corp for the three months ended February 28, 2015 and 2014, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. IN ADDITION, MATERIAL EVENTS DESCRIBED BELOW UNDER “OTHER INFORMATION” OCCURRING AFTER THE QUARTER ENDED FEBRUARY 28, 2015 WILL HAVE A MATERIAL IMPACT ON THE COMPANY’S FUTURE BUSINESS.

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

Current Plan of Operations

As a result of the change in management of PureBase Corp. (“the Company, “we” or “us”), the Company is no longer pursuing its prior business of developing web-based services for boaters but is now pursuing interests in the field of industrial minerals and natural resources. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. The Company’s business plan is to define, acquire and commercially develop world-class industrial and natural mineral deposits to be sold in the industrial and agricultural market sectors.

Results of Operation

We have included a discussion and analysis of the Company’s current operations as compared to previous operations of Purebase Agricultural, Inc. (“Purebase Ag”) which represents a substantial part of the Company’s current operations rather than the Company’s former operations as a “shell company” with minimal operations, as it is more relevant to the reader. The Company’s Reorganization transaction occurred on December 23, 2014, during the current fiscal quarter. Due to the change in management and the Reorganization, the Company is no longer a “shell company” and its business is no longer providing web-based services to boaters but is now pursuing a business in the natural resources sector. Our financial reporting commences as of April, 2013, which is when the Company’s wholly-owned subsidiary, Purebase Ag (f.k.a. Purebase, Inc.)  initiated the Company's current mineral projects acquisitions and development business. Consequently, the results of operation for the current fiscal quarter represent the consolidated operations of the Company and its subsidiary Purebase Ag while the results of operations for the same quarter in 2014 reflect the independent operations of Purebase Ag (prior to the Reorganization with the Company).

As a further result of the Reorganization transaction, the Company changed its fiscal year from ending December 31 to ending November 30 to adopt the fiscal year end of Purebase Ag.

Overview

During the current fiscal quarter ended February 28, 2015, the Company generated no revenues. Total assets decreased from $513,978 as of November 30, 2014 to $339,755 as of February 28, 2015. Total liabilities decreased from $1,307,053 at November 30, 2014 to $1,301,338 at February 28, 2015 reflecting a decrease in accrued liabilities.

Results of Operations for the fiscal quarter ended February 28, 2015 compared to the quarter ended February 28, 2014

The Company’s operating results for the quarters ended February 28, 2015 and 2014 are summarized as follows:
	Quarter Ended	Quarter Ended
	2/28/15	2/28/14

Revenue	$0	$0
Operating Expenses	$390,849	$98,638
Net Loss	$415,008	$105,570

Revenue

Since inception neither the Company nor its subsidiary Purebase Agricultural, Inc. generated any revenue from operations.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal quarter ended February 28, 2015 were $390,849 compared to $98,638 of expenses incurred for the fiscal quarter ended February 28, 2014. This increase is attributed to the significant increase in business operations relating to the acquisition and development of mineral resource projects. Exploration and mining start-up costs for the fiscal quarter ended February 28, 2015 were $146,185 compared to no such expenses incurred during the same quarter in 2014. The increase in exploration and mining start-up costs is the result of higher Phase 1 development costs at the Preference Rights Lease site in Esmeralda County, NV in 2015 and costs due to the beginning stages of development at the Long Valley Pozzolan Project during late 2014.

General and administrative costs for the Company for the three months ended February 28, 2015 were $241,653 and the general and administrative costs of Purebase Ag for the same period in 2014 were $95,627. The increase in general and administrative expenses is attributed to the significant increase in the evaluation, acquisition and development of several mineral resource projects and hiring of additional staff. Included in the G&A expenses are professional fees for the fiscal quarter ended February 28, 2015 which were $129,978 compared to professional fees of $4,099 for the same quarter in 2014. The increase in professional fees is attributed to the increase in legal and accounting expenses related to operating as a publicly reporting company and additional legal, accounting and consulting costs associated with the expansion of the Company's business.

The Company’s interest expense increased to $12,344 for the quarter ended February 28, 2015 compared to $6,932 for the fiscal quarter ended February 28, 2014. The increase was due to the significant increase in servicing costs, including accrued interest, associated with the consolidated debt financing incurred by Purebase Ag of $1.2 million.

Net Loss

Purebase Ag incurred a net loss of $105,570 for the fiscal quarter ended February 28, 2014 compared to the Company’s a net loss of $415,008 for the fiscal quarter ended February 28, 2015, an increase of almost 300%. The increase in net loss is the result of expenses relating to Purebase Ag’s project development and the subsequent increases in general business expenses relating to the Company’s business, coupled with a lack of revenues to offset these expenses.

Liquidity and Capital Resources

At February 28, 2015, the Company’s cash balance was $4,130 and it had a working capital deficit of ($252,392).  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that the Company’s current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period. The Company has had negative cash flow from operating activities as it has not yet begun to generate revenues from production.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects to commence generating revenues during the next six months but we do not expect revenues from this work to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

As of the end of the quarter, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our fiscal year-end audited financial statements that they have substantial doubt we would be able to continue as a going concern.

Financings

As of the end of the quarter our operations have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

Debt Financing

On December 23, 2014 pursuant to the Reorganization, the Company consolidated $200,000 of notes payable and $1,000,000 in long term debt owed by its subsidiary Purebase Ag.

Issuance of Common Stock

The Company raised proceeds of $250,000 through the sale of 86,000 Units with each Unit consisting of one share of common stock and a warrant to purchase an additional share of common stock to raise capital during the fiscal quarter ended February 28, 2015.

On November 24, 2014 Purebase Ag issued 162,802 Units at a price of $3.00 per Unit with each Unit consisting of one share of its common stock and a warrant to acquire one additional share of its stock at $6.00/share. The Units were sold to 10 investors in a private placement for total proceeds of $490,984 which was used to fund its business operations.

Tabular Disclosure of Contractual Obligations as of February 28, 2015:

Contractual Obligations:
		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,200,000	200,000	$1,000,000	-0-	-0-

Mineral Lease Obligations	951,500	654,500	163,500	$109,000	$24,500

Operating Lease Obligations	18,900	2,700	8,100	$5,400	$2,700

Total	$2,170,400	$857,200	$1,171,600	$114,400	$27,200

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

The Company has incurred a net loss of $415,008 for the three months ended February 28, 2015 and a total accumulated deficit of $1,699,067.

During the quarter ended February 28, 2015 the Company had no recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development and payment of general and administration expenses until revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were currently ineffective in providing reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Company’s Form 8-K filed on December 24, 2014, Purebase Ag and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed on June 23, 2014. The substance of the Complaint involves the alleged misappropriation of confidential information and wrongful interference with mining claims by Defendants pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. A hearing on Defendants’ Motion to Dismiss was held on February 6, 2015 but was not fully concluded due to a separate Motion by the Plaintiffs to disqualify Defendants’ Nevada attorneys which Motion was denied by Order dated March 30, 2015. The Hearing on Defendants’ Motion to Dismiss will resume on April 17, 2015.

ITEM 1A.  RISK FACTORS

As of the end of the quarter, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on March 3, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended February 28, 2015, the Company sold 86,000 units to one investor for total proceeds of $250,000, under a private placement memorandum.  Each unit is comprised of one share of common stock and one warrant to purchase one share at $6.00.  The warrants to purchase 86,000 shares of common stock expire on February 5, 2017. The securities were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. The transaction was conducted in a private manner with one individual on a negotiated basis without any public solicitation. The individual purchased the securities with investment intent. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.

ITEM 5.  OTHER INFORMATION

As previously reported on Form 8-K filed with the SEC on December 24, 2014, on December 23, 2014 the Company entered into and consummated a Plan and Agreement of Reorganization between the Company and Purebase Ag (f.k.a. Purebase, Inc.), and certain stockholders of Purebase Ag (the “Reorganization”) pursuant to which Purebase Ag became a majority-owned subsidiary of the Company. Purebase Ag owns various mining claims and intellectual property relevant to the minerals to be developed by the Company.

As previously reported on Form 8-K filed with the SEC on January 12, 2015, the Company filed a Certificate of Amendment with the Nevada Secretary of State effective as of January 12, 2015 changing the Company’s name from “Port of Call Online, Inc.” to “PureBase Corporation”. Effective as of January 12, 2015 the Company’s OTCBB symbol changed from “POCO” to “PUBC”. The Company also determined to change its fiscal year from a fiscal year ending December 31 to a fiscal year ending November 30.

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

PUREBASE CORPORATION

Dated: April 16, 2015	/s/ Scott Dockter
A.Scott Dockter
Chief Executive Officer

Dated: April 16, 2015	/s/ Amy Clemens
Amy Clemens
Chief Financial Officer