Form 10-Q
period 2015-05-31
PureBase Corp
filed 2015-07-15
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

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

Indicate the number of shares outstanding of the issuer’s common stock, as of June 30, 2015 was 140,845,560.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2015	November 30, 2014
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$8,387	$171,720
Prepaid expenses and other assets	-	9,939
Due from related parties	74,002	60,499
Advances to officer	4,816	28,000
Total current assets	87,205	270,158

Property and Equipment
Property and Equipment	35,152	35,152
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(22,415)	(16,393)
Total Property and Equipment	37,798	43,820

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on mineral rights	50,000	-

Total Assets	$375,003	$513,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$55,462	$58,692
Accrued Liabilities	25,584	48,361
Notes Payable Current	1,200,000	200,000
Total Current Liabilities	1,281,046,	307,053
Long Term Debt	-	1,000,000
Total Liabilities	$1,281,046	$1,307,053

Stockholders’ Equity (Deficit)
Common stock $0.001 par value,520,000,000 shares authorized 140,807,116 and 91,635,604 shares issued and outstanding	70,404	45,818
Additional paid in capital	1,116,290	445,166
Accumulated deficit	(2,092,737)	(1,284,059)

Total Stockholders’ Equity (Deficit)	(906,043)	(793,075)

Total Liabilities and Equity	$375,003	$513,978

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS
ENDED MAY 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended May 31,	Three Months Ended May 31,	Six Months Ended May 31,	Six Months Ended May 31,
	2015	2014	2015	2014

Revenue
Cost of Sales	$-	$-	$-	$-
Gross Profit	-	-	-	-

Operating expenses:
General and administrative	$265,654	$63,932	$507,307	$159,559
Exploration and mining expenses	107,485	1,197	253,670	1,197
Depreciation and amortization	3,011	3,011	6,022	6,022
Total Operating Expense	376,150	68,140	766,999	166,778

Other Expenses
Other Expenses	2,693	-	12,908	-
Interest Expense	12,377	8,794	24,721	15,726
Income Tax Expense	2,450	-	4,050	-
Total Other Expenses	17,520	8,794	41,679	15,726

Net Income (Loss)	$(393,670)	$(76,934)	$(808,678)	$(182,504)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	140,694,163	91,321,987	134,174,612	91,316,059

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Deficit	Total Stockholder’
	Shares *	Amount	Capital	Accumulated	Equity

Balance, November 30, 2014	91,635,604	$45,818	$445,166	$(1,284,059)	$(793,075)

Recapitalization	48,800,000	$24,400	$(27,900)	$-	$(3,500)

Issuance of units for cash (86,000 units @$2.907)	172,000	$86	$249,914	$-	$250,000

Issuance of Units for cash (99,756 units @ $4.50)	199,512	100	449,110	-	449,210

Net loss	-	$-	$-	$(808,678)	$(808,678)

Balance, May 31, 2015	$140,807,116	$70,404	$1,116,290	$(2,092,737)	$(906,043)

* The number of shares outstanding retroactively reflects a 2-for-1 stock split that occurred on June 15, 2015.

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2015 AND 2014
(UNAUDITED)

	Six Months Ended May 31, 2015	Six Months Ended May 31, 2014

Operating activities:
Net loss	$(808,678)	$(182,504)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	6,022	6,022
Effect of changes in:
Prepaid expenses and other current assets	9,939	(3,650)
Accounts payable and accrued expenses	41,297	99,790
Net cash used in operating activities	(751,420)	(80,342)

Investing Activities:
Purchase of property and equipment	-	-
Deposit on mineral rights	(50,000)	-
Repayment of Advances to officers	12,879	-
Net cash used in investing activities	(37,121)	-

Financing activities:
Proceeds from sale of equity units	699,210	53,100
Proceeds from notes payable	-	-
Advances to/from related parties	(74,002)	35,550
Net cash provided by financing activities	625,208	88,650

Net change in cash	(163,333)	8,308
Cash, beginning of period	171,720	-
Cash, end of period	$8,387	$8,308

Supplemental cash flow information:
Interest paid in cash	$12,344	$8,794
Income taxes paid in cash	$4,050	$-

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MAY 31, 2015

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

Reverse Merger and Business Combinations

On December 23, 2014 Port of Call Online, Inc. (now Purebase Corporation), an entity without any business or operating activities, entered into an agreement under which it would issue 91,635,604(post- split) shares of unregistered shares of common stock in exchange for 100% equity interest in Purebase, Inc., making Purebase, Inc. a wholly owned subsidiary of Purebase Corporation. This voluntary share exchange transaction resulted in the shareholders of Purebase, Inc. obtaining a majority voting interest in Purebase Corporation.

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

On November 24, 2014, Purebase, Inc. acquired 100% ownership of US Agricultural Minerals, LLC, a Nevada limited liability company (“USAM”) that was under common majority ownership. Purebase, Inc. issued 230,000 (post-split) shares of common stock for 100% of the membership interests of USAM. USAM has developed certain intellectual property applicable to making cement and other products of interest to Purebase, Inc. Specifically, USAM has done extensive research and testing of the Potassium Sulfate deposit, Lignite deposit and the Pozzolan deposits for agricultural applications and use as a high grade SCM.  Given that Purebase, Inc. and USAM shared the same majority ownership during 2013 and through the acquisition by Purebase, Inc. on November 24, 2014, the results of operations of USAM are combined with Purebase, Inc. as if the acquisition had occurred in April 2013, when the business commenced operations in accordance with FASB ASC 805-50-45.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC (“USAM”), collectively referred to as the “Company”.  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at May 31, 2015 and the consolidated results of operations and cash flows of the Company for the three months and six months ended May 28, 2015 and 2014.  Operating results for the three months and six months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended November 30, 2014 filed on Form 8-K on December 24, 2014.

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants.  The outstanding warrants have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect.

The number of shares outstanding retroactively reflects a 2-for-1 stock split that occurred on June 15, 2015.

PureBase Corp.
Notes to Unaudited Financial Statements

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

Snow White Mine located San Bernardino County, CA - Deposit
On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation

PureBase Corp.
Notes to Unaudited Financial Statements

Plan has been approved by San Bernardino County and the US Bureau of Land Management (“BLM”).   An initial deposit of $50,000 was paid to escrow, and the agreement requires the payment of an additional $600,000 at the end of the escrow period, as defined as 45 days from November 28, 2014.  The parties agreed to extend the payment of the additional $600,000 until August 31, 2015.  The $50,000 deposit may be forfeited to the seller in certain circumstances, if the agreement is terminated. The mining claims require a minimum royalty payment of $3,500 per year.

Note 4 Notes Payable

On April 8, 2013, USAM issued a $1,000,000 promissory note to an unaffiliated third party. This note was assumed by Purebase, Inc. on November 24, 2014 in connection with the acquisition of USAM by Purebase, Inc.  The note bears simple interest at an annual rate of 5% and the principal and accrued interest are payable on May 1, 2016.  Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at May 31, 2015 and November 30, 2014, respectively.

On August 31, 2014, Purebase issued a promissory note in the amount of $200,000 for general working capital needs. The note bears interest of 5% per annum with the principal and accrued interest due on October 31, 2014.  This note is still outstanding and the Company is negotiating new terms.

Note 5 Commitments and Contingencies

Purebase, Inc. and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase, Inc. and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants. A Hearing on Defendants’ Motion to Dismiss was held on April 17, 2015 at which time the Defendants’ Motion was denied. In addition, the Plaintiffs were allowed 60 days to amend their Complaint. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint.

The Company’s different properties require the payment of certain amounts per year (see Note 3).

Note 6 Shareholders’ Equity

During the quarter ended February 28, 2015, the Company sold 86,000 units for total proceeds of $250,000, under a private placement memorandum.  Each unit is comprised of two (post-split) shares of common stock and one warrant to purchase two (post-split) shares at $3.00 per share.  The warrants to purchase 172,000 shares of common stock expire on February 5, 2017.

During the quarter ended May 31, 2015, the Company sold 99,756 units for a total proceeds of $449,210, under a private placement memorandum.  Each unit is comprised of two shares (post-split) of common

PureBase Corp.
Notes to Unaudited Financial Statements

shares and one warrant to purchase two shares at $2.25 per share.  The warrants to purchase 199,512 shares of common stock expire on April 20, 2017.

Note 7 Related Party Transactions

The Company paid rent of $8,000 and $2,838 to Optec Solutions during the three months ended May 31, 2015 and 2014, respectively and $32,489 and $2,838 for the six months ended May 31, 2015 and 2014, respectively.  Amy Clemens, the CFO of the Company is part owner of Optec Solutions.

During the six months ended May 31, 2014, the Company repaid $35,550 of advances GrowWest Corporation had made to the Company. GrowWest is a company owned by John Bremer, who is a Director and stockholder of the Company.  The balance of the advances was $0 at May31, 2015 and November 30, 2014.

Purebase Ag paid consulting fees to Baystreet Capital Corp. to provide investor relations and other services as requested by the Company and/or Purebase Ag. Todd Gauer is a principal of Baystreet Capital and is a shareholder of the Company and former officer and director of Purebase Ag. The Company did not pay Baystreet Capital any consulting fees during the three months ended May 31, 2015 and 2014 respectively, and paid $30,000 and $-0- for the six months ended May 31, 2015 and 2014, respectively.

Purebase Ag paid consulting fees to JAAM Capital Corp. to provide business development and marketing services as requested by the Company and/or Purebase Ag. Kevin Wright is a principal of JAAM Capital and is a shareholder of the Company and a former officer and director of Purebase Ag.  The Company did not pay JAAM any consulting fees during the three months ended May 31, 2015 and 2014 respectively, and paid $10,000 and $-0- for the six months ended May 31, 2015 and 2014, respectively.

During the three and six months ended May 31, 2015, the Company paid consulting fees totaling $16,000 and $44,200 to its CFO, and $29,000 and $59,000 to its CEO, respectively.  During the three and six months ended May 31, 2014, Purebase Ag paid consulting fees totaling $19,500 and $19,500 to its CFO, and $-0- and $75,000 to its CEO, respectively. Balance owed to the CFO was $5,000 and $8,000 at May 31, 2015 and November 30, 2014, respectively. Balance owed to the CEO was $-0- and $11,975 at May 31, 2015 and November 30, 2014, respectively.

The Company entered into a Contract Mining Agreement with US Mine Corp, a company owned by the majority stockholders of the Company, pursuant to which US Mine Corp will provide various technical evaluations and mine development services to the Company.  Services totaling $97,623 and $0 were rendered by US Mine Corp for the three months ended May 31, 2015 and 2014, respectively. Services totaling $169,382 and $0 were rendered by US Mine Corp for the six months ended May 31, 2015 and 2014, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. IN ADDITION, MATERIAL EVENTS DESCRIBED BELOW UNDER “OTHER INFORMATION” OCCURRING AFTER THE QUARTER ENDED MAY 31, 2015 WILL HAVE A MATERIAL IMPACT ON THE COMPANY’S FUTURE BUSINESS.

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

Current Plan of Operations

PureBase Corp. (“the Company, “we” or “us”), is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. The Company’s business plan is to define, acquire and commercially develop world-class industrial and natural mineral deposits to be sold in the industrial and agricultural market sectors.

Results of Operation

We have included a discussion and analysis of the Company’s current operations as compared to previous operations of Purebase Agricultural, Inc. (“Purebase Ag”) which represents a substantial part of the Company’s current operations rather than the Company’s former operations as a “shell company” with minimal operations, as it is more relevant to the reader. The Company’s Reorganization transaction occurred on December 23, 2014. Due to the change in management and the Reorganization, the Company is no longer a “shell company” and its business is no longer providing web-based services to boaters but is now pursuing a business in the natural resources sector. Our financial reporting commences as of April, 2013, which is when the Company’s wholly-owned subsidiary, Purebase Ag (f.k.a. Purebase, Inc.)  initiated the Company's current mineral projects acquisitions and development business. Consequently, the results of operation for the current fiscal quarter represent the consolidated operations of the Company and its subsidiary Purebase Ag while the results of operations for the same quarter in 2014 reflect the independent operations of Purebase Ag (prior to the Reorganization with the Company).

As a further result of the Reorganization transaction, the Company changed its fiscal year from ending December 31 to ending November 30 to adopt the same fiscal year end as Purebase Ag.

Overview

During the current fiscal quarter ended May 31, 2015, the Company generated no revenues. Total assets increased from $339,755 as of February 28, 2015 to $375,003 as of May 31, 2015. Total liabilities decreased from $1,301,338 at February 28, 2015 to $1,281,046 at May 31, 2015 reflecting a decrease in accounts payable.

Results of Operations for the fiscal quarter ended May 31, 2015 compared to the quarter ended May 31, 2014

The Company’s operating results for the quarters ended May 31, 2015 and 2014 are summarized as follows:
	Quarter Ended	Quarter Ended
	5/31/15	5/31/14
Revenue	$0	$0
Operating Expenses	$376,150	$68,140
Net Loss	$(393,670)	$(76,934)

Revenue

Since inception neither the Company nor its subsidiary Purebase Agricultural, Inc. generated any revenue from operations.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal quarter ended May 31, 2015 were $376,150 compared to $68,140 of expenses incurred for the fiscal quarter ended May 31, 2014. This increase is attributed to the significant increase in business operations relating to the acquisition and development of mineral resource projects. Exploration and mining start-up costs for the fiscal quarter ended May 31, 2015 were $107,485 compared to $1,197 of such expenses incurred during the same quarter in 2014. The increase in exploration and mining expenses is the result of higher Phase 1 development costs at the Preference Rights Lease site in Esmeralda County, NV in 2015.

General and administrative costs for the Company for the three months ended May 31, 2015 were $265,654 and the general and administrative costs of Purebase Ag for the same period in 2014 were $63,932. The increase in general and administrative expenses is attributed to the significant increase in the evaluation, acquisition and development of several mineral resource projects, product development and hiring of additional staff. Included in the G&A expenses are professional fees for the fiscal quarter ended May 31, 2015 which were $173,983 compared to professional fees of $0 for the same quarter in 2014. The increase in professional fees is attributed to the increase in legal and accounting expenses related to operating as a publicly reporting company and additional legal, accounting and consulting costs associated with the expansion of the Company's business.

The Company’s interest expense increased to $12,377 for the quarter ended May 31, 2015 compared to $8,794 for the fiscal quarter ended May 31, 2014. The increase was due to the significant increase in servicing costs, including accrued interest, associated with the consolidated debt financing incurred by Purebase Ag of $1.2 million.

Net Loss

Purebase Ag incurred a net loss of $76,934 for the fiscal quarter ended May 31, 2014 compared to the Company’s a net loss of $393,670 for the fiscal quarter ended May 31, 2015, an increase of almost$316,736. The increase in net loss is the result of expenses relating to Purebase Ag’s project development and the subsequent increases in general business expenses relating to the Company’s increased business activities, coupled with a lack of revenues to offset these expenses.

Results of Operations for the six month period ended May 31, 2015 compared to the six month period ended May 31, 2014

The Company’s operating results for the six month period ended May 31, 2015 and 2014 are summarized as follows:
	Six Months Ended	Six Months Ended
	5/31/15	5/31/14
Revenue	$0	$0
Operating Expenses	$766,999	$166,778
Net Loss	$(808,678)	$(182,504)

Revenue

Since inception neither the Company nor its subsidiary Purebase Agricultural, Inc. generated any revenue from operations.

Operating Costs and Expenses

Total operating expenses for the Company for the six months ended May 31, 2015 were $766,999 compared to $166,778 of expenses incurred for the same period ended May 31, 2014. This increase is attributed to the significant increase in business operations relating to the acquisition and development of mineral resource projects and establishing the Company’s business. Exploration and mining expense for the six months ended May 31, 2015 were $253,670 compared to $1,197 of such expenses incurred during the same period in 2014. The increase in exploration and mining costs is the result of higher Phase 1 development costs at the Preference Rights Lease site in Esmeralda County, NV in 2015 and costs due to the beginning stages of development at the Long Valley Pozzolan Project during late 2014.

General and administrative costs for the Company for the six months ended May 31, 2015 were $507,307 and the general and administrative costs of Purebase Ag for the same period in 2014 were $159,559. The increase in general and administrative expenses is attributed to the significant increase in the evaluation, acquisition and development of several mineral resource projects, expanding the Company’s business activities and hiring of additional staff. Included in the G&A expenses are professional fees for the six months ended May 31, 2015 which were $303,960 compared to professional fees of $4,099 for the same period in 2014. The increase in professional fees is attributed to the increase in legal and accounting expenses related to operating as a publicly reporting company and additional legal, accounting and consulting costs associated with the expansion of the Company's business.

The Company’s interest expense increased to $24,721 for the six months ended May 31, 2015 compared to $15,726 for the six months May 31, 2014. The increase was due to the significant increase in servicing costs, including accrued interest, associated with the consolidated debt financing incurred by Purebase Ag of $1.2 million.

Net Loss

Purebase Ag incurred a net loss of $182,504 for the six months ended May 31, 2014 compared to the Company’s a net loss of $808,678 for the same period ended May 31, 2015, an increase of $626,174. The increase in net loss is the result of expenses relating to the Company’s project development and the subsequent increases in general business expenses relating to the Company’s increased business activity, coupled with a lack of revenues to offset these expenses.

Liquidity and Capital Resources

At May 31, 2015, the Company’s cash balance was $8,387 and it had a working capital deficit of ($1,193,841).  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that the Company’s current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period. The Company has had negative cash flow from operating activities as it has not yet begun to generate revenues from production.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects to commence generating revenues during the next three months but we do not expect revenues from this work to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

Issuance of Common Stock

During the first fiscal quarter the Company raised proceeds of $250,000 through the sale of 86,000 Units with each Unit consisting of two share of (post-split) common stock and a warrant to purchase two additional shares of (post-split) common stock at $3.00/share to raise capital.

During the second fiscal quarter the Company raised proceeds of $449,210 through the sale of 99,756 Units with each Unit consisting of two share of (post-split) common stock and a warrant to purchase two additional shares of (post-split) common stock at $2.25/share to raise capital.

Tabular Disclosure of Contractual Obligations as of May 31, 2015:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,200,000	1,200,000	-0-	-0-	-0-

Mineral Lease Obligations	951,500	654,500	163,500	$109,000	$24,500

Operating Lease Obligations	18,900	2,700	8,100	$5,400	$2,700

Total	$2,170,400	$1,857,200	$171,600	$114,400	$27,200

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

The Company has incurred a net loss of $393,670 for the three months ended May 31, 2015 and a total accumulated deficit to date of $2,092,737.

During the quarter ended May 31, 2015 the Company had no recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development and payment of general and administration expenses until revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s Chief Executive Officer, and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were currently ineffective in providing reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Purebase Ag and US Agricultural Minerals, LLC (“USAM”) along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants. A hearing on the Motion to Dismiss was held on February 6, 2015 but was not fully concluded. A separate Motion by the Plaintiffs to disqualify Defendants’ Nevada attorneys was denied by Order dated March 30, 2015. The Parties reconvened the Hearing on the Motion to Dismiss on April 17, 2015. As a result of the second Hearing, by Order dated May 7, 2015 the Defendants’ Motion to Dismiss was denied. However, the Complaint was deemed deficient and the Plaintiffs were given 60 days in which to file one amended Complaint. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint.

ITEM 1A.  RISK FACTORS

As of the end of the quarter, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on March 3, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended May 31, 2015, the Company sold 99,756 Units to four investors for total proceeds of $449,210, pursuant to a private placement memorandum.  Each Unit is comprised of two shares of (post-split) common stock and one warrant to purchase two shares of (post-split) common stock at $2.25 per share.  The warrants to purchase shares of common stock expire 24 months from the date of issue. The securities were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The transaction was conducted in a private manner without any public solicitation. The individuals purchased the securities with investment intent. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.

ITEM 5.  OTHER INFORMATION

As previously reported on Form 8-K filed with the SEC, on June 16, 2015, the Company filed a Certificate of Change with the Nevada Secretary of State effective as of June 15, 2015 splitting the Company’s outstanding common shares on a 2-for-1 basis. As a result, as of June 15, 2015 the total shares of the Company’s common stock outstanding increased from 70,422,780 to 140,845,560. The Company’s authorized shares of common stock remained unchanged at 520,000,000.  The Company’s authorized shares of preferred stock also remained unchanged at 10,000,000.

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report:

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officerpursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

Dated: July 14, 2015	/s/ Scott Dockter
A.Scott Dockter
Chief Executive Officer

Dated: July 14, 2015	/s/ Amy Clemens
Amy Clemens
Chief Financial Officer