Form 10-Q
period 2015-08-31
PureBase Corp
filed 2015-10-15
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of September 30, 2015 was 141,089,517.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2015	November 30, 2014
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$17,281	$171,720
Prepaid expenses and other assets	-	9,939
Due from related parties	65,654	60,499
Advances to officer	17,354	28,000
Total current assets	100,289	270,158

Property and Equipment
Property and Equipment	35,152	35,152
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(25,426)	(16,393)
Total Property and Equipment	34,787	43,820

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on mineral rights	50,000	-

Total Assets	$385,076	$513,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$134,423	$58,692
Accrued Liabilities	47,881	48,361
Notes Payable Current	1,300,000	200,000
Total Current Liabilities	1,482,304	307,053
Long Term Debt	-	1,000,000
Total Liabilities	$1,482,304	$1,307,053

Stockholders’ Equity (Deficit)
Common stock $0.001 par value,520,000,000 shares authorized 140,851,560 and 91,635,604 shares issued and outstanding	70,448	45,818
Additional paid in capital	1,216,246	445,166
Accumulated deficit	(2,383,922)	(1,284,059)
Total Stockholders’ Equity (Deficit)	(1,097,228)	(793,075)

Total Liabilities and Equity	$385,076	$513,978

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS
ENDED AUGUST 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended August 31,	Three Months Ended August 31,	Nine MonthsEnded August 31,	Nine Months Ended August 31,
	2015	2014	2015	2014

Revenue
Cost of Sales	$-	$-	$-	$-
Gross Profit	-	-	-	-

Operating expenses:
General and administrative	$201,338	$49,076	$708,645	$208,635
Exploration and mining expenses	69,794	3,445	323,464	4,642
Depreciation and amortization	3,011	3,011	9,033	9,033
Total Operating Expense	274,143	55,532	1,041,142	222,310

Other Expenses
Other Expenses	2,907	-	15,815	-
Interest Expense	12,461	10,082	37,182	25,808
Income Tax Expense	1.674	-	5,724	-
Total Other Expenses	17,042	10,082	58,721	25,808

Net Income (Loss)	$(291,185)	$(65,614)	$(1,099,863)	$(248,118)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	140,851,077	91,344,462	134,416,345	91,325,596

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Deficit	Total Stockholder’
	Shares *	Amount	Capital	Accumulated	Equity

Balance, November 30, 2014	91,635,604	$45,818	$445,166	$(1,284,059)	$(793,075)

Recapitalization	48,800,000	$24,400	$(27,900)	$-	$(3,500)

Issuance of Units for cash (172,000shares @ $1.4535)	172,000	$86	$249,914	$-	$250,000

Issuance of Units for cash (199,512 shares @ $2.25)	199,512	100	449,110	-	449,210

Issuance of Units for cash (44,444 shares @ $2.25)	44,444	44	99,956	-	100,000

Net loss	-	$-	$-	$(1,099,863)	$(1,099,863)

Balance, August 31, 2015	$140,851,560	$70,448	$1,216,246	$(2,383,922)	$(1,097,228)

* The number of shares outstanding retroactively reflects a 2-for-1 split that occurred on June 15, 2015.

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2015 AND 2014
(UNAUDITED)

	Nine Months Ended August 31, 2015	Nine Months Ended August 31,2014

Operating activities:
Net loss	$(1,099,863)	$(248,118)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	9,033	9,033
Effect of changes in:
Prepaid expenses and other current assets	9,939	-
Accounts payable and accrued expenses	91,751	15,865
Net cash used in operating activities	(989,140)	(223,220)

Investing Activities:
Purchase of property and equipment	-	-
Deposit on mineral rights	(50,000)	-
Advances to officers	(9,354)	-
Advance to Related Party	(5,155)	-
Net cash used in investing activities	(64,509)	-

Financing activities:
Proceeds from sale of equity units	799,210	83,600
Proceeds from notes payable	100,000	145,409
Advances to/from related parties	-	-
Net cash provided by financing activities	899,210	229,009

Net change in cash	(154,439)	5,789

Cash, beginning of period	171,720	-
Cash, end of period	$17,281	$5,789

Supplemental cash flow information:
Interest paid in cash	$12,344	$8,794
Income taxes paid in cash	$5,724	$-

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2015

Note 1  Nature of Business

Business Overview

PureBase Corporation (f/k/a Port of Call Online, Inc.) (the “Company”), was incorporated in the State of Nevada on March 2, 2010 to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014 the Company changed its business focus to an exploration, mining and product marketing company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of the Company is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to contract for mine development and operations services to its mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, white silica and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

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

Note 2  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC (“USAM”), collectively referred to as the “Company”.  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), which in the opinion of management, are necessary to present fairly the consolidated financial position at August 31, 2015 and the consolidated results of operations and cash flows of the Company for the three months and nine months ended August 31, 2015 and 2014.  Operating results for the three months and nine months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ended November 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended November 30, 2014 filed on Form 8-K on December 24, 2014.

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

Snow White Mine located San Bernardino County, CA - Deposit
On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization, on December 1,
2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White

PureBase Corp.
Notes to Unaudited Financial Statements

Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management (“BLM”).   An initial deposit of $50,000 was paid to escrow, and the agreement requires the payment of an additional $600,000 at the end of the escrow period, as defined as 45 days from November 28, 2014. As of August 31, 2015 the seller has not yet received a clear title to the property and a fully permitted project, both of which are conditions to closing. In light of the foregoing, the parties have agreed to extend the closing and payment of the additional $600,000 until such time as the above referenced conditions can be satisfied.  The $50,000 deposit may be forfeited to the seller in certain circumstances, if the agreement is terminated. The mining claims require a minimum royalty payment of $3,500 per year.

Note 4  Notes Payable

On April 8, 2013, USAM issued a $1,000,000 promissory note to an unaffiliated third party. This note was assumed by Purebase, Inc. on November 24, 2014 in connection with the acquisition of USAM by Purebase, Inc.  The note bears simple interest at an annual rate of 5% and the principal and accrued interest are payable on May 1, 2016.  Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at August 31, 2015 and November 30, 2014, respectively.

On August 31, 2014, Purebase issued a promissory note in the amount of $200,000 for general working capital needs. The note bears interest of 5% per annum with the principal and accrued interest due on October 31, 2014.  This note is still outstanding and the Company is negotiating new terms.

On July 13, 2015 the Company issued a promissory note to in the amount of $100,000 for general working capital needs. The note bears interest of 6% per annum with the principal and accrued interest due on January 13, 2016.

Note 5  Commitments and Contingencies

Purebase, Inc. and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase, Inc. and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants. A Hearing on Defendants’ Motion to Dismiss was held on April 17, 2015 at which time the Defendants’ Motion was denied. In addition, the Plaintiffs were allowed 60 days to amend their Complaint. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral argument on the Defendants’ Motion to Dismiss is scheduled for December 17, 2015.

The Company’s different properties require the payment of certain amounts per year (see Note 3).

PureBase Corp.
Notes to Unaudited Financial Statements

Note 6  Shareholders’ Equity

During the quarter ended February 28, 2015, the Company sold 172,000 units for total proceeds of $250,000, under a private placement memorandum.  Each unit is comprised of one (post-split) share of common stock and one warrant to purchase one (post-split) share at $1.4535 per share.  The warrants to purchase 172,000 shares of common stock expire on February 5, 2017.

During the quarter ended May 31, 2015, the Company sold 99,756 units for a total proceeds of $449,210, under a private placement memorandum.  Each unit is comprised of two shares (post-split) of common shares and one warrant to purchase two shares at $2.25 per share.  The warrants to purchase 199,512 shares of common stock expire on April 20, 2017.

During the quarter ended August 31, 2015, the Company sold 44,444 units for a total proceeds of $100,000, under a private placement memorandum.  Each unit is comprised of one share (post-split) of common shares and one warrant to purchase one shares at $2.25 per share.  The warrants to purchase 44,444 shares of common stock expire on April 20, 2017.

Note 7  Related Party Transactions

The Company paid rent of $7,500 and $6,302 to Optec Solutions during the three months ended August 31, 2015 and 2014, respectively and $21,000 and $12,111 for the nine months ended August 31, 2015 and 2014, respectively.  Amy Clemens, the CFO of the Company is part owner of Optec Solutions.

Purebase Ag paid consulting fees to Baystreet Capital Corp. to provide investor relations and other services as requested by the Company and/or Purebase Ag. Todd Gauer is a principal of Baystreet Capital and is a shareholder of the Company and former officer and director of Purebase Ag. The Company did not pay Baystreet Capital any consulting fees during the three months ended August 31, 2015 and 2014 respectively, and paid $30,000 and $-0- for the nine months ended August 31, 2015 and 2014, respectively.

Purebase Ag paid consulting fees to JAAM Capital Corp. to provide business development and marketing services as requested by the Company and/or Purebase Ag. Kevin Wright is a principal of JAAM Capital and is a shareholder of the Company and a former officer and director of Purebase Ag.  The Company did not pay JAAM any consulting fees during the three months ended August 31, 2015 and 2014 respectively, and paid $10,000 and $-0- for the nine months ended August 31, 2015 and 2014, respectively.

PureBase Corp.
Notes to Unaudited Financial Statements

During the three and nine months ended August 31, 2015, the Company paid consulting fees totaling $18,000 and $62,200 to its CFO, and $36,500 and $95,500 to its CEO, respectively.  During the three and nine months ended August 31, 2014, Purebase Ag paid consulting fees totaling $8,500 and $28,000 to its CFO, and $-0- and $75,000 to its CEO, respectively. Balance owed to the CFO was $12,000 and $8,000 at August 31, 2015 and November 30, 2014, respectively. The balance owed to the CEO was $19,000 and $11,975 at August 31, 2015 and November 30, 2014, respectively.

U.S. Mine Corp., an entity owned by the majority stockholders of the Company, paid expenses on behalf of the Company.  The Company reimbursed U.S. Mine Corp. for these expenses.  Reimbursements in excess of the expenses paid by U.S. Mine Corp. amounted to $65,654 and $60,499 at August 31, 2015 and November 30, 2014, respectively.

On July 13, 2015, Purebase issued a promissory note in the principal amount of $100,000 to Bayshore Capital. Todd Gauer is a principal of Bayshore Capital.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. IN ADDITION, MATERIAL EVENTS DESCRIBED BELOW UNDER “OTHER INFORMATION” OCCURRING AFTER THE QUARTER ENDING AUGUST 31, 2015 WILL HAVE A MATERIAL IMPACT ON THE COMPANY’S FUTURE BUSINESS.

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

Current Plan of Operations

PureBase Corp. (“the Company, “we” or “us”), is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, white silica and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

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

Overview

During the current fiscal quarter ended August 31, 2015, the Company generated no revenues. Total assets increased from $375,003 as of May 31, 2015 to $385,076 as of August 31, 2015. Total liabilities increased from $1,281,046 at May 31, 2015 to $1,482,304 at August 31, 2015 reflecting an increase in current liabilities.

Results of Operations for the fiscal quarter ended August 31, 2015 compared to the quarter ended August 31, 2014

The Company’s operating results for the quarters ended August 31, 2015 and 2014 are summarized as follows:
	Quarter Ended	Quarter Ended
	8/31/15	8/31/14

Revenue	$0	$0
Operating Expenses	$274,143	$55,532
Net Loss	$(291,185)	$(65,614)

Revenue

Since inception neither the Company nor its subsidiary Purebase Agricultural, Inc. generated any revenue from operations.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal quarter ended August 31, 2015 were $274,143 compared to $55,532 of expenses incurred for the fiscal quarter ended August 31, 2014. This increase is attributed to the significant increase in business operations relating to the acquisition and development of mineral resource projects. Exploration and mining start-up costs for the fiscal quarter ended August 31, 2015 were $69,794 compared to $3,445 of such expenses incurred during the same quarter in 2014. The increase in exploration and mining expenses is the result of higher Phase 1 development costs at the Preference Rights Lease site in Esmeralda County, NV in 2015.The Company also incurred expenses related to product development and marketing.

General and administrative costs for the Company for the three months ended August 31, 2015 were $201,338 and the general and administrative costs of Purebase Ag (the Company’s predecessor) for the same period in 2014 were $49,076. The increase in general and administrative expenses is attributed to the significant increase in the evaluation, acquisition and development of several mineral resource projects, product development and hiring of additional staff. Included in the G&A expenses are professional fees for the fiscal quarter ended August 31, 2015 which were $92,472 compared to professional fees of $8,000 for the same quarter in 2014. The increase in professional fees is attributed to the increase in legal and accounting expenses related to operating as a publicly reporting company and additional legal, accounting and consulting costs associated with the expansion of the Company's business.

The Company’s interest expense increased to $12,461 for the quarter ended August 31, 2015 compared to $10,082 for the fiscal quarter ended August 31, 2014. The increase was due to the increase in servicing costs, including accrued interest, associated with the consolidated debt financing incurred by Purebase Ag of $1.2 million.

On December 1, 2014 the Company was assigned the right to purchase the Snow White Mine located in San Bernardino, CA. for a total purchase price of $650,000. $50,000 has been paid into escrow with the balance to be paid upon the satisfaction of certain conditions including seller’s delivery of a clear title to the property and a fully permitted project. As of August 31, 2015 the seller has not yet satisfied these conditions to closing. In light of the foregoing, the parties have agreed to extend the closing and payment of the additional $600,000 until such time as the above referenced conditions can be satisfied which is expected by the end of the 2015.

Net Loss

Purebase Ag incurred a net loss of $65,614 for the fiscal quarter ended August 31, 2014 compared to the Company’s a net loss of $291,185 for the fiscal quarter ended August 31, 2015, an increase of over$225,000. The increase in net loss is the result of expenses relating to Purebase Ag’s project development and the subsequent increases in general business expenses relating to the Company’s increased business activities, coupled with a lack of revenues to offset these expenses.

Results of Operations for the nine month period ended August 31, 2015 compared to the nine month period ended August 31, 2014

The Company’s operating results for the nine month period ended August 31, 2015 and 2014 are summarized as follows:
	Nine Month Ended	Nine Months Ended
	8/31/15	8/31/14

Revenue	$0	$0
Operating Expenses	$1,041,142	$222,310
Net Loss	$(1,099,863)	$(248,118)

Revenue

Since inception neither the Company nor its subsidiary Purebase Agricultural, Inc. generated any revenue from operations.

Operating Costs and Expenses

Total operating expenses for the Company for the nine months ended August 31, 2015 were $1,041,142 compared to $222,310 of expenses incurred for the same period ended August 31, 2014. This increase is attributed to the significant increase in business operations relating to the acquisition and development of mineral resource projects and establishing the Company’s business. Exploration and mining expense for the nine months ended August 31, 2015 were $323,464 compared to $4,642 of such expenses incurred during the same period in 2014. The increase in exploration and mining costs is the result of higher Phase 1 development costs at the Preference Rights Lease site in Esmeralda County, NV in 2015 and costs due to the beginning stages of development at the Long Valley Pozzolan Project during late 2014.

General and administrative costs for the Company for the nine months ended August 31, 2015 were $708,645 and the general and administrative costs of Purebase Ag for the same period in 2014 were $208,635. The increase in general and administrative expenses is attributed to the significant increase in the evaluation, acquisition and development of several mineral resource projects, expanding the Company’s business activities and hiring of additional staff. Included in the G&A expenses are professional fees for the nine months ended August 31, 2015 which were $396,432 compared to professional fees of $10,276 for the same period in 2014. The increase in professional fees is attributed to the increase in legal and accounting expenses related to operating as a publicly reporting company and additional legal, accounting and consulting costs associated with the expansion of the Company's business. Subsequent to the fiscal quarter ended August 31, 2015, on September 25, 2015 the Company filed a Form 8-A to register its common stock under the Securities and Exchange Act of 1934. This 1934 Act registration is expected to increase the Company’s compliance costs going forward.

The Company’s interest expense increased to $37,182 for the nine months ended August 31, 2015 compared to $25,808 for the nine months ended August 31, 2014. The increase was due to the increase in servicing costs, including accrued interest, associated with the consolidated debt financing incurred by Purebase Ag of $1.2 million and an additional loan of $100,000 made to the Company.

Net Loss

Purebase Ag incurred a net loss of $248,118 for the nine months ended August 31, 2014 compared to the Company’s a net loss of $1,099,863 for the same period ended August 31, 2015, an increase of $851,745. The increase in net loss is the result of expenses relating to the Company’s project development and the subsequent increases in general business expenses relating to the Company’s increased business activity, coupled with a lack of revenues to offset these expenses.

Liquidity and Capital Resources

At August 31, 2015, the Company’s cash balance was $17,281 and it had a working capital deficit of ($1,382,015).  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that the Company’s current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period. The Company has had negative cash flow from operating activities as it has not yet begun to generate revenues from production or product sales.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

In this regard on September 28, 2015 the Company signed a Placement Agent and Advisory Service Agreement with Monarch Bay Securities, LLC located in Newport Beach, CA (“Monarch Bay”). Pursuant to this Agreement, Monarch Bay will serve as the Company’s exclusive agent and advisor relating to financing transactions and capital raising activities. The Agreement is for a term of one year however the Company can terminate the Agreement upon 45 days written notice.

We expect further exploration and development of our current or future mining projects to commence generating revenues during the next three months and we expect revenues from wholesale and retail sales of minerals for agricultural uses (in particular agricultural supplements) to commence by the end of the fiscal year. However we do not expect revenues from these products to cover our entire current operating expenses which we expect will increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

As of the end of the quarter, we have not attained profitable operations and are dependent upon obtaining additional financing to sustain our business activities. For these reasons our auditors stated in their report on our fiscal year-end audited financial statements that they have substantial doubt we would be able to continue as a going concern.

Financings

As of the end of the quarter our operations have been funded by equity investment. All of our equity funding has come from private placements of our securities.

Debt Financing

On December 23, 2014 pursuant to the Reorganization, the Company consolidated $200,000 of notes payable and $1,000,000 in long term debt owed by its subsidiary Purebase Ag.

On July 13, 2015 the Company issued a promissory note to in the amount of $100,000 for general working capital needs. The note bears interest of 6% per annum with the principal and accrued interest due on January 13, 2016.

Issuance of Common Stock

During the first fiscal quarter the Company raised proceeds of $250,000 through the sale of 172,000 Units with each Unit consisting of one share of common stock and a warrant to purchase one additional share of common stock at $1.4535/share to raise capital.

During the second fiscal quarter the Company raised proceeds of $449,210 through the sale of 199,512 Units with each Unit consisting of one share of common stock and a warrant to purchase one additional share of common stock at $2.25/share to raise capital.

During the third fiscal quarter the Company raised proceeds of $100,000 through the sale of 44,444 Units with each Unit consisting of one share of common stock and a warrant to purchase one additional share of common stock at $2.25/share to raise capital.

Tabular Disclosure of Contractual Obligations as of August 31, 2015:

Contractual Obligations:
		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,300,000	1,300,000	-0-	-0-	-0-

Mineral Lease Obligations	951,500	654,500	163,500	$109,000	$24,500

Operating Lease Obligations	18,900	2,700	8,100	$5,400	$2,700

Total	$2,270,400	$1,957,200	$171,600	$114,400	$27,200

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

The Company has incurred a net loss of $291,185 for the three months ended August 31, 2015 and a total accumulated deficit as of August 31, 2015 of $2,383,922.

During the quarter ended August 31, 2015 the Company had no recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development, product marketing and payment of general and administration expenses until revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Management has identified two material weaknesses and has taking action it believes will substantially remedy and remove the weaknesses in its internal controls over financial reporting:

●
The lack of an independent board of directors, including an independent financial expert has been reduced by the recent appointment of a second non-management Director. The current board of directors now consists of two of the four Board members being independent Directors. However, the Board still lacks an independent financial expert. The current board is composed of four members and may be expanded to as many as nine members under the Company’s By-Laws.

●
The lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions due to the Company’s CFO performing all bookkeeping functions and maintains all financial records for the Company has been remedied by the recent hiring of an outside accounting firm to handle and maintain the Company’s bookkeeping functions.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Purebase Ag and US Agricultural Minerals, LLC (“USAM”) along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants. A hearing on the Motion to Dismiss was held on February 6, 2015 but was not fully concluded. A separate Motion by the Plaintiffs to disqualify Defendants’ Nevada attorneys was denied by Order dated March 30, 2015. The Parties reconvened the Hearing on the Motion to Dismiss on April 17, 2015. As a result of the second Hearing, by Order dated May 7, 2015 the Defendants’ Motion to Dismiss was denied. However, the Complaint was deemed deficient and the Plaintiffs were given 60 days in which to file one amended Complaint. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral arguments on the Defendants’ Motion to Dismiss are scheduled for December 17, 2015.

ITEM 1A.  RISK FACTORS

As of the end of the quarter, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on March 3, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended August 31, 2015, the Company sold 44,444 Units to one investor for total proceeds of $100,000, pursuant to a private placement memorandum.  Each Unit is comprised of one share of (post-split) common stock and one warrant to purchase one share of (post-split) common stock at $2.25 per share.  The warrants to purchase shares of common stock expire 24 months from the date of issue. The securities were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The transaction was conducted in a private manner without any public solicitation. The individuals purchased the securities with investment intent. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.

ITEM 5.  OTHER INFORMATION

As previously reported on Form 8-K filed with the SEC on June 16, 2015, the Company filed a Certificate of Change with the Nevada Secretary of State effective as of June 15, 2015 forward splitting the Company’s outstanding common shares on a 2-for-1 basis. As a result, as of June 15, 2015 the total shares of the Company’s common stock outstanding increased from 70,425,780 to 140,851,560. The Company’s authorized shares of common stock remained unchanged at 520,000,000. All references to common shares and warrants in this Report have been adjusted to reflect this stock split.

The Company’s authorized shares of preferred stock also remained unchanged at 10,000,000.

The Company has filed a Form 8-A with the US Securities Exchange Commission which became effective on September 25, 2015. As a result of this filing, the Company’s common stock is now registered under Section 12(g) of the Securities Exchange Act of 1934 (“1934 Act”) and the Company will now be subject to the filing requirements of §13(d), §14 Proxy Rules and §16 Officer, Director and 10% Shareholder, of the 1934 Act.

As previously reported on Form 8-K filed with the SEC on October 2, 2015, the Company’s Board of Directors appointed John Gingerich as a new Director increasing the Company’s Board to four members.

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

PUREBASE CORPORATION

Dated: October 14, 2015	/s/ Scott Dockter
A.Scott Dockter
Chief Executive Officer

Dated: October 14, 2015	/s/ Amy Clemens
Amy Clemens
Chief Financial Officer