Form 10-Q/A
period 2015-08-31
PureBase Corp
filed 2015-10-19
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note for Amendment 1:
This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on October 15, 2015.  No other changes, revisions, or updates were made to the original amended filing.

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

PUREBASE CORPORATION

Dated: October 19 , 2015	/s/ Scott Dockter
A.Scott Dockter
Chief Executive Officer

Dated: October 19 , 2015	/s/ Amy Clemens
Amy Clemens
Chief Financial Officer