Form 10-K
period 2015-11-30
PureBase Corp
filed 2016-03-14
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
November 30, 2015	333-188575

PUREBASE CORPORATION

Nevada	27-2060863
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
1670 Sierra Avenue, Suite 402
Yuba City, CA 95993
(530) 676-7873

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

Yes __________                   No            X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes __________                   No            X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X                             No __________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            X                             No __________

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

Yes __________                   No            X

As of May 31, 2015 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on such date (as adjusted for a 2-for-1 stock split) was approximately $62,135,184 based on a price of $2.00 per share. (The number of shares traded is insignificant)

As of February 19, 2016, the Registrant had outstanding 140,913,098 shares of common stock.

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

These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

PART I

ITEM 1.          BUSINESS

Corporate Overview

PureBase Corporation (“PureBase”, the “Company”, "we", or "our")was incorporated in Nevada on March 2, 2010 under the name Port of Call Online, Inc. (referred to herein as “POCO”).  POCO was originally formed to develop web-based services that would offer boaters online resources to help plan and organize boating trips. Since POCO had no revenues and minimal assets it was identified as a “shell company” as defined by SEC regulations.

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

In light of POCO’s new business focus, on December 1, 2014 POCO entered into an agreement giving it the right to acquire its first mining property interests and certain mining claims known as the Snow White Mine.

On December 23, 2014 POCO entered into and consummated a Plan and Agreement of Reorganization between the Company and Purebase, Inc., and certain stockholders of Purebase, Inc. (the “Reorganization”). Purebase, Inc. owns various mining claims and intellectual property relevant to the minerals to be developed by the Company. Pursuant to the Reorganization, the Company acquired 87,418,824 (representing 95.5%) of the issued and outstanding shares of Purebase, Inc., a private Nevada corporation (“Purebase”) in exchange for 87,418,824 shares of the common stock of the Company. As a result of the Reorganization, Purebase became a majority-owned subsidiary of the Company and eleven former stockholders of Purebase now own, in the aggregate, approximately 61% of the Company’s outstanding common stock. Upon consummation of this Reorganization, the Company exchanged the remaining 4,216,780 shares of issued and outstanding shares of Purebase, Inc. from its remaining stockholders on the same 1-for-1 exchange ratio. Upon the exchange of all the remaining shares of Purebase, Inc. for shares of the Company’s common stock, the Company has issued a total of 91,635,604 shares of its common stock for all the outstanding shares of Purebase, Inc. resulting in an aggregate of 140,435,604 shares of the Company’s common stock outstanding and Purebase, Inc. becoming a wholly-owned (rather than majority-owned) subsidiary of the Company.

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

The Company filed a Certificate of Change with the Nevada Secretary of State amending its Articles of Incorporation effective as of June 15, 2015 to reflect a 2-for-1 stock split of the Company’s outstanding common stock. Consequently, as of June 15, 2015 the total shares of the Company’s common stock outstanding increased from 70,422,780 to 140,845,560. The Registrant’s authorized shares of common stock remained unchanged at 520,000,000.  The Registrant’s authorized shares of preferred stock remained unchanged at 10,000,000.

On September 24, 2015, the Board appointed John Gingerich as a Director bringing the total number of Directors to four.

The Company’ executive offices are located at 1670 Sierra Avenue, Suite 402, Yuba City, CA  95993. The Company’s telephone number is (530) 676-7873 and on the Web at www.purebase.com.

The Company’s Business

As indicated above, the Company acquired most of its business and assets through the reorganization with Purebase, Inc. which is now a wholly-owned subsidiary called Purebase Agricultural, Inc. (“Purebase Ag”). Purebase Ag was incorporated in the state of Nevada on June 11, 2013 as an exploration and mining company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The Company’s current organizational structure is as follows:

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

Through Purebase Ag, the Company’s business strategy is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to provide mine development and operations services to mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. The Company’s business plan will initially focus on the industrial and agricultural market sectors. The Company will seek to develop mineralized materials of pozzolan, white silica and potassium sulfate. These important resources are found in thousands of products, and in many cases, there are few or no substitutes for their mineral properties. Industrial minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

While the Company’s current properties contain mineralized materials of pozzolan, and potassium sulfur, among other minerals, such deposits have not yet been adequately measured and do not represent “proven” or “probable” reserves as defined in Industry Guide 7 of the federal securities regulations.

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

Agricultural Sector

We intend to develop innovative solutions that represent an important value-enhancing element for our agricultural customers. We intend to create a brand family under the parent trade name, “Purebase”, consisting of three primary product lines: PurebaseSoluSol™, PurebaseHumate INU™,  and PurebasePozzolan.

Purebase Sulfate Advantage™  provides many essential soil minerals, while lowering pH to allow nutrients to be more easily absorbed by plants, and improving soil biology. Sulfate Advantage™ can be applied to most crops, trees, vines and turf applications. It will be available in granular grade and micronized solution grade, in bulk orders or 10, 20 and 50 lbs. bags.

PurebaseHumateAdvantage™(Increased Nutrient Uptake) is derived from the combination of humic and fulvic acid coupled with a unique cross section of plant available macro and micronutrients, which allows HumateAdvantage™ to simultaneously improve soil quality as well as buffer high pH conditions. Products containing humic acids, such as HumateAdvantage™, may increase uptake of micronutrients. It will be available in granular grade and available in micronized solution grade.

Purebase Draught Relief is extracted from Pozzolan deposits which originated when nearby volcanoes erupted and the volcanic ash was deposited into freshwater lakes. These freshwater lakes contained large amounts of protozoa called “diatoms”. The skeletal structures of those tiny organisms are extremely porous and adsorbent. Pozzolan can be used as a mineral soil amendment and serves as an excellent soil stabilizer and increases absorption and retention of air, water, and nutrients to sustain plant growth as well as improve porosity in the soil. Pozzolan provides an environmentally friendly and cost-effective method for plantation, water conservation and soil reclamation. A Pozzolan soil additive is also effective at removing excess heat and water in order to prevent rotting of plant roots. Other benefits of Pozzolan additives include sustained gradual release of nutrients and fertilizer, disease prevention, and increased absorption of nutrients provided by microbes and fertilizers. It will be available in granular grade, in bulk or 10, 20 and 50 lbs. bags.

Purebase Shade Advantage is mined from a proprietary deposit of Kaolin Clay at the Ione facility. PurebaseShade Advantage is a blocker and absorber of Ultra Violet light. Kaolin Clay used in Shade Advantage is an Alumina-Silicate Clay containing Lussatite that protects the plants and fruits from heat damage (burnt leaves and fruits) caused by the concentration of UV light. Shade Advantage will be available in 50 lb. bags.

To date we have sent samples of our proposed agricultural products to several prospective industrial and retail customers including Helena Chemical, Crop Protection Services, Brandt, Global Organics LLC, Fertizona LLC, G Farms, Massey Ag, and AG Trading Inc. in Peru. While we have not yet entered into any purchase agreements with any customer, we believe there exists a viable market for our proposed agricultural products.

Production of the Company’s agricultural products will be dependent on the Company’s ability to extract adequate essential minerals from its existing projects or acquire such minerals from other existing sources. The Company currently obtains its humate minerals from an existing third party mine.

Construction Sector

It is estimated that one ton of CO2 is released for every ton of cement manufactured.  The negative external byproducts of Portland Cement production include carbon dioxide and particulate matter. The cost in the form of environmental degradation from cement production presents a global problem. As such, increasing environmental regulations will continue to add to the direct costs of concrete building materials. Pozzolan blended cements have lower CO2 emissions than traditional Portland Cement production and reduces the overall cost of cement. The bottom line is better concrete, better price, and reduced pollution. States like California are leading the way with legislation like the California Global Warming Solutions Act of 2006 which requires the reduction of CO2 and other greenhouse gas emissions to 1990 levels by 2020.

Pozzolan is a siliceous and aluminous mineral which is used for a variety of purposes. As a modern cement replacement, feed supplement, absorbent and fire retardant.

Combinations of the economic and technical aspects and, increasingly, environmental concerns have made blended cements, i.e. cements that contain designed amounts of SCMs, a widely produced and used cement type. This presents PureBase with a unique and valuable opportunity as a "clean and green" solution provider of natural Pozzolan as an additive for cement used in all types of construction.

Current practice may permit up to a 50% reduction of Portland cement used in the concrete mix when replaced with a carefully designed combination of approved Pozzolan. When the mix is designed properly, concrete can utilize Pozzolan without reducing the final compressive strength or other performance characteristics. The properties of hardened blended cements are strongly related to the development of the binder microstructure, i.e., to the distribution, type, shape and dimensions of both reaction products and pores. The beneficial effects of Pozzolan in terms of compressive strength performance and durability are mostly attributed to the pozzolanic reaction in which calcium hydroxide is consumed to produce additional C-S-H and C-A-H reaction products. These pozzolanic reaction products fill in pores and result in a refining of the pore size distribution or pore structure. This results in a lowered permeability of the binder and increased strength.

The Company believes the benefits of PureBase Pozzolan to the Cement Industry and Type 1P Pozzolan Cement include the following:

●	Pozzolan may constitute between 15% and 50% of the mass of Portland cement.
●	Pozzolan may be raw or calcined.
●	Pozzolan is environmentally friendly.
●	Using Pozzolan requires less electricity in the production process.
●	Pozzolan reduces greenhouse effect.
●	Pozzolan increases durability in harsh (i.e. seismic active) environments.
●
Pozzolan cement can be used in most applications including concrete paving, reinforced walls, floors, sidewalks, well-cementing, precast-pre-stressed concrete, concrete pipe, block and paver production.

Pozzolan also has a cost advantage over the currently used number one and two SCM’s which are Type C & F fly ash. The current cost of burned coal by-product fly ash is approximately $75/ton. We plan to produce a raw Pozzolan SCM at very competitive rates. Cartage will play a major factor in pricing, but we anticipate there will still be a substantial cost margin between fly ash and Pozzolan.

Production of the Company’s SCM will depend on the Company’s ability to extract adequate amounts of the raw Pozzolan from its existing mining projects.

Purebase is also developing its Distributor Program to strategically co-market and present our mutual products and services to local governments, industry and end consumers.

Our Distributor Program will enjoy the benefits of local product labeling, co-marketing materials and reciprocal sales opportunities. The bottom line is a dynamic, fluid partnership that increases business.

In the future, the Company may wish to enter additional product markets which derive from natural resources such as glass, silica chips and solar panels.

Proposed Budget for Implementation of Company’s Business Plan

	Phase I	Phase II	Phase III
	1-3 months	3-4 months	5-7 months
Operating Expenses:
Acquisition of Snow White Mine	$575,000	$0	$0
Acquisition of Other Properties	0	500,000	0
Project Costs	100,000	400,000	1,000,000
Laboratory	0	0	0
Debt Repayment	350,000	0	0
General & Administrative	275,000	0	500,000
Marketing	30,000	150,000	0
Interest Expense	150,000	0	0
Product Development	0	300,000	0
Net Expenses	$1,480,000	$1,350,000	$1,500,000

The Company will initially rely on outside funding for these expenses. The need for external financing will be offset by revenues, as and when generated.

Industry Overview

Agricultural Industry

Agriculture and agriculture-related industries contributed $775.8 billion to the U.S. gross domestic product (GDP) in 2014, a 4.8% of GDP. The output of America’s farms contributed $166.9 billion of this sum—about 1% of GDP. In 2014, 16.5 million full- and part-time jobs were related to agriculture – about 9.2% of total U.S. employment. Direct on-farm employment provided over 2.6 million of these jobs. (Source: The US Department of Agriculture, Economic Research Service, Agricultural Resource Management Survey Farm Financial and Crop Production survey).

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

Driven by healthy gains in the economy and most construction segments, cement use is expected to grow 7.5% in 2016, according to the latest PCA forecast. The USA is the world’s 3rd largest producer of Cement. The increase will bring U.S. cement volume to approximately 103.2 million tons in 2016. Of the 50 US states, the top 3 cement producers in descending order by volume are Texas, California and Missouri. Long-term demand considerations must be weighed against supply conditions. Climate change legislation is likely to result in the elimination of wet process cement production. The National Emission Standards for Hazardous Air Pollutants (NESHAP) could force the closure of a further significant portion of domestic cement capacity due to pollution concerns. This uncertain regulatory environment will likely cause a temporary hiatus in plant expansions once existing expansion plans are completed.

Competition

Major competitors in the Soil Amendments Industry include:

●	Tiger-sul: Tiger-sul is a manufacturer of bentonite sulphur and bentonite micronutrients technology. They manufacture products for the Agricultural, Organic & Turf markets.

●
Heart of Nature: Heart of Nature provides natural “ph reducing” sulfur products to farmers that help their crops to uptake water and nutrients more efficiently. Heart of Nature is located adjacent to the USMC mine site. This company is currently producing in the range of 1,500 tons per month.

Major competitors in the Cement Additive Industry include:

●
Headwaters Resources:  Headwaters Incorporated (Headwaters) is a diversified company providing products, technologies and services in three industries: building products, coal combustion products (CCPs) and energy. The largest ash management company in the US, Headwaters markets nearly 20 million tons of fly ash annually from 30 states.

●
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

●
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

Employees

As of November 30, 2015, we had four full-time employees and two consultants.  Employees include a CEO, a CFO, a General Counsel, and a Vice President of Agricultural Research and Development. We anticipate hiring additional employees during the current year to work the Company's mining sites as our exploration and  development programs commence. While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to sustain our current exploration and development programs. Our employees are not expected to be subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.

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

All of our current mining projects will be governed by the Bureau of Land Management and the US Forest Service. The Federal Land Policy and Management Act (1976) established the BLM’s multiple-use mandate to manage the public lands “in a manner that will protect the quality of scientific, scenic, historical, ecological, environmental, air and atmospheric, water resource, and archeological values; that, where appropriate, will preserve and protect certain public lands in their natural condition”. The Lands, Minerals & Water Rights branch coordinates with BLM planning and resource specialists to manage surface resources, minerals and water rights to ensure that authorized uses of public lands do nothing to diminish their health and productivity or impair their use and enjoyment by present and future generations.

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

Environmental Regulations

Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency (“EPA”), the BLM and by comparable agencies in various states, directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings, discharges and other wastes generated by mining process.  In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act (“RCRA”), and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including natural resource mining and processing of the type to be conducted by the Company.  Such statutes also may impose liability on mine developers for remediation of waste they have created.

Mining projects also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA" or “Superfund”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats.  Revisions to “CERCLA” and “ESA” are being considered by Congress; however, the impact of these potential revisions on our business is not clear at this time.

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

The Company has only recently changed its business focus from a web-based service provider to boaters to its current business of developing industrial and natural resources. Most of this new business will be conducted by Purebase Ag which is a development stage company which only recently was formed and commenced its business. Consequently, the Company and its subsidiaries have only limited operating history and an unproven business strategy and mining properties that are currently being developed. Our primary activities to date have been the design of our business plan and identifying and acquiring various natural mineral property rights or leases relating to mining projects which fit our project profile. As such we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult. Neither the Company nor its subsidiaries have generated any revenues to date. The Company’s success is dependent upon the successful identification and development of suitable mineral projects. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; the availability and cost of bringing mineral projects into production; the amount of industrial and/or natural resources identified and the market price of and the uses for such minerals. These conditions may have a material adverse effect upon our business operating results and financial condition.

As a relatively new company, PureBase is unable to predict future revenues which makes an evaluation of its business speculative.

Because of the Company’s current business focus, lack of operating history and the introduction of its mining development and product strategy, its ability to accurately forecast revenues is very difficult.  Future variables include the development and production of minerals from the Company’s mining projects, the market for the natural resources being mined by the Company, the price of various mineral resources and establishing a customer base.  To the extent we are unsuccessful in establishing our business strategy and generating revenues through development of our own mining property or through our subsidiary, Purebase Ag, we may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce our operating expenses, causing us to forego potential revenue generating activities, either of which could have a material adverse effect in our business, results of operations and financial condition.

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

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to develop its mining properties and uses for its mineral resources.  The Company will attempt to raise such capital through the future issuance of stock or incurring debt. However, there is no assurance that we will be successful in raising sufficient additional capital and we have no arrangements for future financing and there can be no assurance that additional financing will be available to us.  If adequate funds are not available or are not available on acceptable terms, our ability to fund the Company’s mining projects, take advantage of potential acquisition opportunities, develop or enhance the uses of our mineral resources or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company’s business and financial condition.

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

As a result of the Reorganization described earlier, the initial stockholders of Purebase, Inc. (now Purebase Ag) were issued common stock of the Company representing 61% of the Company’s outstanding common stock.  Accordingly, Mr. A. Scott Dockter and other former Purebase, Inc. stockholders will have the ability to control the affairs of the Company for the foreseeable future.

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

The Company and its subsidiary Purebase Ag, have to date identified and acquired an interest in several mineral resource projects. However, neither the Company nor Purebase Ag has commenced development of these projects. While the Company and Purebase Ag believe that, based upon available data and the assumptions used and judgments made in interpreting such data, the properties/interests currently owned will yield commercially viable amounts of mineral resources, neither the Company nor Purebase Ag have done the necessary exploration/evaluation to establish any proven or probable reserves. Therefore we are unable to determine the quantity and quality of the mineral resources we may be able to recover. There is significant uncertainty in any resource estimate such that the actual deposits encountered or mineralization validated and the economic viability of mining the deposits may differ materially from our expectations.

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

During the past year we have prepared and sent samples of our proposed agricultural products to several potential industrial and retail customers. However, we have not yet established a customer base for our industrial and/or agricultural minerals or products nor have we obtained any supply contracts for our minerals and products. While we believe our pozzolan and other mineral resources will have significant markets for SCM, glass and agricultural applications, we have not yet entered into any agreements to purchase our minerals or products nor have we established a distribution system to deliver our minerals and products to customers. Our inability to attract customers or to deliver products in a time and cost effective manner would have an adverse effect on our potential revenues from and growth of our business.

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

In their audit report dated March 9, 2016 included in this Form 10-K, the auditors expressed an opinion that substantial doubt exists as to whether the Company can continue as an ongoing business. In addition, the audit report dated December 22, 2014 also contained a “going concern” caveat as to the Company’s ability to continue as a going concern. We believe that if we do not raise additional capital from outside sources in the near future or if the development of our mining properties does not generate revenues as planned, we may be forced to delay the implementation of our business plans.

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

PureBase is a public “reporting company” with the US Securities and Exchange Commission (“SEC”). As a public reporting company, we will incur significant legal, accounting, reporting and other expenses not generally applicable to a private company.  We also will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of these continuing costs we will incur as a result of being a public company.

SECURITIES RISKS

Most of the Company’s outstanding shares were issued with resale restrictions which are now eligible for removal.

The shares of the Company’s common stock issued in the Reorganization transaction or other private placement transactions as well  as shares held by affiliates, representing approximately 94% of the shares outstanding, have not be registered under the Securities Act or under any state's securities laws for public sale. As a result, these shares are deemed to be “restricted” or “control” shares as defined in Rule 144 under the Securities Act and subject to resale restrictions. Consequently, these shares cannot be freely sold unless registered under the Securities Act of 1933 or sold pursuant to an available exemption under Rule 144. However, since the Company has been previously designated as a “shell company” under the Securities Act, the resale exemption under Rule 144(i)was not available for a period of one year from the time the Company ceased to be a “shell company”. Consequently, as of December 25, 2015 and for so long as the Company remains current in all of its reporting requirements, approximately 22,267,592 shares of the Company’s restricted common stock held by non-affiliate stockholders will be eligible for resale pursuant to Rule 144 without resale restrictions. The price of the Company’s common stock traded on the OTCQB trading market could be adversely affected should a significant number of non-affiliate stockholders choose to sell their shares pursuant to Rule 144.

Inadequate market liquidity may make it difficult to sell our stock.

There is currently a very limited public market for our Common Stock, but we can give no assurance that there will always be such a market nor can we give assurance that the market for our stock will develop sufficiently to create significant market liquidity and stable market prices in the future.  A stockholder may find it difficult or impossible to sell shares of our Common Stock in the public market because of the limited number of potential buyers at any time or because of fluctuations in our market price.  In addition, the shares of our Common Stock are not eligible as a margin security and lending institutions may not accept our Common Stock as collateral for a loan.

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

In addition, the financial markets have experienced recent extreme price and volume fluctuations. The market prices of securities in the natural resource industry have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.

ITEM 2.           PROPERTIES

Office Facilities

Our corporate offices are located at 1670 Sierra Avenue, Suite 402, Yuba City, CA  95993. The Company’s telephone number is (530) 676-7873 and on the Web at www.purebase.com.

The Company rents its facilities on a month-to-month basis for $2,500 per month. We believe this space is currently adequate however we expect to move into new office spaces during the current year. The Company leases its space from Optec Solutions which is a company of which Amy Clemens is part owner.

Mineral Properties/Interests

Our main emphasis is the commercialization of our three mining properties. The Company has two Pozzolan projects, one located in Northern California, and the other in Southern California to serve those areas as primary markets for the agricultural and construction sectors. The Company’s potassium sulfate project is located in south central Nevada which is close to the central valley markets we expect to serve with our agricultural products. While all of the properties contain mineralized material, all of the Company’s properties are exploration stage properties under Industry Guide 7 unless and until  “proven or probable reserves” are defined.

Company Owned Properties

Snow White Mine in San Bernardino County, CA

As previously disclosed on Form 8-K filed with the SEC on December 2, 2014, on November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. (as “Seller”) agreed to sell its fee simple property interest and certain mining claims to US Mine Corp for a purchase price of $650,000. On December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement at which time the Company paid a $50,000 down payment to the Seller. As a result of the Assignment, the Company assumed the purchaser position under the

Purchase Agreement and the obligation to pay the remaining $575,000 of the purchase price. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a director of PureBase, acquired the property on or about October 15, 2015 by paying the remaining purchase price balance of $575,000 to the Seller. Mr. Bremer is holding the property on behalf of the Company and will transfer title to the Company when the Company reimburses Mr. Bremer for his acquisition expenses.  The Company has not been restricted from continuing its exploration on the property or access to property in any way.

The Snow White Mine property consists of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine. The Snow White Mine property is located 17 miles north of Hinkley, California in San Bernardino County. This 280 acre combination of owned property (80 acres) and Non-Patented Placer Claims (200 acres) includes 8.33 acres which are conditionally permitted and ready for further development. The Project entry is made on Hinkley Road which is a 4 mile paved county-maintained road which converts to an existing unpaved road for the remaining 13 miles to the mine site.

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

According to reports prepared by the California Journal of Mines and Geology, Vol. No. 49, and the California State Department of Natural Resources Bulletin#174preparedin1959 the property was formerly known as the Williams Brothers Quarry and classified as a very large pumicite deposit approximately 70 foot in thickness underlain by Rhyolitic tuffacous beds and overlain by layers of Perlite and Rhyolite, all minerals which are classified as Aluminum Silicate due to their primary chemical and petrographic constituents. There are no current records of production for the early operation of this mine. The Mine was previously owned by MATCON, US Mining and Materials Corporation.

The principal mineral deposit found within the Snow White Mine site is a unique combination of naturally formed, extremely pure, lightweight "ash-like" aluminum silicate mineral products that were created by explosive, volcanic activity. This unique deposit consists of multilayered strata of finely shattered or "atomized" rhyolitic glass with various amounts of aluminum, potassium, and magnesium as well as other trace minerals. This combined  blend  of  stratified  aluminum  silicate  materials is an extremely pure, naturally clean mineral product, which is free of external contamination as a result of its volcanic formation and uniform settlement in beds on the floor of an ancient lake bed that formed in this Superior Lake quadrangle  of the West Mojave  Desert region.

The Snow White Mine mineral geology and chemical makeup of Pozzolan make it an ideal mineral for use as an SCM. Based upon the methodology of  the available geological reports for this project, combined with local knowledge of the site and the application of reasonable volume calculations, the Company believes there is an economically viable accessible combined ore body of mined pumice, tuff/brecia, perlite, and rhyolite ore within the full 280 acre Snow White Mine property. The fee property and claims location have had no exploratory drilling done by Purebase that identifies proven or probable reserves. There is visual and geological evidence to suggest these minerals are present along with information contained within previous state and third party reports. The Company believes this data indicates that mineralized materials do exist which could be economically and legally extracted and produced. The Company does not have a current exploration plan for this property.

Purebase Properties Acquired

Placer Mining Claims USMC 1-50

On July 30, 2014 Purebase Ag entered into a Placer Claims Assignment Agreement pursuant to which Scott Dockter and Teresa Dockter assigned their rights to certain Placer Mining Claim Notices filed and recorded with the US Bureau of Land Management (the “BLM”) relating to 50 Placer mining claims identified as “USMC” 1” thru “USMC 50” (the “USMC Placer Claims”) for which Purebase Ag issued 58,456,800 shares of its common stock to Scott Dockter in exchange for these Mining Rights.

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

While the USMC Placer Claims property is native and undisturbed and has not been previously explored or mined, this area is included in a State sponsored report showing this area is underlain by mineral deposits for which geological information indicates that significant inferred resources of natural pozzolan are present. The State sponsored report is filed herewith as Exhibit 10.6. The Long Valley Pozzolan Deposit is a lacustrine diatomaceous and tuffaceous siltstone which is exposed in a north-south trend for a distance of nearly 10 miles. Long Valley is one of several Miocene-Plioceneage sedimentary basins in northeastern California and northwestern Nevada. The area is marked by the complex structural styles of the Sierra NevadaBasin and Range transition zone. Among the leading structural styles are northerly trending normal faulting characteristic of the eastern Sierra Nevada and north-northeast trending extensional normal faulting characteristic of the Basin and Range. The project is in an area defined in a State sponsored report as an area containing a unique blend of volcanic origin and diatoms. Based on visual and geological evidence suggesting these minerals are present along with the information contained within the state sponsored report, the Company believes this data indicates that mineralization does exist which could be economically and legally extracted and produced once necessary permits are obtained.

This project will be designed as an open pit mine. Purebase Ag is developing exploration plans which include preparing a drill program to define the limits and mineralization calculations of the minerals present and preparing the Phase I portion of the permitting plans. This will also include completing all required environmental and regulatory applications and reviews with the BLM, State of California and Lassen County. The economic potential for this project makes it an attractive source of SCM in the region. The Company does not have a current exploration plan for this property.

Federal Mineral Preference Rights Lease in Esmeralda County, NV

On October 6, 2014 Purebase Ag entered into an Assignment of Lease from US Mine Corp. pursuant to which Purebase Ag acquired the rights to a Preference Rights Lease granted by the BLM covering approximately 2,500 acres of land located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada (referred to as the “Esmeralda Project”).

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

The current operation is an open pit mine site which is fully permitted and partially developed. The total allowed disturbed acreage for the existing and approved reclamation plan is 14.45 acres. There has been production at the mine site with approximately 6,425 tons of processed course grade material in a stockpile at the site available for shipment and sale. The site entrance is located approximately 10 miles south of Hwy 95/6 on Hwy 265 on the East side of the Hwy. The mine site location is 3.4 miles of unpaved road from the Hwy. The existing site equipment consist of a 40’ storage container, a 8,000 gallon water tank and portable single axel truck scale. Pit development has begun and rectified drawings have been recorded to the existing site disturbance. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

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

EXPLORATIONPLAN – Phase I Expansion

Physical Factors:

Water: There are no perennial streams on the permit area. There are numerous washes or intermittent streams. There are no known springs either seasonal or year round. No ground water is known at the shallow depths which the drilling will be conducted.  No ground water has been encountered in the workings of the Alum Mine. The depth to ground water in the Alum well to the Northwest of the permit area is unknown. An exploration well for geothermal investigation was drilled adjacent to the Alum Mine site. No data on the location has been obtained.

Vegetation: The area has vegetative cover of approximately 50%. The primary form of vegetation observed was creosote bush and sage. Some minor grasses and forbs were observed but were not identified.

Wildlife Information: No large mammals have has been observed on the site. The habitat is extremely limited because of the very sparse vegetation. Several species of small rodents are believed to be present on the location but none have been observed. Some desert reptiles are present on the location. No known endangered species are known to be residents on the locations.

PresentlandUse:Thelandsinquestionarecurrentlyusedonlyforminorwildlifehabitatandoccasionalrecreation(offroadvehicle)use.

Exploration Plan: Additional exploration will focus on the surrounding area to the existing mine site location within a 50 acre +/- section and the drill holes will be primarily shallow (<200 ft.) drill holes located on sites throughout the identified area at 500’ centers +/-. Each drill site selected shall be located and identified on post exploration mapping with Lat/Lon coordinates. Drilling will be limited to sites which can be accessed by truck or crawler mounted drills. Drilling is expected to by either core, conventional rotary or reverse circulation methods. Drill pads will be of limited extent, dependent on the equipment available, but in general approximately 12 ft.by 40  ft. The cuttings will be sampled and tested using an Olympus XRF handheld analyzer with random split samples being collected logged and forwarded to a third party laboratory for conformation testing.  The excess being available for drill hole plugging.

Fire Prevention: The potential for wild fire is low because of the very limited amount of vegetation. Other potential fire hazard will be monitored during drilling. Equipment on board  including fire extinguishers sufficient for the hazards will be required.

Soil Erosion: Because there is very little to no top soil the potential soil erosion is limited. Operations will be suspended during any periods of heavy rain fall to limit possible soil erosion as well as potential hazard from flash flooding in the dry washes.

Water Pollution: Potential pollution of surface and ground water would be primarily from potential fuel spills. Refueling will be closely monitored to avoid pollution hazards. Spill kits will be kept on hand in case of accidental spill.

Air Pollution: The primary potential for air pollution will be from fugitive dust from drilling and minor truck traffic. This is a very minor pollution potential. Water trucks will be used to control and suppress dust on haul roads. Water will be obtained from Esmeralda County wells in Silver Peak.

Fish and Wildlife Habitat/Other Natural Resources: There is no potential for damage to fish habitat as there is none. Potential for damage to wild life habitat is limited as there is a minimal amount of habitat in this area. Some minor damage may be done to desert reptilian habitat. There are no other known natural resources on or adjacent to the site.

Public Safety: Signage and barriers will be used to discourage public vehicular access and foot traffic at the exploration sites. All equipment onsite will be secured during non-operational hours.

Compliance: Operations will be conducted in compliance with all Federal and State Regulations.

Reclamation: Reclamation operations will be conducted in an expeditious manner.

Drill Holes: Immediately upon completion of sampling of the drill cuttings, all remaining cuttings will be returned to the drill hole. The holes will be plugged with a sand-cement grout. If there are any indications of ground water in a drill hole the depth of the indication will be plugged with bentonite-cement slurry. The balance of the hole will be plugged in the manner indicated above.

Grading, backfill, etc.: Within 90 days of the completion of the drill program all required grading and backfill will be completed. The only area in which any grading/backfill may be indicated will be at the location of the drill pads. Banks over 2 feet high will be reduced to the approximate adjacent contour. The graded sites will be protected from erosion by straw bale dikes as necessary. Drill pads will be seeded by broadcast. The seed mix will be such native species as specified by the Tonopah Resource Office.

Exploration Budget: The Phase I exploration program will cover only the existing 15.5 acres that are currently permitted. A future Phase II exploration program will extend exploratory drilling to several hundred acres and a Phase III program will explore the entire 2,500 acres.

The Phase I exploration budget consists of the following:

Task	Cost
Geology Review	$1,360
Drill Program Design and Eng.	$2,040
Mob/Demob	$1,200
2-man crew with Rig	$74,880
Geologist	$25,740
Misc materials	$5,000
Shipping/Independent lab testing	$5,500
Guide 7 protocol report	$3,400
Contingencies	$17,868
Contractor overhead	$13,698
TOTAL	$150,686

The exploration program will be prepared and executed by US Mine Corporation pursuant to the Contract Mining Agreement. Funding for the Phase I exploration program will be provided by an additional investment capital raise being planned by the Company.

Proprietary technology applicable to cement and other products of interest to PureBase

On November 24, 2014 Purebase Ag entered into a Plan and Agreement of Reorganization pursuant to which it acquired 100% of the membership interests in US Agricultural Minerals, LLC, a Nevada limited liability company, the Manager-Members of which were, Scott Dockter (50%), John Bremer (25%) and Laura Bremer (25%). John and Laura Bremer are husband and wife. Purebase issued 230,000 shares of its common stock and assumed $1,000,000 of debt in exchange for 100% ownership of US Agricultural Minerals, LLC (“USAM”). USAM has spent $700,000 to develop certain intellectual property applicable to making cement and other products of interest to PureBase. Specifically, USAM has done extensive research and testing of Potassium Sulfate, Lignite and Pozzolan for agricultural applications and use as a high grade SCM.

Contract Mining Agreement

Purebase Ag entered into a Contract Mining Agreement with US Mine Corp. dated November 1, 2013 pursuant to which US Mine Corp. agrees to provide various technical evaluations and mine development services to Purebase Ag with regard to the various mining properties/rights owned by Purebase Ag or its affiliates. As a result of the Reorganization, the Company will also procure its mining services from US Mine Corp. pursuant to the Contract Mining Agreement.

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

ITEM 3.          LEGAL PROCEEDINGS

The Company, Purebase Ag and US Agricultural Minerals, LLC (“USAM”) along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants. A hearing on the Motion to Dismiss was held on February 6, 2015 but was not fully concluded. A separate Motion by the Plaintiffs to disqualify Defendants’ Nevada attorneys was denied by Order dated March 30, 2015. The Parties reconvened the Hearing on the Motion to Dismiss on April 17, 2015. As a result of the second Hearing, by Order dated May 7, 2015 the Defendants’ Motion to Dismiss was denied. However, the Complaint was deemed deficient and the Plaintiffs were given 60 days in which to file one amended Complaint. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral arguments on the Defendants’ Motion to Dismiss were heard on December 17, 2015.On March 2, 2016, the Court issued its decision regarding Defendant’s Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants and dismissed the CEO’s wife as a defendant.  The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.  The Defendants plan to vigorously defend the remaining claims in the amended Complaint.

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

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

In 2013, our Common Stock was approved for quotation on the OTCQB (operated by the OTC Markets Group) where it was traded under the symbol “POCO.OB”. As a result of the Company’s name change, the Financial Industry Regulatory Authority  (“FINRA”) approved the change of the Company’s trading symbol to “PUBC” effective as of January 12, 2015. As of February 19, 2016 the most recent trade of our Common Stock was at $2.30 per share for an insignificant number of shares traded.

Price Range of Our Common Stock

A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth the high and low closing prices reported by the OTCQB for our Common Stock in the periods indicated beginning January 1, 2014 when POCO’s shares became quoted on the OTCQB. The quotations below reflect inter-dealer selling prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

COMPANY’S COMMON STOCK	Low			High
January 1, 2014 –March31, 2014	$		*	$		*
April 1, 2014–June 30, 2014	$		*	$		*
July 1, 2014 – September 23, 2014	$		*	$		*
September 24, 2014(1) – December 22, 2014		$0.02			$3.50
December 23, 2014(2) – February 28, 2015		$3.40			$6.10
March 1, 2015 – May 31, 2015		$3.75			$5.00
June 1, 2015 – August 31, 2015(3)		$0.95			$4.05
September 1, 2015 – November 30, 2015		$2.39			$4.50
December 1, 2015 – February 19, 2016		$2.20			$4.00
__________________________________
*	There were no trades in the Company’s shares of common stock during these periods
(1)	Date of Change of Control
(2)	Date of Reorganization between POCO and Purebase, Inc.
(3)	Stock price reflects a two-for-one stock split effective on June 15, 2015

Stockholders

As of February 19, 2016, there were approximately 72  holders of record of our Common Stock. This amount does not include stockholders whose shares are held in street name or Cede & Co.

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

Transfer Agent

The transfer agent for PureBase’s common stock is TranShare Securities Transfer and Registrar, 4626 S. Broadway, Englewood, CO 80113; phone #: (303) 662-1112.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit a stockholders ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities

PureBase has previously reported sales of unregistered securities in its Form 10-Q’s, 10-K’s and Form 8-K’s, during the two fiscal years ending December 31, 2013 and November 30, 2014, and for the first three quarters of PureBase’s most recently completed fiscal year. PureBase sold 61,538 Units consisting of one share of common stock and one warrant for $3.25 per Unit for aggregate proceeds of $200,000pursuant to an exemption from registration under the Securities Act during the fourth fiscal quarter of FY 2015.The securities were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The transaction was conducted in a private manner without any public solicitation. The individuals purchased the securities with investment intent. The securities are deemed to be “restricted securities” as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the fiscal year ended November 30, 2015.

ITEM 6.          SELECTED FINANCIAL DATA

The Company is not required to provide this information.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due to the fact that the Company was a shell company with minimal assets and business activity, the following discussion should be read in conjunction with the audited November 30, 2014 Financial Statements and Notes of Purebase Ag, an operating company and, as a result of the Reorganization in December, 2014, a subsidiary of the Company, included in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

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

As of November 30, 2014,POCO was still in its development and planning stage and had not commenced business operations on its proposed website. POCO’s website had not yet been developed and substantial additional development work and funding were required before the website could be fully operational. The first phase of POCO’s plan of operation was to design and construct the initial Port of Call Online website and initiate its initial marketing strategies. Expenses related to stage one were expected to be approximately $15,000. The second phase of POCO’s plan of operation was the development of critical mass and additional marketing efforts. POCO did not have sufficient capital to begin the second phase of its plan of operation which was estimated to employ one individual for $2,000 per month. The third phase of POCO’s plan of operations was to establish a presence in additional market areas and enhance marketing activities. The implementation of this third phase was dependent on the success of the first two phases. POCO did not have sufficient capital to proceed with this phase of its plan of operations.

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

Results of Operation

We have included a discussion and analysis of the operations of Purebase Ag for fiscal year 2014 which represents a substantial part of the Company’s current operations rather than the Company’s former operations as a “shell company” with minimal operations during the year 2014, as it is more relevant to the reader. The Company’s Reorganization transaction occurred on December 23, 2014, after the close of the Company’s 2014 fiscal year. As of December 23, 2014, the Company was no longer a “shell company” and its business was no longer providing web-based services to boaters but was now pursuing a new line of business in the natural resources sector. Our financial reporting commences as of April, 2013, which is when the Company’s wholly-owned subsidiary, Purebase Agricultural, Inc.(f.k.a. Purebase, Inc.)  initiated the Company's current mineral projects acquisitions and development business.

As a further result of the Reorganization transaction, the Company changed its fiscal year from ending December 31 to ending November 30 to adopt the fiscal year end of Purebase Ag. The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended November 30, 2014 (relating to the operations of Purebase Ag) and November 30, 2015 (relating to the operations of the Company and its subsidiaries).

Overview

During the most recently completed fiscal year ended November 30, 2015, the Company generated revenues of $51,898 from the sale of its agricultural products. Total assets decreased from $513,978 as of November 30, 2014 to $403,938 as of November 30, 2015. Total liabilities increased from $1,307,053 at November 30, 2014 to $1,388,009 at November 30, 2015 reflecting the modest increase in property acquisition costs occurring during FY 2015.

Results of Operations for the fiscal year ended November 30, 2015(relating to the operations of the Company and its subsidiaries)compared to the fiscal year ended November 30, 2014(relating to the operations of Purebase Ag)

Purebase Ag’s operating results for the fiscal year ended November 30, 2014 and the Company’s operating results for the fiscal year ended November 30, 2015 are summarized as follows:

	Year Ended	Year Ended
	11/30/14	11/30/15
Revenue	$0	$51,898
Operating Expenses	$800,701	$1,362,067
Net Loss	$856,783	$1,412,336

Revenue

The Company’s subsidiary Purebase Ag, generated nominal revenue from operations totaling $51,898 during 2015. These sales were made to customers who acquired our products for testing purposes.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal year ended November 30, 2015 were $1,362,067 compared to $800,701 of expenses incurred by Purebase Ag for the fiscal year ended November 30, 2014. This increase is attributed to the significant increase in business operations relating to the acquisition and development of mineral resource projects as well as product development costs. Exploration and mining start-up costs for the fiscal year ended November 30, 2015 were $280,667 compared to $123,050 for the fiscal year ended November 30, 2014, an increase of 128%. The increase in exploration and mining start-up costs is the result of lower costs due to the beginning stages of development at the Long Valley Pozzolan Project during 2014 and higher development costs related to the ongoing cost of basic site operations, lease and claim maintenance, fees and minimum royalties as well as continued geological review and transitioning to the exploration planning stages.

General and administrative costs for the Company for the fiscal year ended November 30, 2015 were $1,069,356 and for the fiscal year ended November 30, 2014 the expenses incurred by Purebase Ag were $665,608. The increase in general and administrative expenses is attributed to the significant increase in the evaluation, acquisition and development of several mineral resource projects and product marketing, product research and development, laboratory testing, licensing and increased technical staffing expenses. Included in the Company’s G&A expenses are professional fees for the fiscal year ended November 30, 2015 which were $338,420 and for the period ended November 30, 2014 the expenses incurred by Purebase Ag were $291,804. The increase in professional fees is attributed to the increase in legal and accounting expenses related to operating as a publicly reporting company and additional legal and accounting consulting costs associated with the start-up and expansion costs of the Company's business.

Interest expenses increased from $40,093 for the period ended November 30, 2014 to $135,081 for the fiscal year ended November 30, 2015. The increase was due to the significant increase in servicing cost associated with the debt financing generated by Purebase, Inc., of $1,200,000 for the fiscal year ended November 30, 2014 which was reduced to $1,115,905during the fiscal year ended November 30, 2015 due to the forgiveness of a note payable of $200,000.

Net Loss

The Company incurred a net loss of $1,412,336 for the fiscal year ended November 30, 2015 compared to Purebase Ag’s net loss of $856,783 for the period ended November 30, 2014, an increase of 65%. The increase in net loss is the result of expenses relating to the costs associated with project and product development and the Company’s increasing general business expenses relating to establishing its business and being a public reporting company, coupled with a lack of revenues to offset these expenses.

Liquidity and Capital Resources

At November 30, 2015, the Company’s cash balance was $66,269 and it had a working capital deficit of ($1,290,846).  The Company has insufficient cash on hand to pursue its long range business plan and the Company will be required to raise additional capital to fund its operations. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon the continued investments from new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that our  current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we have not yet begun to generate revenues from mineral production or product sales.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects to commence generating revenues during the next six months but do not expect revenues from this work to cover our entire current operating expenses which we anticipate will increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

The consolidated financial statements presented in this annual report have been prepared under the assumption that the Company and its subsidiaries Purebase Ag and USAM will continue as a going concern. The Company had a net operating loss of $1,412,336 during the 2015 fiscal year while its subsidiary Purebase Ag had incurred a net operating loss of $856,783 for the fiscal year ended November 30, 2014. The Company had a working capital deficiency of ($1,290,846) while Purebase Ag had a working capital deficiency of ($36,895) as of November 30, 2014. The Company did not have sufficient cash at November 30, 2015 to fund normal operations for the next 12 months. The Company has realized nominal revenues and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future project development and working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt or line of credit facilities, generating revenue from the sale of mineral production from mining activities and the eventual profitable exploitation of its mineral resource properties. There is no assurance that the Company will be able to obtain funds from any of these potential sources of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lenders and joint venture partners.

Recent Financing Transactions

During the fiscal year ended November 30, 2015 the Company raised $1,093,210 of capital from the issuance of notes payable and through the private placement of its common stock.

Issuance of Common Stock

The Company raised $939,210 through the issuance of its common stock to raise capital during the fiscal year ended November 30, 2015.

Debt Financing

During the 2014 fiscal year, the Company contracted $200,000 of note payable and $1,000,000 in long term debt owed by its subsidiary Purebase Ag. During the 2015 fiscal year, the Company contracted a $100,000 promissory note and a $54,000 convertible promissory note. Both of these notes are due in 2016.

During FY 2015 the holder of the $200,000 promissory note, forgave and extinguished the Company’s obligation.

Tabular Disclosure of Contractual Obligations existing as of November 30, 2015:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,000,000	$1,000,000	$-0-	$-0-	$-0-

Mineral Lease Obligations	921,500	763,500	109,000	24,500	$24,500

Operating Lease Obligations	18,900	8,100	5,400	$2,700	$2,700

Total	$1,940,400	$1,771,600	$114,400	$27,200	$27,200

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Revenue Recognition

Revenue is recognized when the product has shipped and the title has transferred to the customer.

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

Exploration Stage Company

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

Factors we consider important that could trigger a review for impairment include the following:

(a)	significant underperformance relative to expected historical or projected future operating results,

(b)	significant changes in the manner of our use of acquired assets or the strategy of our overall business, and

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

Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals which amounted to $0 at November 30, 2015. However, it is reasonably possible that our best estimates of our ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

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

See Note 2 to the Financial Statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide this information.

ITEM 8.          FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS FOR
PUREBASE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Purebase Corporation:

We have audited the accompanying consolidated balance sheet of  PureBase Corporation and Subsidiaries as of November 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PureBase Corporation and Subsidiaries as of November 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations during the years ended November 30, 2015 and 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

March 9, 2016

PUREBASE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,
	2015	2014

ASSETS
Current assets
Cash	$66,269	$171,720
Prepaid expenses and other current assets	500	9,939
Due from related parties	-	40,804
Advances to officer	30,394	47,695
Total Current Assets	97,163	270,158

Property and Equipment
Equipment	35,151	35,152
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(28,437)	(16,393)
Total Property and Equipment	$31,775	$43,820

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on Mineral Rights	75,000	0

Total Assets	$403,938	$513,978

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$65,388	$58,692
Accrued Payroll and Related	59,745	0
Accrued Interest	44,730	13,206
Other Accrued Liabilities	13,205	35,155
Due to Affiliated Entities	31,670	0
Notes Payable Current	1,100,000	200,000
Convertible Note Payable, Net	15,905	0
Derivative Liability	57,366	0
Total Current Liabilities	1,388,009	307,053
Long Term Debt	0	1,000,000
Total Liabilities	1,388,009	1,307,053

Commitments and contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 520,000,000
shares authorized, 140,913,098 and 91,635,604
shares issued and outstanding	70,509	45,818
Additional paid-in capital	1,641,815	445,166
Accumulated Deficit	(2,696,395)	(1,284,059)
Total Stockholders' Deficit	(984,071)	(793,075)

Total Liabilities and Stockholders' Deficit	$403,938	$513,978

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED NOVEMBER 30, 2015 AND 2014

	2015	2014

Revenue	$51,898	$-

Operating Expenses
General and administrative	1,069,356	665,608
Exploration and mining expense	280,667	123,050
Depreciation and amortization	12,044	12,043
Total Operating Expenses	1,362,067	800,701

Other Income (Expense)
Other Expense	(198)	(15,989)
Interest Expense	(135,081)	(40,093)
Change in value of derivative	33,112	-
Total Other Income (Expense)	(102,167)	(56,082)

Net Income (Loss)	$(1,412,336)	$(856,783)

Net Income (Loss) Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted*	$137,527,337	$91,727,686

*Weighted average shares outstanding is adjusted retroactively for the 2 for 1 stock split on June 15, 2015.

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Shares*		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, November 30, 2013	230,000	115	(115)	(427,276)	(427,276)

Founders's share in Purebase, Inc.	91,080,000	45,540	(45,540)	0	0

Units issued for cash	325,604	163	490,821	0	490,984

Net Loss	0	0	0	(856,783)	(856,783)

Balance, November 30, 2014	91,635,604	45,818	445,166	(1,284,059)	(793,075)

Recapitalization	48,800,000	24,400	(27,900)	0	(3,500)

Issuance of Units for Cash
(172,000 shares @ $1.4535)	172,000	86	249,914	0	250,000

Issuance of Units for cash
(199,512 shares @ $2.25)	199,512	100	440,111	0	449,211

Issuance of Units for cash
(44,444 shares @ $2.25)	44,444	44	99,956	0	100,000

Issuance of Units for Cash
(60,538 shares @ $3.25)	61,538	61	199,939	0	200,000

Forgiveness of loan payable	0	0	225,629	0	225,629

Net Loss	0	0	0	(1,412,336)	(1,412,336)

Balance, November 30, 2015	140,913,098	70,509	1,641,815	(2,696,395)	(984,071)

* The number of shares have been adjusted retroactively for the 2-for-1 stock split on June 15, 2015.

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 2015 AND 2014

	2015	2014

OPERATING ACTIVITIES:
Net loss	$(1,412,336)	$(856,783)
Adjustments to reconcile net loss to net cash used
in operating activates:
Depreciation and amortization	12,044	12,043
Excess value of derivatives over note payable	36,478	0
Change in value derivative	(33,112)	0
Amortization of loan discount	15,905	0
Effect of changes in:
Prepaid expenses and other current assets	9,439	(9,939)
Accounts payable and accrued expenses	200,850	103,698
Net cash used in operating activities	(1,170,732)	(750,981)

Investing Activities:
Mineral rights acquisition costs	(75,000)	0
Advances to officers	0	(28,000)
Advances to related parties, repayment	47,071	(60,499)
Net cash used in investing activities	(27,929)	(88,499)

Financing Activities:
Proceeds from sale of equity units	939,210	490,984
Proceeds from notes payable	100,000	650,000
Proceeds from convertible note payable	54,000	0
Advances from related parties	17,680	0
Repayment of advances from related parties	(17,680)	(129,784)
Net cash provided by financing activities	1,093,210	1,011,200

Net change in cash	(105,451)	171,720
Cash, beginning of period	171,720	0
Cash, end of period	66,269	$171,720

Supplementary Information
Interest paid in cash	$12,344	$40,093

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015

NOTE 1.  NATURE OF BUSINESS

Business Activity

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

The share exchange transaction was accounted for as a reverse merger with a public shell (a capital transaction), with Purebase, Inc. as the accounting acquirer and the PureBase Corporation as the legal acquirer.  Although from a legal perspective, PureBase Corporation acquired Purebase, Inc., from an accounting perspective, the transaction is viewed as a recapitalization of Purebase, Inc., accompanied by an issuance of stock by Purebase, Inc. for the net assets of Purebase Corporation. This is because Purebase Corporation did not have operations immediately prior to the merger, and following the merger. Purebase, Inc. is the operating company.  Accordingly, the condensed consolidated financial statements present the historical information of Purebase, Inc.

PureBase Corporation and Subsidiaries
Notes to Financial Statements

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of PureBase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC (“USAM”), collectively referred to as the “Company”.  All intercompany transactions have been eliminated in consolidation.

Going Concern

The Company incurred a net loss of $1,412,336 for the fiscal year ended November 30, 2015 and generated negative cash flows from operations. In addition the Company has generated insignificant revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Revenue Recognition

Revenue is recognized when the product has shipped and the title has transferred to the customer.

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

PureBase Corporation and Subsidiaries
Notes to Financial Statements

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

Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred~~.~~ When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

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

PureBase Corporation and Subsidiaries
Notes to Financial Statements

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Reclassification

Certain numbers from 2014 have been reclassified to conform with the current year presentation.

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in the Company’s balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard, are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Derivative Liability

The following table summarizes fair value measurements by level at November 30, 2015 for liabilities measured at fair value on a recurring basis:

	Balance at November 30, 2015
	Level I	Level II	Level III	Total
Liability for conversion feature	$0	$0	$57,366	$57,366

We measure our conversion feature liability issued from our debt financings on a recurring basis. In accordance with current accounting rules, the liability for conversion feature is being marked to market each quarter end until it is completely settled. The conversion feature is valued using the Black Scholes option pricing model, using both observable and unobservable inputs and assumptions. Significant increases (decreases) in any of these inputs could result in significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the expected term is accompanied by a change in the assumption used for the risk free rate and the expected stock.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the year ended November 30, 2015:

Level III
Conversion feature

Balance as of November 30, 2014	$0
Issuance convertible note payable	$90,478
Reduction in fair value	$33,112
Balance as of November 30, 2015	57,366

PureBase Corporation and Subsidiaries
Notes to Financial Statements

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

The Company has adopted FASB ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended November 30, 2015 and 2014.  The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended November 30, 2015 and 2014.

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

PureBase Corporation and Subsidiaries
Notes to Financial Statements

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

NOTE 3.  PROPERTIES

Placer Mining Claims Lassen County, CA

Placer Mining Claim Notices have been filed and recorded with the US Bureau of Land Management (the “BLM”) relating to 50 Placer mining claims identified as “USMC 1” thru “USMC 50” covering 1,145 acres of mining property located in Lassen County, California and known as the “Long Valley Pozzolan Deposit”. The Long Valley Pozzolan Deposit is a placer claims resource in which the Company holds non-patented mining rights to 1,145acres of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. These claims were assigned to Purebase by one of its founders at his original cost basis of $0. These claims require a payment of $30,000 per year to the BLM.

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

Snow White Mine located San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management (“BLM”).   An initial deposit of $50,000 was paid to escrow, and the agreement required the payment of an additional $600,000 at the end of the escrow period.  There was a delay in the seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of another $25,000, the parties agreed to extend the closing.  The mining claims require a minimum royalty payment of $3,500 per year.

PureBase Corporation and Subsidiaries
Notes to Financial Statements

Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a director of PureBase, paid $575,000 to acquire the property on or about October, 15, 2015. Mr. Bremer is holding the property and will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses.

NOTE 4.  NOTES PAYABLE

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest are payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at November 30, 2015 and 2014.

On August 31, 2014, Purebase issued a promissory note for a loan in the amount of $200,000 to a then shareholder.  The note bore interest of 5% per annum with the principal and accrued interest due on October 31, 2014.  This note was forgiven in November 2015 and such balance of $200,000 plus accrued interest of $25,629 were removed as liabilities of the Company and recorded as a capital contribution.

During the year ended November 30, 2013, the Company received non-interest bearing advance from GroWest, a company owned by a significant stockholder of Purebase. At November 30, 2013, the balance of these advances amounted to $129,784, which was repaid in full during the year ended November 30, 2014.

On September 10, 2015, PureBase issued a promissory note of $54,000 to an unaffiliated third party for general working capital needs.  This note bears interest at 8% per annum with the principal and accrued interest due June 11, 2016.  The note is convertible, at the option of the holder, into shares of common stock.  The conversion price shall be equal to 58% of the average of the lowest 3 out of the 10 closing bid prices prior to conversion.  A discount for the conversion feature was recorded for the full amount of the note in September 2015.  Such discount is being amortized through June 2016.  The balance of the discount was $38,095 at November 30, 2015.  The Company also has to reserve 6.5 times the number of shares into which the note converts.  The note was convertible into 24,437 shares at November 30, 2015.

The fair value of the conversion feature at November 30, 2015 is $57,366.  The fair value was estimated using the Black Scholes option-pricing model with the following assumptions:

Term	0.53 year
Risk free interest rate	0.12%
Volatility	150%
Dividend Yield	0%

On July 13, 2015 the Company issued a promissory note in the amount of $100,000 for general working capital needs. The note bears interest of 6% per annum with the principal and accrued interest due on January 13, 2016.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

Purebase is temporarily subletting office space from OPTEC Solutions, LLC, a company partly owned by the Company’s CFO, on a month-to-month basis. Base rent under the lease is $2,500 per month.

PureBase Corporation and Subsidiaries
Notes to Financial Statements

Mineral Properties

Our mineral rights require various annual lease payments. See Note 3.

Legal Matters

Purebase and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants and is pending awaiting determination by the Court. A Hearing on Defendants’ Motion to Dismiss was held on April 17, 2015 at which time the Defendants’ Motion was denied. In addition, the Plaintiffs were allowed 60 days to amend their Complaint. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral argument on the Defendants’ Motion to Dismiss is scheduled for December 17, 2015. On March 2, 2016, the Court issued its decision regarding Defendant’s Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants.  The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.

Contractual Matters

On November 1, 2013, Purebase entered into an agreement with US Mine Corp, which performs services relating to various technical evaluations and mine development services to Purebase with regard to the various mining properties/rights owned by Purebase. Terms of services and compensation will be determined for each project undertaken by US Mine Corp.

Snow White Mine

The Company made payments totaling $75,000 towards the purchase of the Snow white Mine.  The company will need to pay Mr. Bremer, a director of PureBase, an additional sum of $575,000 plus expenses, in order to obtain title of this property.

Concentration of Credit Risk

The Company maintains cash accounts at a financial institution. The account is insured by the Federal Deposit Insurance Corporation (“FDIC”). The cash account, at times, may exceed federally insured limits.

NOTE 6.  STOCKHOLDERS’ EQUITY

Stock Splits
On November 21, 2014, the Company effected a 2.3-to-1 forward split, and on June 15, 2015, the Company effected a 2-for-1 stock split.  All the shares and per share amounts have been retroactively restated to reflect these splits.

PureBase Corporation and Subsidiaries
Notes to Financial Statements

Authorized Shares
The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $0.001 par value preferred stock.  No preferred stock was outstanding at November 30, 2015 and 2014.

The Company’s Articles of Incorporation also authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock.

Common Stock Warrants
During the course of the year ended November 30, 2015, the Company raised capital through the sale of units.  Each unit was comprised of one share of common stock and one warrant. Warrants outstanding at November 30, 2015 were as follows:

Shares	Exercise price	Maturity
172,000	$3.00	February 2017
243,956	$3.75	April 2017
61,538	$3.25	October 2017

During the quarter ended February 28, 2015, the Company sold 172,000 units under a private placement memorandum.  Each unit is comprised of one (post-split) share of common stock and one warrant to purchase one (post-split) share at $3.00 per share.  The warrants to purchase 172,000 shares of common stock expire on February 5, 2017.

During the quarter ended May 31, 2015, the Company sold 243,956 units under a private placement memorandum.  Each unit is comprised of one share of common stock and one warrant to purchase one share at $3.75 per share.  The warrants to purchase 243,956 shares of common stock expire on April 20, 2017.

During the quarter ended November 30, 2015, the Company sold 61,538 units under a private placement memorandum.  Each unit is comprised of one share of common stock and one warrant to purchase one share at $3.25 per share.  The warrants to purchase 61,538 of common stock expire on October 1, 2017.

NOTE 7.  RELATED PARTY TRANSACTIONS

In October 2014, Purebase acquired the Mineral Preference Rights Lease in Esmeralda County, NV from US Mine Corp., a company owned by the majority stockholders of Purebase. The consideration of $200,000 was paid from the proceeds from the Company’s $1,000,000 promissory note.

Purebase entered into a Contract Mining Agreement with US Mine Corp pursuant to which US Mine Corp will provide various technical evaluations and mine development services to Purebase. No services were rendered pursuant to this contract during the years ended November 30, 2015 and 2014.

During the year ended November 30, 2014, Purebase acquired the Placer Mining Claims, “USMC 1-50”, from Scott Dockter, the Company’s Chief Executive Officer, in exchange for 58,456,800 founders’ shares of common stock. These mining claims were recorded at the CEO’s historical cost basis of $0.

During the fiscal year ended November 30, 2015 and 2014, Purebase paid rent of $25,500 and $50,285, respectively to OPTEC Solutions. Amy Clemens, the CFO of Purebase, is part owner of OPTEC Solutions.

During 2013, GroWest Corporation advanced $129,784 to Purebase to fund ongoing business operations. GroWest is a company owned by John Bremer, who is a major stockholder of Purebase. The advance was repaid in full during 2014.

PureBase Corporation and Subsidiaries
Notes to Financial Statements

PureBase entered into a Consulting Agreement with Baystreet Capital Corp. to provide investor relations and other services as requested by Purebase. The Consulting Agreement will continue until terminated by one or both parties. During the year ended November 30, 2015 and 2014, consulting fees were paid to Baystreet Capital of $30,000 and $38,000 respectively.  Todd Gauer is a principal of Baystreet Capital and a PureBase shareholder.

Purebase entered into a Consulting Agreement with JAAM Capital Corp. to provide business development and marketing services as requested by Purebase. The Consulting Agreement will continue until terminated by one or both parties. During the year ended November 30, 2015 and 2014.PureBase paid JAAM Capital $60,000 and $10,000 respectively in consulting fees.  Kevin Wright is a principal of JAAM Capital and a shareholder of PureBase.

During the year ended November 30, 2015, the Company paid $82,500 to its CFO, and $126,341 to its CEO, as compensation. During the year ended November 30, 2014, the Company paid $175,000 to its CEO and $53,000 to its CFO.

For the fiscal year ended November 30, 2015, the Company also paid a bonus of $150,000 to Scott Dockter, CEO and President of PureBase.

During 2015, OPTEC Solutions, LLC advanced funds to PureBase of $2,680for ongoing business operations. Amy Clemens, CFO is the part owner of OPTEC Solutions, LLC.

During the year ended November 30, 2015, the Company made payments to US Mine Corp. an entity owned by the majority shareholders of the Company, for expenses paid by US Mine Corp. on behalf of the Company.  Such payments amounted to $201,438.  US Mine Corp also reimbursed the Company $85,537 for over-payments.  The balance due US Mine Corp at November 30, 2015 was $6,267.

During the years ended November 30, 2015 and 2014, the Company paid $25,542 and $11,728 respectively, for the business use of the CEO’s private plane.

During the year ended November 30, 2015, John Bremer, a company shareholder, paid legal fees totaling $25,403 on behalf of the company.  Such amount remains due to Mr. Bremer at November 30, 2015.

During the year ended November 30, 2015, the Company paid $25,000 to Growest Corporation, a company owned by John Bremer, who is a Director and major stockholder of the Company, as a deposit on a mine.  The mine purchase subsequently was assumed by John Bremer. See Note 3.

During FY 2015, GroWest Corporation advanced $15,000 to the Company to fund ongoing business operations. As of November 30, 2015 the $15,000 advance had been repaid.  GroWest is a company owned by John Bremer, who is a Director and major stockholder of the Company.

During FY 2015, a note payable plus accrued interest totaling $225,629 for money advanced in 2014 by a shareholder, was forgiven.  Such forgiveness is presented as an increase in stockholders' equity.

PureBase Corporation and Subsidiaries
Notes to Financial Statements

NOTE 8.  SUBSEQUENT EVENTS

Effective February 29, 2016, the $100k note due to Bayshore Capital is assigned to A. Scott Dockter.  Mr. Dockter is therefore responsible for the debt to Bayshore and not PureBase Corp.  The debt reassignment allows to clear off the balance of advances to officer.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the fiscal year covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter. From August 24, 2015 to January 23, 2016 the Company had retained the services of an outside firm to assist the Company’s CFO by providing bookkeeping services. The termination of the outside accounting firm will significantly affect the controls subsequent to the date of their evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2015 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified three material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

●
Lack of an independent board of directors, including an independent financial expert. The current board of directors was recently expanded to include an additional independent director however independent Directors only comprise half of the four-member Board and the Board still lacks an independent financial expert. The current board is composed of four members and may be expanded to as many as nine members under the Company’s By-Laws.

●
Lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions. The Company sought to address the issue of increasing accounting resources by hiring an outside bookkeeping service to assist the CFO in her accounting and reporting functions. However, as of January, 2016, the Company terminated its outside financial bookkeeping service.

●	Lack of adequate oversight/approval of transactions with related parties of the Company. The Company intends to adopt new procedures for disbursing funds to officers and affiliates of the Company.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Director Since
A. Scott Dockter	59	President, CEO and Chairman	9/24/2014
Calvin Lim	58	Director	10/27/2014
John Bremer	66	Director	12/23/2014
John Gingerich	62	Director	9/24/2015
Amy Clemens	58	CFO and Secretary	10/27/2014

Our Board of Directors currently consists of four members. Each director holds office until his/her successor is duly elected by the stockholders.  Executive officers serve at the pleasure of the Board of Directors.  Our current directors and executive officers are:

A. Scott Dockter has been the CEO, President and a Director of the Company since September 24, 2014 and President and a Director of Purebase Ag. since January 22, 2014. Mr. Dockter also serves as the CEO and a Director of US Mine Corp. from 2012 to the present. US Mine Corp. is a private company focusing on the development and contract mining of industrial mineral and metal projects.  Mr. Dockter was also a Manager-Member of US Agricultural Minerals, LLC from its inception in June, 2013 until its acquisition by Purebase Ag on November 24, 2014 however he continues as the COO of the LLC. Mr. Dockter is also a Manager-Member of US Mine, LLC which owns a 3,306 - acre mining property located in Ione, CA. From July 2010 to June 2012, Mr. Dockter served as CEO, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold after a reorganization with a company called Steele Recording Corp. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the USA, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has had comprehensive involvement in all aspects of the mining business, including exploration, permitting, mine development, financing, operations, asset acquisitions, and marketing and sales. His experience covers a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals. Mr. Dockter has over 19-years’ experience as a director in the public markets, and has broad experience in the debt and equity markets. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. Mr. Dockter is not currently an officer or director of any other reporting company.

Calvin Lim was appointed to the Board of Directors on October 27, 2014. Mr. Lim was also appointed a Director of Purebase Ag on February 5, 2015.Mr. Lim owned and operated two large Chinese restaurants in Sacramento from 1981 to 2003. From 1984 to 2006 he served as President of Hoi Sing Inc., which was a company which invested in properties located in Hong Kong and China and he was co-owner of the Oriental Trading Company which was involved in the Chinese imports and exports business until its closure in 2008. Mr. Lim is now retired. Mr. Lim earned his bachelor’s degree in Business Administration from Sacramento State University. Mr. Lim is not currently an officer or director of any other reporting company.

John Bremer was appointed a Director of the Company as a result of the Reorganization in December, 2014. Mr. Bremer was also appointed a Director of Purebase Ag on February 5, 2015.  Mr. Bremer is a seasoned executive managing successful business’s for the past 36 years. From February 20, 2014 to the present he has served as a Director and President of U.S Mine Corp. Mr. Bremer was also a Manager-Member of US Agricultural Minerals, LLC from its inception in June, 2013 until its acquisition by Purebase Ag on November 24, 2014.Mr. Bremer is also a Manager-Member of US Mine, LLC which owns a 3,306 - acre mining property located in Ione, CA. For the past 21 years he has been the CEO of GroWest, Inc. a holding company with subsidiary companies in the heavy equipment rental and property development business in California. Mr. Bremer started his career teaching college level horticulture and soil science classes. When Mr. Bremer moved on from teaching he opened and managed large mining operations for Riverside Cement and California Portland Cement Company. During his time working with cement producers he was engaged in several cement solutions. An example was helping design material input methodologies to reduce the Nitrogen Oxide emissions from calcining cement. This interaction and knowledge of the cement industry has led to the creation of proprietary cement replacement products. Mr. Bremer also developed a large organic composting operation in Riverside County which provided a successful management solution for bio solids from Los Angeles, Orange and Riverside Counties. Once that company completed its development and was well positioned, he successfully sold it to Synagro Technologies and the company continues today as a part of The Carlyle Group. Mr. Bremer has successfully developed several other properties in the Riverside County and Napa Valley which included comprehensive experience in permitting processes. Mr. Bremer earned his Bachelor’s degree in Agri-Business from California State Polytechnic University, Pomona, CA.  Mr. Bremer is not currently an officer or director of any other reporting company.

John Gingerich was appointed to the Company’s Board of Directors on September 24, 2015. Since December, 2002 Mr. Gingerich has been President of Geotechnical Business Solutions Inc. (“GBS”) which provides mine and financing consulting services. GBS has its corporate offices in Mississauga, Canada. Commencing in June, 2007 Mr. Gingerich also became President, CEO and Chairman of Advanced Explorations Inc.,(“AEI”)  a junior mining company with executive offices located in Toronto, Canada. On July 8, 2015 AEI filed for bankruptcy protection under the Canadian Bankruptcy and Insolvency Act. AEI is seeking to restructure under bankruptcy as debtor-in-possession and is expected to finalize its restructuring by April or May of 2016. Beginning in December 2010 Mr. Gingerich was appointed Chairman of the Board of Bactech Environmental Corp. which provides mine tailings (environmental) cleanup services and, from July, 2015 until February, 2016, he served on the Board of MagIndustries Corporation which is a Potash Mine developer.  He has served 20 years as the Chairman for the Exploration Division of the Canadian Mining and Research Organization (CAMIRO), a mineral industry run and funded research organization. Mr. Gingerich earned a Bachelor Degree in Physics from Simon Fraser University in 1979. Mr. Gingerich is not currently an officer or director of any other reporting company.

Amy Clemens was appointed as the Chief Financial Officer and Corporate Secretary of the Company on October 27, 2014. Ms. Clemens was appointed CFO of Purebase Ag on October 10, 2014 and Corporate Secretary on January 5, 2015.  Before joining the Company, she established OPTEC Solutions, LLC in January, 2008 and she currently serves as the Chief Operations Officer. OPTEC Solutions, LLC provides manned and unmanned aerial solutions to the Department of Defense. Ms. Clemens has over 30 years’ experience in corporate finance, budget, internal audit and business management.  She also brings several years’ experience working in the petrochemical industry. She is President of an all-volunteer organization known as the Golden West Aviation Association. Ms. Clemens earned her bachelor’s degree in History with a minor in Business and master’s degree in History from the University of Texas at San Antonio.  Currently, she is working on her degree in Doctoral Management from the University of Phoenix. Ms. Clemens is not currently an officer or director of any other reporting company.

Other Significant Employees

Michael Kessler was appointed as General Counsel of the Company on November 1, 2014. He has been a member of the State Bar of California for the last 27 years. During that time he has served as corporate counsel to mining companies and environmental companies in California including Newgold, Inc. and Eco Technology, Inc. Prior to attending law school, Mr. Kessler worked on Wall Street for a financial public relations and joint venture capital management firm. He attended Western State University College of Law where he earned his Juris Doctorate.

Directors serve for a one-year term or until his or her successor is elected and qualified. Our Bylaws provide for one to nine directors with the Board having the authority to set the number of Directors within that range. The Board has determined four directors as the current authorized number. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Corporate Governance

Our Board of Directors has four directors and has not yet established an Audit Committee. Consequently, until an Audit Committee is formed, all responsibilities of an Audit Committee are currently being performed by the entire Board. Our Board does not have an executive committee or any committee performing similar functions. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent. Pursuant to an exemption provided under the NASDAQ regulations, we expect to establish an Audit Committee with independent members  within the current fiscal year.

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

Code of Business Conduct and Ethics

The Board intends to adopt a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company and Purebase Ag.  Upon adoption we will provide any person, without charge, a copy of this Code.  When a Code of Conduct is adopted requests for a copy of the Code may be made by writing to PureBase Corporation, 1670 Sierra Ave., Suite 402, Yuba City, CA 95993 Attention: Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities were registered under §12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on September 24, 2015. Consequently the reporting requirements of §16(a) as well as the Proxy Rules of the Exchange Act became applicable to the Company on September 24, 2015.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of the Company’s common stock to file reports of ownership initially on Form 3 and changes in ownership thereafter on Form 4 with the SEC.  Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Upon registering under §12(g) of the Exchange Act, all of the Company’s Directors, executive officers and 10% stockholders were required to file an initial Form 3 with the SEC within 10 days after September 24, 2015.

Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, since September 24, 2015, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

Mr. Dockter did not file his Form 3 which was due on October 5, 2015 until October 8, 2015.

Mr. Bremer did not file his Form 3 which was due on October 5, 2015 until January 4, 2016.

Mr. Gingerich did not file his Form 3 which was due on October 5, 2015 until February 4, 2016.

Mr. Todd Gauer, who, through his two holding companies Bayshore Capital and Baystreet Capital, owns in the aggregate over 10% of the Company’s outstanding common stock has not yet filed his Form 3 which was due on October 5, 2015.

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

Board Meetings and Committees

Our Board of Directors held one meeting during the fiscal year ended November 30, 2015 and acted by unanimous written consent on 9 occasions. Each nominee who was a director during fiscal year 2015 participated in at least 75% of the aggregate number of the meetings or actions taken in lieu of a meeting of the Board held during the time that such nominee was a director.

Attendance of Directors at Annual Meetings of Stockholders

The Company has a policy of encouraging, but not requiring, directors to attend the Company’s annual meeting of stockholders.

Compensation of Directors

At present we do not pay our Directors any compensation or cost reimbursement for their service as Directors. We have no standard arrangement pursuant to which our Directors are compensated for any services provided as a director or for committee participation or special assignments.  The Company’s Directors were not paid any compensation during fiscal years 2015 or 2014.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s Principal Executive Officers during the fiscal years ended November 30, 2015 and 2014 and each employee who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Joseph Shea (CEO)(1)	2014	Nil	-0-	-0-	-0-	-0-	-0-	-0-		Nil

Scott Dockter (CEO)(2)	2015	49,841	150,000	-0-	-0-	-0-	-0-	76,500	(4)	276,341
	2014	-0-	-0-	-0-	-0-	-0-	-0-	175,000	(4)	175,000
Amy Clemens (CFO)(3)	2015	34,500	-0-	-0-	-0-	-0-	-0-	48,000	(4)	82,500
	2014	-0-	-0-	-0-	-0-	-0-	-0-	53,000	(4)	53,000

(1)	Mr. Shea served as the CEO and CFO until September 24, 2014.
(2)	Mr. Dockter became CEO on September 24, 2014.
(3)	Ms. Clemens became CFO on October 27, 2014.
(4)	Paid as consulting fees.

The Company intends to pay cash compensation to its officers and consulting fees to entities providing services to the Company and owned by its Directors in the future as determined and approved by the Company’s Board of Directors. The Company plans to enter into employment agreements with certain of its key executives.

Equity Based Compensation

PureBase has no long-term compensation or stock incentive plans at the present time.

Employee Pension, Profit Sharing or Other Retirement Plans

PureBase does not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation Discussion and Analysis

Compensation of Executive Officers

The Board of Directors will initially supervise our executive compensation program for named individuals. During 2015 three members of the Board were non-employee directors. When a Compensation Committee is formed members of our management will not attend executive sessions of the Committee but will, upon request, provide input regarding their performance to the Committee.  The Board has not engaged any outside compensation consultants and has not delegated its authority to anyone.

During the fiscal year 2016 the Board hopes to be able to initiate employee base salaries and grant a full range of incentives based upon the individual effort and the overall success of the Company during the current fiscal year. The Board has not determined specific target objectives due to the significant challenges which face the Company as a development stage company during the current fiscal year.  However, we will monitor the efforts of individual officers and employees and the overall success of the Company in determining if and when incentives can be granted.  Because we have not determined any target objectives, we are unable to provide an assessment of how likely it will be for incentives to be achieved by our executive officers. Achievement of incentives involves future performance and, therefore, is subject to significant uncertainties. However, the Board believes it will establish future target objectives that are achievable with an appropriate amount of dedication and hard work.

Compensation Philosophy

The Board will determine compensation levels and components for Named Executive Officers (“NEOs”) to attract, retain, and motivate talent in our competitive market environment while focusing the management team and the Company on the creation of long-term value for stockholders. Positions included as NEOs during 2015 include: Principal Executive Officer and the Chief Financial Officer. Other positions may be added as business conditions warrant. If an NEO is also a Director, such NEO will abstain from participating in or voting on his/her own compensation package.

Our Board will administer four elements for NEO’s compensation: base salary (cash), short-term incentives (bonus – cash, equity, or both), long-term incentives (equity), and benefits. The total compensation package will reflect the Company’s “Pay for Performance” philosophy, which is to couple employee rewards with the interests of stockholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of stockholders. Further, we believe in development and internal promotion of proven, existing employees whenever optimal for the interests of the Company. When cash flow permits, the Board will target the total compensation level over time to be competitive with comparable companies in our industry segments and geographic locations.

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

Historically, there are several directly comparable public companies in the US mineral resource mining field. Many of our competitors are much larger companies that are not directly comparable in size, geographic coverage, and scope of production. Therefore, a direct peer group comparison may not be appropriate and salary survey information from multiple sources will be used to supplement available company data.

Base Salary

The base salaries for executive officers will be evaluated annually after the completion of each fiscal year. It will be adjusted, when the Company’s financial condition permits, to be competitive with the external market, job responsibilities, and the individual’s performance in their job and is subject to any employment agreement or compensation arrangements with that individual.

Short-Term Incentive (Bonus)

The Board will strive to grant bonuses to incentivize officers and employees when their job performance warrants such bonuses and the financial condition of the Company permits such incentives to be granted.  Since we have been in business for only a short period of time, the Board will evaluate whether any bonuses are warranted after an evaluation of each fiscal year’s performance. The Board awarded a $150,000 bonus to its CEO for the 2015 fiscal year. No bonuses were awarded for the 2014 fiscal year.

Long-Term Incentives (Stock Options)

The Board believes that providing stock and option grants to its officers and directors rewards such individuals for the long-term financial success of the Company and links their rewards to those of our stockholders.

The Company plans to adopt a Stock Option Plan during the 2016 fiscal year. The Board may evaluate and adopt other inventive plans and retirement plans in order to allow its officers and employees to participate in the Company’s long-term success.

Benefits

Officers are entitled to participate in all benefits provided to employees of the Company and/or Purebase Ag. At the present time, the Company does not offer such benefits.

Employment Agreements

As of the end of FY 2015, none of the Company’s officers or employees had employment contracts.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of February 19, 2016, the ownership of the Company’s common stock by its current directors, and its executive officers and all officers and directors as a group, and each person known to be the beneficial owner of more than 5% of the Company’s outstanding common stock. To the Company’s best knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name of Beneficial Owner	Number of Shares Owned Beneficially	Percent Of Class(1)	Title Of Class
A. Scott Dockter, CEO and Director 3090 Boeing Road Cameron Park, CA 95682	47,912,224	34%	Common
John Bremer, Director 10490 Dawson Canyon Road Corona, CA 92883	40,105,500(2)	28.5%	Common
Calvin Lim, Director 6580 Haven Side Drive Sacramento, CA 95831	-0-	0%	Common
John Gingerich, Director	-0-	0%	Common
Amy Clemens, CFO 1670 Sierra Ave., Suite 402 Yuba City, CA 95993	383,000(3)	Less than 1%	Common
All Executive Officers and Directors as a group (5 people)	88,400,724	62.7%	Common
Baystreet Capital Corp. Bayshore Capital 136 Turtle Cove Road Turks & Caicos Islands British West Indies	21,338,800(4)	15.1%	Common
Kevin Wright 1 Yonge Street, Suite 1801 Toronto, ON M5E 1W7	12,582,800	8.9%	Common

(1)	Includes the issuance of 45,817,802 shares in the Reorganization of December 23, 2014 and a 2-for-1 stock split which was effective as of June 15, 2015.
(2)	Amount includes57,500 shares held by Mr. Bremer’s wife for which he disclaims beneficial ownership.
(3)	120,000 of these shares are owned by Optec Solutions, a company of which Ms. Clemens is a principal owner.
(4)	Todd Gauer is the principal owner of both Baystreet Capital and Bayshore Capital.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

Interest of Management and Others in Certain Transactions

The Company acquired the rights to purchase the Snow White Mine property from US Mine Corp., which is a Nevada corporation of which Scott Dockter and John Bremer are owners and executive officers. On November 24, 2014 US Mine Corp purchased the Snow White property for $650,000. On December 1, 2014 US Mine Corp transferred its right to purchase the Snow White property to the Company at which time the Company paid a down payment of $50,000.Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a director of PureBase, acquired the property on or about October 15, 2015 by paying the remaining purchase price balance of $575,000 to the Seller. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses.

Purebase Ag acquired the Mineral Preference Rights Lease in Esmeralda County, NV from US Mine Corp. of which Scott Dockter and John Bremer are owners and executive officers.

During the year ended November 30, 2014, Purebase acquired the Placer Mining Claims, “USMC 1-50”, from Scott Dockter, the Company’s Chief Executive Officer, and his wife in exchange for 58,456,800 founders’ shares of common stock. These mining claims were recorded at the CEO’s historical cost basis of $0.

Intellectual property applicable to cement and other products of interest to the Company was acquired through the acquisition of US Agricultural Minerals, LLC which is a Nevada limited liability company of which Scott Dockter and John Bremer and Mr. Bremer’s wife were Manager-Members.

During the fiscal year ended November 30, 2015 and 2014 Purebase Ag paid rent of $25,500 and $50,286, respectively for office space to Optec Solutions. Amy Clemens, the Company’s CFO, is part owner of Optec Solutions.

During FY 2013, GroWest Corporation’s balance due from Purebase Ag was $129,784  to fund ongoing business operations. This advance was repaid in full during 2014. During FY 2015, GroWest Corporation advanced $15,000 to the Company to fund ongoing business operations. As of November 30, 2015 the  $15,000 advance had been repaid. GroWest is a company owned by John Bremer, who is a Director and major stockholder of the Company.

During fiscal year 2014 Purebase Ag paid Baystreet Capital Corp. consulting fees to provide investor relations and other services as requested by the Company and/or Purebase Ag. Todd Gauer is a principal of Baystreet Capital and is a major stockholder of the Company and a former officer and director of Purebase Ag. During the year ended November 30, 2015 and 2014, consulting fees were paid to Baystreet Capital of $30,000 and $38,000 respectively.  Todd Gauer is a principal of Baystreet Capital and a PureBase shareholder.

During fiscal year 2014 Purebase Ag paid JAAM Capital Corp. consulting fees to provide business development and product marketing services as requested by the Company and/or Purebase Ag.  Kevin Wright is a principal of JAAM Capital and is a major stockholder of the Company and a former officer and director of Purebase Ag. During the year ended November 30, 2015 and 2014.PureBase paid JAAM Capital $60,000 and $10,000 respectively in consulting fees.  Kevin Wright is a principal of JAAM Capital and a shareholder of PureBase.

The Reorganization transaction involved Mr. Dockter who, at the time of the Reorganization, was an officer, Director and major stockholder of  POCO and Purebase, Inc.

Purebase Ag entered into a Contract Mining Agreement with US Mine Corp. pursuant to which the Purebase Ag agreed to use the services of USMC to perform exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, mine production and mine site reclamation. As a result of the Reorganization, the Company assumed the rights and obligations of this Agreement. US Mine Corp. is a private company focusing on the development and contract mining of industrial mineral and metal projects of which Scott Dockter and John Bremer are officers, directors and owners. The Company has not sought bids from other service providers.

During 2015, OPTEC Solutions, LLC advanced funds to PureBase Corp. of $2,680for ongoing business operations. Amy Clemens, CFO, is the part owner of OPTEC Solutions, LLC.

During the year ended November 30, 2015, the Company made payments to US Mine Corp. an entity owned by the majority shareholders of the Company, for expenses paid by US Mine Corp. on behalf of the Company.  Such payments amounted to $201,438.  US Mine Corp also reimbursed the Company $85,537 for over-payments.  The balance due US Mine Corp at November 30, 2015 was $6,267.

During the years ended November 30, 2015 and 2014, the Company paid $25,542 and $11,728, respectively, for the business use of its CEO’s private plane.

During the year ended November 30, 2015, John Bremer, a Company shareholder, advanced legal fees totaling $25,403 on behalf of the Company.  Such amount remains due to Mr. Bremer at November 30, 2015.

During the year ended November 30, 2015, the Company paid $25,000 to Growest Corporation, a company owned by John Bremer, who is a Director and major stockholder of the Company, as a deposit on a mine.  The mine purchase subsequently was assumed by John Bremer.

Except for the above, during the fiscal years ended November 30, 2014 and November 30, 2015, there have not been, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

●	a Director or Officer of the Company or a company in which such person has a financial interest;
●	any nominee for election as a director;
●	any principal security holder identified in the preceding “Security Ownership of Certain Beneficial Owners and Management” section; or
●	any relative, spouse, or relative of such spouse, of the above referenced person.

Should a transaction, proposed transaction, or series of transactions involve: (i) one of our officers or directors, (ii) a related entity or an affiliate of a related entity, or (iii) a holder of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transactions must be approved by the unanimous consent of our Board of Directors.  In the event a member of the Board of Directors is a related party, such Director(s) may participate in the discussion of the proposed related party transaction but will abstain from the Board vote relating to such transaction.

During FY 2015, a note payable plus accrued interest totaling $225,629 for money advanced in 2014 by a shareholder was forgiven.  Such forgiveness is presented as an increase in stockholders' equity.

Effective February 29, 2016, the $100,000 note due to Bayshore Capital was assigned to A. Scott Dockter.  Mr. Dockter is therefore responsible for the debt to Bayshore and not PureBase Corp.  The debt reassignment allows to clear-off the balance of advances to officer line item.

Director Independence

As of November 30, 2015, only two of the four current Company Directors would be deemed “independent” under the applicable NASDAQ definition. While Mr. Bremer is not an officer or employee of the Company, he currently serves as a Director of Purebase Ag and served as a Manager of US Agricultural Minerals, LLC during the past two years. The Company anticipates appointing one or more directors to its Board during the current fiscal year who would be deemed independent directors.

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

The Board has reviewed and discussed with the Company’s management the audited consolidated financial statements as of and for the fiscal years ended November 30, 2015 and 2014.

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

Based on the reviews and discussions referred to above the Board has approved the audited financial statements referred to above to be included in the Company’s Annual Report on Form 10-K for the periods ended November 30, 2015 and 2014to be filed with the SEC.

The material contained in this Board Report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date of this annual report and irrespective of any general incorporation language in such filing.

Independent Public Accountants

The Company’s independent public accountants for the last completed fiscal years ended November 30, 2015 and  2014, were Rose, Snyder & Jacobs LLP.

Principal Accountant’s Fees and Services

During the Company’s fiscal year ended November 30, 2015 the Company was billed the following aggregate fees by RSJ.

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements included in this Form 10-K,  review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by RSJ to the Company for professional services rendered for the audit of the Company’s and its subsidiaries’ financial statements for the fiscal year, and for services provided by RSJ in connection with statutory or regulatory filings for the fiscal year, were $50,300 and $38,000 billed by RSJ for the fiscal year ended November 30, 2015 and 2014, respectively.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters.

During fiscal year 2015 and 2014, RSJ did not bill for Audit-Related Fees.

Tax fees

In fiscal year 2015, $10,000 was paid for professional services rendered for tax, compliance and preparation of our corporate tax returns and other tax advice. In fiscal year 2014, no tax fees were paid to any accounting firm.

All Other Fees

There are no other fees to disclose.

Auditor Independence

As stated elsewhere in this report, the Company’s Board of Directors performs the functions of the Audit Committee. All of the services performed by RSJ for the fiscal year 2015 were reviewed and approved by the Company’s Board, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.

Pre-Approved Policies and Procedures

Prior to retaining RSJ to provide services in the current fiscal year (beginning December 1, 2015), the Board of Directors first reviewed and approved RSJ’s fee proposal and engagement letter.  In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. The Company’s pre-approval policy provides that the Audit Committee (or the Board in the absence of an Audit Committee) must specifically pre-approve any engagement of RSJ for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Audited financial statements for the fiscal year ended November 30, 2015 for the Company and the fiscal year ended November 30, 2014 for Purebase, Inc. (now a wholly-owned subsidiary of PureBase Corporation called Purebase Agricultural, Inc.) are included with this annual report.

(b)	Exhibits

Exhibit No.	Description of Exhibit
2.1(3)	Plan and Agreement of Reorganization between Port of Call Online, Inc. and Purebase, Inc. and Certain Stockholders of Purebase, Inc. dated December 23, 2014.
3.1.1(1)	Articles of Incorporation
3.1.2(4)	Certificate of Change to Articles of Incorporation (stock split) effective November 7, 2014
3.1.3(4)	Amendment to the Articles of Incorporation (name change) effective January 12, 2015
3.1.4(5)	Certificate of Change to Articles of Incorporation (stock split) effective June 15, 2015
3.2(1)	Bylaws
10.1(2)	Assignment of Purchase Agreement of Snow White Mine dated December 1, 2014
10.2(3)	Placer Claims Assignment Agreement dated July 30, 2014
10.3(3)	Preference Rights Lease Assignment Agreement dated October 6, 2014
10.4(3)	Plan and Agreement of Reorganization Between Purebase, Inc., US Agricultural Minerals, LLC and the Members of US Agricultural Minerals, LLC dated November 24, 2014
10.5(3)	Contract Mining Agreement dated November 1, 2013
10.6(4)	California State-sponsored Report, 2001, Mineral Land Classification of the Long Valley Pozzolan Deposits, Lassen County, California
10.7(4)	Summary prepared by Matcon Corp. covering the Snow White Mine property
21(4)	Subsidiaries of PureBase Corporation
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________
*Filed herewith.
(1)  Filed with Registrant’s Form S-1 Registration Statement filed on May 13, 2013.
(2)  Filed as an exhibit to Registrant’s Form 8-K filed on December 2, 2014.
(3)  Filed as an exhibit to Registrant’s Form 8-K filed on December 24, 2014.
(4)  Filed as an exhibit to Registrant’s Form 10-K filed on March 16, 2015.
(5)  Filed as an exhibit to Registrant’s Form 8-K filed on June 16, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORP.

Date: March 9, 2016	By:	/s/ A.Scott Dockter
A. Scott Dockter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Scott Dockter	Director and Chief Executive Officer	March 9, 2016
A.Scott Dockter

/s/ Amy Clemens	Secretary and Chief Financial Officer	March 9, 2016
Amy Clemens	(Principal Financial & Accounting Officer)

/s/ Calvin Lim	Director	March 9, 2016
Calvin Lim

/s/ John Bremer	Director	March 9, 2016
John Bremer

/s/ John Gingerich	Director	March 9, 2016
John Gingerich