Form 10-Q
period 2016-02-29
PureBase Corp
filed 2016-04-19
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number  333-188575

PUREBASE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	27-2060863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8625 State Hwy. 124 Ione, CA	95640
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(209) 790-4535

__________________________________________________________
(Former name, address and former fiscal year if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes         X         No______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes         X         No______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes _____   No         X

Indicate the number of shares outstanding of the issuer’s common stock, as of March 31, 2016 was 140,921,134.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2016	November 30, 2015
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$15,952	$66,269
Prepaid expenses and other assets	500	500
Advances to officer	0	30,394
Total Current Assets	16,452	97,163

Property and Equipment
Property and Equipment	35,151	35,151
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(31,448)	(28,437)
Total Property and Equipment	28,764	31,775

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on Mineral Rights	75,000	75,000
	275,000	275,000
Total Assets	$320,216	$403,938

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$114,923	$65,388
Accrued Payroll and Related	130,168	59,745
Accrued Interest	58,873	44,730
Other Accrued Liabilities	13,206	13,205
Due from Officer	49,606	0
Due to Affiliated Entities	106,719	31,670
Notes Payable Current	1,044,970	1,100,000
Convertible Notes Payable, Net	40,167	15,905
Derivative Liability	103,594	57,366
Total Current Liabilities	1,662,226	1,388,099

Commitments and contingencies

Stockholders’ Deficit
Common stock $0.001 par value,520,000,000 shares authorized 140,913,098 shares issued and outstanding	70,509	70,509
Additional paid in capital	1,641,815	1,641,815
Accumulated deficit	(3,054,334)	(2,696,395)
Total Stockholders’ Deficit	(1,342,010)	(984,071)

Total Liabilities and Equity	$320,216	$403,938

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS
ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(UNAUDITED)

	Three Months ended February 29,	Three Months Ended February 28,
	2016	2015

Revenue	$0	$0

Operating expenses:
General and administrative	$270,410	$241,653
Exploration and mining expenses	40,386	146,185
Depreciation and amortization	3,011	3,011
Total Operating Expense	313,807	390,849

Other Income (Expense)
Change in Value of Derivative Liability	63,109	0
Other Expense	0	(10,215)
Interest Expense	(108,591)	(12,344)
Income Tax Expense	1,350	(1,600)
Total Other Income (Expense)	(44,132)	(24,159)

Net Loss	$(357,939)	$(415,008)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	140,913,098	127,510,182

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	$.001 Par Value Common Stock		Additional	Deficit	Total Stockholder’s
	Shares	Amount	Paid in Capital	Accumulated	Equity

Balance, November 30, 2015	140,913,098	$70,509	$1,641,815	$(2,696,395)	$(984,071)

Net loss	0	0	0	(357,939)	(357,939)

Balance, February 29, 2016	140,913,098	$70,509	$1,641,815	$(3,054,334)	$(1,342,010)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015
(UNAUDITED)

	Three Months Ended February 29,	Three Months Ended February 28,
	2016	2015
Operating activities:
Net loss	$(357,939)	$(415,008)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,011	3,011
Excess value of derivative over note payable	70,125	0
Change in value of derivative liability	(63,109)	0
Amortization of loan discount	18,462	0
Effect of changes in:
Prepaid expenses and other current assets	0	9,939
Accounts payable and accrued expenses	134,114	31,589
Net cash used in operating activities	(195,336)	(370,469)

Investing Activities:
Deposit on mineral rights	0	(50,000)
Advances to officers	0	2,879
Net cash used in investing activities	0	(47,121)

Financing activities:
Proceeds from sale of equity units	0	250,000
Proceeds from notes payable	44,970	0
Proceeds from convertible note payable	45,000	0
Advances from related parties	75,049	0
Advances from officers	(20,000)	0
Net cash provided by financing activities	145,019	250,000

Net change in cash	(50,317)	(167,590)

Cash, beginning of period	66,269	171,720

Cash, end of period	$15,952	$4,130

Supplemental cash flow information:
Interest paid in cash	$0	$12,344
Income taxes paid in cash	$1,350	$1,600
Assumption of note payable by officer	$100,000	$0

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2016

Note 1  Nature of Business

Business Overview

PureBase Corporation (f/k/a Port of Call Online, Inc.) (the “Company”), was incorporated in the State of Nevada on March 2, 2010 to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014 the Company changed its business focus to an exploration and mining company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of the Company is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to provide mine development and operations services to mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. The Company plans to package and market such industrial and natural minerals to retail and whole sale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, white silica and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

The Company is headquartered in Ione, California. The Company’s business is divided into wholly-owned subsidiaries which will operate as business divisions whose sole focus is to develop sector related products and to provide for distribution of those products into primarily the agricultural and construction industry sectors.

Reverse Merger and Business Combinations

On December 23, 2014 Port of Call Online, Inc. (now PureBase Corporation), an entity without any business or operating activities, entered into an agreement under which it would issue 91,635,604 (post-split) shares of unregistered shares of common stock in exchange for 100% equity interest in Purebase, Inc., making Purebase, Inc.  a wholly owned subsidiary of PureBase Corporation. This voluntary share exchange transaction resulted in the shareholders of Purebase, Inc. obtaining a majority voting interest in PureBase Corporation.

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

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2016

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

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC (“USAM”), collectively referred to as the “Company”.  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at February 29, 2016 and the consolidated results of operations and cash flows of the Company for the three months ended February 29, 2016 and February 28, 2015.  Operating results for the three months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ended November 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended November 30, 2015 filed on Form 10-K on March14, 2016.

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

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2016

Going Concern

The Company has incurred net losses generated negative cash flows from operations since inception. In addition, the Company generated no revenue during the quarter in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The adoption of this update did not have a material effect on our consolidated financial statements.

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2016

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to berecognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 3  Properties

Placer Mining Claims Lassen County, CA
Placer Mining Claim Notices have been filed and recorded with the US Bureau of Land Management (the “BLM”) relating to 50 Placer mining claims identified as “USMC 1” thru “USMC 50” covering 1,145 acres of mining property located in Lassen County, California and known as the “Long Valley Pozzolan Deposit”. The Long Valley Pozzolan Deposit is a placer claims resource in which the Company holds non-patented mining rights to 1,145 acres of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. These claims were assigned to Purebase by one of its founders at his original cost basis of $0. These claims require a payment of $30,000 per year to the BLM.

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

Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a director of PureBase, paid $575,000 to acquire the property on or about October, 15, 2015. Mr. Bremer is holding the property on behalf of the Company and will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses.

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2016

Note 4  Notes Payable

On April 8, 2013, USAM issued a $1,000,000 promissory note. This note was assumed by Purebase, Inc. on November 24, 2014 in connection with the acquisition of USAM by Purebase, Inc.  The note bears simple interest at an annual rate of 5% and the principal and accrued interest are payable on May 1, 2016.  Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at February 29, 2016 and November 30, 2015.

On September 10, 2015, PureBase issued a promissory note of $54,000 to an unaffiliated third party for general working capital needs.  This note bears interest at 8% per annum with the principal and accrued interest due June 11, 2016.  The note is convertible, at the option of the holder, into shares of common stock.  The conversion price shall be equal to 58% of the average of the lowest 3 out of the 10 closing bid prices prior to conversion.  The Company also has to reserve 6.5 times the number of shares into which the note converts. The balance of the discount was $20,226 and $38,095 at February 29, 2016 and November 30, 2015, respectively.

During FY 2016, Purebase Corp. received $45,000 from Crown Bridge Financing for working capital.  The note carries an interest rate of 5% per annum with principal and accrued interest due January 2017.  The note is convertible at the option of the holder into shares of common stock. The conversion price shall be equal to 58% of the lowest trading price of the 20 closing bid prices prior to conversion.  The Company also has to reserve 10 times the number of shares into which the note converts. The balance of the discount was $38,607 at February 29, 2016.

The fair value of the conversion feature at February 29, 2016 is $103,594.  The fair value was estimated using the Black Scholes option-pricing model with the following assumptions:

Term	0.28 – 0.86 years
Risk free interest rate	0.471%-0.621%
Volatility	150%
Dividend Yield	0%

Effective February 29, 2016, the $100,000 note due to Bayshore Capital, a shareholder, was assigned to A. Scott Dockter.  Mr. Dockter is responsible for the debt to Bayshore Capital.  This debt reassignment allowed advances to this officer be settled in full.

In January 2016, Inuit Artist Gallery, a shareholder, advanced $20,000 to Purebase Corp for bridge financing at 6% per annum.  The note is payable June 21 2016, or when the Company closes its bridge financing, whichever is sooner.

In February 2016, Bayshore Capital, a shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note is payable August 26, 2016, or when the Company closes its bridge financing, whichever is sooner.

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2016

Conversion Feature

Financial assets and liabilities recorded at fair value in the Company’sconsolidated balance sheet is categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard, are as follows:

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

The following table summarizes fair value measurements by level at February 29, 2016 and November 30, 2015 for liabilities measured at fair value on a recurring basis:

Balance at February 29, 2016

	Level I	Level II	Level III	Total
Liability for conversion feature	$0	$0	$103,594	$103,594

Balance at November 30, 2015

	Level I	Level II	Level III	Total
Liability for conversion feature	$0	$0	$57,366	$57,366

We measure our conversion feature liability issued from our debt financings on a recurring basis. In accordance with current accounting rules, the liability for conversion feature is being marked to market each quarter-end until it is completely settled. The conversion feature is valued using the Black Scholes option pricing model, using both observable and unobservable inputs and assumptions. Significant increases (decreases) in any of these inputs could result in significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the expected term is accompanied by a change in the assumption used for the risk free rate and the expected stock.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the quarter ended February 29, 2016:

Level III
Derivative Liability
Balance as of November 30, 2015	$57,366
Issuance convertible note payable	$109,337
Change in fair value of derivative liability	$(63,109)
Balance as of February 29, 2016	$103,594

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2016

For certain of our financial instruments, including accounts payable and accrued expenses, the carrying amounts are approximate fair value due to their short-term nature. The carrying amount of the Company’s notes payable approximates fair value based on prevailing interest rates.

Note 5  Commitments and Contingencies

Legal Matters

Purebase, Inc. and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase, Inc. and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants and is pending awaiting determination by the Court pending a separate Motion by the Plaintiffs to disqualify Defendants’ Nevada attorneys which Motion was denied by Order dated March 30, 2015. The Hearing on Defendants’ Motion to Dismiss will resume on April 17, 2015.Oral arguments on the Defendants’ Motion to Dismiss were heard on December 17, 2015. On March 2, 2016, the Court issued its decision regarding Defendant’s Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants. The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.

Mineral Properties

The Company’s different properties require the payment of certain amounts per year (see Note 3).

The Company made payments totaling $75,000 towards the purchase of the Snow White Mine.  John Bremer, a Director of PureBase, acquired the Snow White Mine by paying the balance of the purchase price of $575,000. The Company will need to pay Mr. Bremer the sum of $575,000 plus expenses, in order to obtain title of this property.

Note 6 Common Stock Warrants

During the course of the year ended November 30, 2015, the Company raised capital through the sale of units.  Each unit was comprised of one share of common stock and one warrant. Warrants outstanding at February 29, 2016were as follows:

Shares	Exercise price	Maturity
172,000	$3.00	February 2017
243,956	$3.75	April 2017
61,538	$$3.25	October 2017

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FEBRUARY 29, 2016

Note 7   Related Party Transactions

Purebase is temporarily subletting office space from OPTEC Solutions, LLC, a company partly owned by the Company’s former CFO, on a month-to-month basis. The Company paid rent totaling $7,500 and $5,500 during the three months ended February 29, 2016 and February 28, 2015, respectively.

Purebase Ag paid consulting fees to Baystreet Capital Corp. to provide investor relations and other services as requested by the Company and/or Purebase Ag. Todd Gauer is a principal of Baystreet Capital which is a shareholder of the Company and he is a former officer and director of Purebase Ag. The Company paid Baystreet Capital consulting fees totaling $0 and $30,000 during the three months ended February 29, 2016 and February 28, 2015, respectively.

Purebase Ag paid consulting fees to JAAM Capital Corp. to provide business development and marketing services as requested by the Company and/or Purebase Ag. Kevin Wright is a principal of JAAM Capital and is a shareholder of the Company and a former officer and director of Purebase Ag.  The Company paid JAAM consulting fees totaling $0 and $10,000 during the three months ended February 29, 2016 and February 28, 2015, respectively.

During the three months ended February 29, 2016 and February 28, 2015, the Company paid consulting fees totaling $0 and $16,000 to its CFO, and $0 and $30,000 to its CEO, respectively.

During 2015, OPTEC Solutions, LLC advanced funds to PureBase of $2,680 for ongoing business operations. Amy Clemens, CFO, is part owner of OPTEC Solutions, LLC. The balance due to OPTEC Solutions, LLC included in accounts payable at February 29, 2016 and November 30, 2015 for advances and services totaled $28,814 and $16,000, respectively.

Effective February 29, 2016, the $100,000 note due to Bayshore Capital is assigned to A. Scott Dockter.  Mr. Dockter is responsible for the debt to Bayshore Capital.  This debt reassignment allowed advances to officer to be cleared off the balances.

In January 2016, Inuit Artist Gallery, a shareholder, advanced $20, 000 to PureBase Corp for bridge financing at 6% per annum.  The note is payable June 21, 2016, or when the Company closes is bridge financing, whichever is sooner.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to PureBase Corp for working capital at 6% per annum.  The note is payable August 26, 2016, or when the Company closes is bridge financing, whichever is sooner.

Note 8   Subsequent Events

On March 2016, Joseph Panetta, Individual, advanced $50,000 to PureBase Corporation at 6% per annum.  The note is payable September 4, 2016, or when the Company closes is bridge financing, whichever is sooner.

During March 2016, Mr. Lou Ruffolo, Individual advanced $50,000 to PureBase Corporation for working capital at 6% per annum.  The note is due September 4, 2016, or when the Company closes its bridge financing, whichever is sooner.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. IN ADDITION, MATERIAL EVENTS DESCRIBED BELOW UNDER “OTHER INFORMATION” OCCURRING AFTER THE QUARTER ENDED FEBRUARY 29, 2016 WILL HAVE A MATERIAL IMPACT ON THE COMPANY’S FUTURE BUSINESS.

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

Current Plan of Operations

PureBase Corp. (“the Company, “we” or “us”), and its wholly-owned subsidiary, Purebase Agricultural, Inc. (“Purebase Ag”) is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, white silica and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

Results of Operation

We have included a discussion and analysis of the Company’s current consolidated operations for the quarter ending February 29, 2016 as compared to the Company’s previous consolidated operations for the  quarter ending February 28, 2015.

Overview

During the current fiscal quarter ended February 29, 2016, the Company generated no revenue. Total assets decreased from $403,938 as of November 30, 2015 to $320,216 as of February 29, 2016. Total liabilities increased from $1,388,009 at November 30, 2015 to $1,662,226 at February 29, 2016 reflecting an increase of $274,217.

Results of Operations for the fiscal quarter ended February 29, 2016 compared to the quarter ended February 28, 2015

The Company’s operating results for the quarters ended February 29, 2016 and February 28, 2015 are summarized as follows:

	Quarter Ended	Quarter Ended
	2/29/16	2/28/15
Revenue	$0	$0
Operating Expenses	$313,807	$390,849
Net Loss	$357,939	$415,008

Revenue

Since inception the Company and its subsidiary Purebase Agricultural, Inc. have generated only minimal revenues from operations. No revenues were generated during the first fiscal quarter of 2016 or 2015.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal quarter ended February 29, 2016 were $313,807 compared to $390,849 of expenses incurred for the fiscal quarter ended February 28, 2015. This decrease is attributed to a significant decrease in exploration and mining expenses relating to the acquisition and development of mineral resource projects. Exploration and mining start-up costs for the fiscal quarter ended February 29, 2016were $40,386 compared to $146,185 of such expenses incurred during the same quarter in 2015. The decrease in exploration and mining start-up costs is the result of lower Phase 1 development costs at the Preference Rights Lease site in Esmeralda County, NV during the fiscal quarter.

General and administrative costs for the Company for the three months ended February 29, 2016 were $270,410 and the general and administrative costs for the same period in 2015 were $241,653. The increase in general and administrative expenses is attributed to the increase in marketing and product development of several mineral resources and hiring of additional staff. Included in the G&A expenses are professional fees for the fiscal quarter ended February 29, 2016 which were $54,338 compared to professional fees of $129,978 for the same quarter in 2015. The decrease in professional fees is attributed to the decrease in legal and accounting expenses due to operating more efficiently as a publicly reporting company.

The Company’s interest expense increased to $108,591 for the quarter ended February 29, 2016 compared to $12,344 for the fiscal quarter ended February 28, 2015. The increase was due to the significant increase in servicing costs, including accrued interest, associated with the consolidated debt financing incurred by Purebase Ag of $1 million as well as additional debt incurred during the fiscal quarter.

Net Loss

The Company incurred a net loss of $357,939 for the fiscal quarter ended February 29, 2016 compared to the Company’s net loss of $415,008 for the fiscal quarter ended February 28, 2015, a decrease of almost 14%. The decrease in net loss is the result of a decrease in expenses relating to Purebase Ag’s project development and the subsequent increase in general business expenses relating to the Company’s business activity, coupled with a lack of revenues to offset these expenses.

Liquidity and Capital Resources

At February 29, 2016, the Company’s cash balance was $15,952 and it had a working capital deficit of ($1,645,774).  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that the Company’s current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. The Company has had negative cash flow from operating activities as it has not yet begun to generate revenues from production.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelvemonths primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects to commence generating sales revenues during the next six months but we do not expect revenues from this work to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

Debt Financing

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assigned to A. Scott Dockter, the Company’s CEO. Mr. Dockter is therefore responsible for the debt to Bayshore and not PureBase Corp. As a result, Notes Payable by the Company were reduced by $100,000.

In January 2016, Inuit Artist Gallery, a shareholder, advanced $20,000 to the Company for bridge financing at 6% per annum.  The note is payable June 21, 2016, or when the Company closes is bridge financing, whichever is sooner.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to the Company for working capital at 6% per annum.  The note is payable August 26, 2016, or when the Company closes is bridge financing, whichever is sooner.

Subsequent to the end of the fiscal quarter, in March 2016, Joseph Panetta, Individual, advanced $50,000 to the Company at 6% per annum.  The note is payable September 4, 2016 or when the Company closes its bridge financing, whichever is sooner.

Subsequent to the end of the fiscal quarter, during March 2016, Mr. Lou Ruffolo, Individual, advanced $50,000 to the Company for working capital at 6% per annum.  The note is due September 4, 2016 or when the Company closes its bridge financing, whichever is sooner.

Issuance of Common Stock

No shares of the Company’s common stock were issued during the fiscal quarter ended February 29, 2016.

Contractual Obligations

Tabular Disclosure of Contractual Obligations as of February 29, 2016:

Contractual Obligations:
		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,144,000	1,144,000	-0-	-0-	-0-

Mineral Lease Obligations	921,500	763,500	109,000	$24,500	$24,500

Operating Lease Obligations	18,900	8,100	5,400	$2,700	$2,700

Total	$2,084,400	$1,915,600	$114,400	$27,200	$27,200

Off-Balance Sheet Arrangements

As of the end of the quarter we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Basis of Presentation and Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred a net loss of $357,939 for the three months ended February 29, 2016 and has a total accumulated deficit of $3,054,334.

During the quarter ended February 29, 2016 the Company had no recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development and payment of general and administration expenses until revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 4 – CONTROLS AND PROCEDURES

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

●
Lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions. The Company sought to address the issue of increasing accounting resources by hiring an outside bookkeeping service to assist the former CFO in her accounting and reporting functions. However, as of January, 2016, the Company terminated its outside financial bookkeeping service. Subsequent to the end of the fiscal quarter, the Company hired a new CFO who, together with the former CFO who continues as an employee of the Company, allows some allocation of financial reporting duties.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Purebase Ag and US Agricultural Minerals, LLC (“USAM”) along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral arguments on the Defendants’ Motion to Dismiss were heard on December 17, 2015. On March 2, 2016, the Court issued its decision regarding Defendant’s Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants and dismissed the CEO’s wife as a defendant. The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.  The Defendants plan to vigorously defend the remaining claims in the amended Complaint.

ITEM 1A – RISK FACTORS

As of the end of the quarter, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on March 14, 2016.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended February 29, 2016, there were no unregistered sales of the Company’s securities.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.

ITEM 5 – OTHER INFORMATION

As previously reported on Form 8-K filed with the SEC on March 24, 2016, on March 23, 2016 the Company’s Chief Financial Officer, Amy Clemens, submitted her resignation. Ms. Clemens’ resignation was not a result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.  Ms. Clemens will continue as an employee of the Company providing assistance to the Company. The Board of Directors of the Company has appointed Mr. Al Calvanico as the new CFO of the Company.

As previously reported on Form 8-K filed with the SEC on March 24, 2016, on March 23, 2016 the Company’s President, A. Scott Dockter, submitted his resignation. Mr. Dockter’s resignation was not a result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Mr. Dockter will retain his positions as Chief Executive Officer and Chairman of the Board of the Company.  The Board of Directors has appointed Mr. David Vickers to be the Company’s new President and Chief Operating Officer.

ITEM 6 – EXHIBITS

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

PUREBASE CORPORATION

Dated: April 19, 2016	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: April 19, 2016	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer