Form 10-Q/A
period 2016-02-29
PureBase Corp
filed 2016-04-20
CIK 1575858

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated February 29, 2016, only furnishes the XBRL presentation not filed with the previous 10Q filed on April 19, 2016. Other than a typographical correction on the Balance Sheet, no other changes, revisions, or updates were made to the original filing.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2016	November 30, 2015
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$15,952	$66,269
Prepaid expenses and other assets	500	500
Advances to officer	0	30,394
Total Current Assets	16,452	97,163

Property and Equipment
Property and Equipment	35,151	35,151
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(31,448)	(28,437)
Total Property and Equipment	28,764	31,775

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on Mineral Rights	75,000	75,000
	275,000	275,000
Total Assets	$320,216	$403,938

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$114,923	$65,388
Accrued Payroll and Related	130,168	59,745
Accrued Interest	58,873	44,730
Other Accrued Liabilities	13,206	13,205
Due from Officer	49,606	0
Due to Affiliated Entities	106,719	31,670
Notes Payable Current	1,044,970	1,100,000
Convertible Notes Payable, Net	40,167	15,905
Derivative Liability	103,594	57,366
Total Current Liabilities	1,662,226	1,388,0 0 9

Commitments and contingencies

Stockholders’ Deficit
Common stock $0.001 par value,520,000,000 shares authorized 140,913,098 shares issued and outstanding	70,509	70,509
Additional paid in capital	1,641,815	1,641,815
Accumulated deficit	(3,054,334)	(2,696,395)
Total Stockholders’ Deficit	(1,342,010)	(984,071)

Total Liabilities and Equity	$320,216	$403,938

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

PUREBASE CORPORATION

Dated: April 20 , 2016	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: April 20 , 2016	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer