Form 10-Q
period 2016-05-31
PureBase Corp
filed 2016-07-15
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

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

Indicate the number of shares outstanding of the issuer's common stock, as of June 30, 2016 was 140,957,955.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PUREBASE CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2016	2015
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$12,423	$66,269
Prepaid expenses and other assets	-	500
Due from related parties	-	30,394
Total current assets	12,423	97,163

Property and Equipment
Property and Equipment	35,151	35,151
Autos and Trucks	25,061	25,061
Accumulated Depreciation	-34,458	-28,437
Total Property and Equipment	25,755	31,775

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on mineral rights	75,000	75,000

Total Assets	$313,178	$403,938

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$163,793	$65,388
Accrued Payroll and Related	272,646	59,745
Accrued Interest	73,642	44,730
Other Accrued Liabilities	13,206	13,205
Due to Officer	46,406	0
Due to Affiliated Entities	386,464	31,670
Notes Payable Current	1,145,000	1,100,000
Convertible Notes Payable, Net	47,465	15,905
Derivative Liability	254,524	57,366
Total Current Liabilities	2,403,146	1,388,009

Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized 140,943,177 and 140,913,099 shares issued and outstanding	70,539	70,509
Additional paid in capital	2,071,023	1,641,815
Accumulated deficit	-4,231,531	-2,696,395

Total Stockholders' Equity (Deficit)	-2,089,969	-984,071

Total Liabilities and Equity	$313,178	$403,938

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS
ENDED MAY 31, 2016 AND 2015
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended May 31,	Ended May 31,	Ended May 31,	Ended May 31,
	2016	2015	2016	2015

Revenue	$1,440	-	$1,440	-

Operating expenses:
General and administrative	$944,458	$265,654	$1,214,868	$507,307
Exploration and mining expenses	16,860	107,485	57,246	253,670
Depreciation and amortization	3,010	3,011	6,021	6,022
Total Operating Expense	964,328	376,150	1,278,135	766,999

Other Income (Expenses)
Change in value of Derivative Liability	(168,975)	0	(105,866)	0
Other Income (Expenses)	13	(2,693)	13	(12,908)
Interest Expense	(45,347)	(12,377)	(153,938)	(24,721)
Income Tax Expense	0	(2,450)	1,350	(4,050)
Total Other Expenses	(214,309)	17,520	258,441	41,679
Net Income (Loss)	$(1,177,197)	$(393,670)	$(1,535,136)	$(808,678)

Basic and Diluted Loss Per Share	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	140,928,664	140,694,163	140,920,924	134,174,612

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

				Additional
	Common Stock			Paid-in	Deficit	Total Stockholder'
	Shares *	Amount		Capital	Accumulated	Equity

Balance, November 30, 2015	140,913,099		$70,509	$1,641,815	$(2,696,395)	$(984,071)

Issuance of units for Converted Debt	30,078		30	41,002		$41,032

Stock based compensation				388,206		$388,206

Net loss		$		$	$(1,535,136)	$(1,535,136)

Balance, May 31, 2016	140,943,177		$70,539	$2,071,023	$(4,231,531)	$(2,089,969)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2016 AND 2015
(UNAUDITED)

	Six Months Ended	Six Months Ended
	May 31, 2016	May 31, 2015

Operating activities:
Net loss	$(1,535,136)	$(808,678)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	6,021	6,022
Stock Options/Derivative Note	388,206	0
Excess value of derivative over note payable	70,125	0
Change in value of derivative liability	105,866	0
Amortization of loan discount	48,760	0
Effect of changes in:
Prepaid expenses and other current assets	500	9,939
Accounts payable and accrued expenses	422,609	41,297
Net cash used in operating activities	(493,049)	(751,420)

Investing Activities:
Deposit on mineral rights	0	(50,000)
Repayment of Advances to officers	0	12,879
Net cash used in investing activities	0	(37,121)

Financing activities:
Proceeds from sale of equity units	0	699,210
Proceeds from Convertible notes payable	45,000	0
Proceeds from notes payable	145,000	0
Advances to/from related parties	272,403	0
Advances to officers	(23,200)	(74,002)
Net cash provided by financing activities	439,203	625,208

Net change in cash	(53,846)	(163,333)

Cash, beginning of period	66,269	171,720

Cash, end of period	$12,423	$8,387

Supplemental cash flow information:
Interest paid in cash	0	$12,344
Income taxes paid in cash	$1,350	$4,050
Vendors paid by affiliated entity	$82,391	$0

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2016

Note 1  Nature of Business

Business Overview

Purebase Corporation (f/k/a Port of Call Online, Inc.) (the "Company"), was incorporated in the State of Nevada on March 2, 2010 to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014 the Company changed its business focus to an exploration and mining company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of the Company is to identify, acquire, define, develop and operate world-class industrial and natural resource properties mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States as its top priority. The Company's business plan will focus on the industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, and potassium sulfate, kaolin clay, fulvic and humic acids which offer a wide range of uses in the construction, agriculture, animal feedstock, ceramics, synthetics, absorbents and electronics markets.

The Company is headquartered in Ione, California. The Company's business is divided into wholly-owned subsidiaries which will operate as business divisions whose sole focus is to develop sector related products and provide for distribution of those products into the agricultural and construction industry sectors.

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

As of the closing of the Reorganization a majority of Purebase, Inc.'s officers and directors served as directors of the new combined entity. Additionally, Purebase, Inc.'s stockholders were issued approximately 65% of the outstanding shares of the Company after the completion of the transaction.

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
 MAY 31, 2016

Purebase Corporation did not have operations immediately prior to the merger, and following the merger, Purebase, Inc. is the operating company.  Accordingly, the condensed consolidated financial statements present the historical information of Purebase, Inc.

On November 24, 2014, Purebase, Inc. acquired 100% ownership of US Agricultural Minerals, LLC, a Nevada limited liability company ("USAM") that was under common majority ownership. Purebase, Inc. issued 230,000 (post-split) shares of common stock for 100% of the membership interests of USAM. USAM has developed certain intellectual property applicable to making cement and other products of interest to Purebase, Inc. Specifically, USAM has done extensive research and testing of the Potassium Sulfate deposit, Lignite deposit and the Pozzolan deposits for agricultural applications and use as a high grade SCM.  Given that Purebase, Inc. and USAM shared the same majority ownership during 2013 and through the acquisition by Purebase, Inc. on November 24, 2014, the results of operations of USAM are combined with Purebase, Inc. as if the acquisition had occurred in April 2013, when the business commenced operations in accordance with FASB ASC 805-50-45.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM"), collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at May 31, 2016 and the consolidated results of operations and cash flows of the Company for the three months and six months ended May 31, 2016 and 2015.  Operating results for the three months and six months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ended November 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended November 30, 2015 filed on Form 10--K on March 14, 2016

Net Loss Per Share

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2016

Going Concern

The Company has incurred net losses and generated negative cash flows from operations since inception. In addition, the Company has generated only an insignificant amount of revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The adoption of this update did not have a material effect on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2016

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the quarter ending February 2018.  Early adoption is permitted in any interim or annual period.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 201-09, Revenue from Contracts with Customers.  The standard should be adopted concurrently with the adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3 Properties

Placer Mining Claims Lassen County, CA
Placer Mining Claim Notices have been filed and recorded with the US Bureau of Land Management (the "BLM") relating to 50 Placer mining claims identified as "USMC 1" thru "USMC 50" covering 1,145 acres of mining property located in Lassen County, California and known as the "Long Valley Pozzolan Deposit". The Long Valley Pozzolan Deposit is a placer claims resource in which the Company holds non-patented mining rights to 1,145acres of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. These claims were assigned to Purebase by one of its founders at his original cost basis of $0. These claims require a payment of $30,000 per year to the BLM.

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

Snow White Mine located San Bernardino County, CA - Deposit
On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management ("BLM").   An initial deposit of $50,000 was paid to escrow, and the agreement requires the payment of an additional $600,000 at the end of the escrow period. There was a delay in the seller receiving clear title to the

 PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2016

property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of another $25,000, the parties agreed to extend the closing.  Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a director of PureBase, paid $575,000 to acquire the property on or about October, 15, 2015. Mr. Bremer is holding the property on behalf of the Company and will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses. The mining claims require a minimum royalty payment of $3,500 per year.

Note 4 Notes Payable

On April 8, 2013, USAM issued a $1,000,000 promissory note to an unaffiliated third party. This note was assumed by Purebase, Inc. on November 24, 2014 in connection with the acquisition of USAM by Purebase, Inc.  The note bears simple interest at an annual rate of 5% and the principal and accrued interest are payable on May 1, 2016.  Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at May 31, 2016 and November 30, 2015, respectively.  The Company is currently in discussions with Note Holder to extend the Note under the same terms and conditions.

On September 10, 2015, Purebase issued a promissory note of $54,000 to an unaffiliated third party for general working capital needs.  This note bears interest at 8% per annum with the principal and accrued interest due June 11, 2016.  The note is convertible, at the option of the holder, into shares of common stock.  The conversion price shall be equal to 58% of the average of the lowest 3 out of the 10 closing bid prices prior to conversion.  The Company also has to reserve 6.5 times the number of shares into which the note converts. The balance of the discount was $1,240 and $38,095 at May 31, 2016 and November 30, 2015, respectively.

On March 29, 2016, the above unaffiliated party converted $8,000 of the principle balance of the note for 8,035 shares of the Company's common stock with a conversion price of $0.9957 per share, leaving a principle balance of $46,000 due and payable.

On April 19, 2016, the above unaffiliated party converted $15,000 of the principle balance of the note for 22,043 shares of the Company's common stock with a conversion price of $0.6805 per share, leaving a principle balance of $31,000 due and payable.

During FY 2016, Purebase Corp. received $45,000 from Crown Bridge Financing for working capital.  The note carries an interest rate of 5% per annum with principal and accrued interest due January 2017.  The note is convertible at the option of the holder into shares of common stock. The conversion price shall be equal to 58% of the lowest trading price of the 20 closing bid prices prior to conversion.  The Company also has to reserve 10 times the number of shares into which the note converts. The balance of the discount was $27,295 at May 31, 2016.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2016

The fair value of the conversion feature at May 31, 2016 is $254,524.  The fair value was estimated using the Black Scholes option-pricing model with the following assumptions:

Term	0.03 – 0.61 years
Risk free interest rate	0.471%-0.621%
Volatility	150%
Dividend Yield	0%

Effective February 29, 2016, the $100,000 note due to Bayshore Capital, a shareholder, was assigned to A. Scott Dockter.  Mr. Dockter is responsible for the debt to Bayshore Capital.  This debt reassignment allowed advances to this officer to be settled in full.

On January 21 2016, Inuit Artist Gallery, a shareholder, advanced $20,000 to the Company for bridge financing at 6% per annum.  The note is payable June 21 2016, or when the Company closes its bridge financing, whichever is sooner.

On March 4, 2016, Lou Ruffolo, a shareholder, advanced $50,000 to the Company for bridge financing at 6% per annum. The note is due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

Also, on March 4, 2016, Joe Panetta, a shareholder, advanced $50,000 to the Company for bridge financing at 6% per annum. The note is due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

In February 2016, Bayshore Capital, a shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note is payable August 26, 2016, or when the Company closes its bridge financing, whichever is sooner.

Conversion Feature

Financial assets and liabilities recorded at fair value in the Company's consolidated balance sheet is categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The categories, as defined by the standard, are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2016

The following table summarizes fair value measurements by level at May 31, 2016 and November 30, 2015 for liabilities measured at fair value on a recurring basis:

	Balance at May 31, 2016

	Level I	Level II	Level III	Total
Liability for conversion feature	$0	$0	$254,524	$254,524

	Balance at November 30, 2015

	Level I	Level II	Level III	Total
Liability for conversion feature	$0	$0	$57,366	$57,366

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

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the quarter ended May 31, 2016:

Level III
Derivative Liability
Balance as of November 30, 2015	$57,366
Issuance convertible note payable	$109,324
Conversion of Note Payable	$(18,032)
Change in fair value of derivative liability	$105,866
Balance as of May 31, 2016	$254,524

For certain of our financial instruments, including accounts payable and accrued expenses, the carrying amounts are approximate fair value due to their short-term nature. The carrying amount of the Company's notes payable approximates fair value based on prevailing interest rates.

Note 5 Commitments and Contingencies

Purebase, Inc. and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase, Inc. and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants. A Hearing on Defendants' Motion to Dismiss was held on April 17, 2015 at which time the Defendants' Motion was denied. In addition, the Plaintiffs were allowed 60 days to amend their Complaint. On June 16, 2015,

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2016

the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral arguments on the Defendants' Motion to Dismiss were heard on December 17, 2015. On March 2, 2016, the Court issued its decision regarding Defendant's Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants. The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.

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

Note 6 Common Stock Warrants

During the course of the year ended November 30, 2015, the Company raised capital through the sale of units.  Each unit was comprised of one share of common stock and one warrant. Warrants outstanding at May 31, 2016were as follows:

Shares	Exercise price	Maturity
172,000	$3.00	February 2017
243,956	$3.75	April 2017
61,538	$3.25	October 2017

Note 7 Related Party Transactions

Purebase temporarily sublet office space from OPTEC Solutions, LLC, a company partly owned by the Company's former CFO, Amy Clemens, on a month-to-month basis. The Company paid rent totaling $7,500 and $8,000 during the three months ended May 31, 2016 and May 31, 2015, respectively and $7,500 and $32,489 for the six months ended May 31, 2016 and May 31, 2015, respectively. That arrangement has now come to an end since the Company has relocated its corporate headquarters to Ione, California.  The Company has an outstanding balance owed to Amy Clemens, the former CFO, of $6,134 for consulting fees and miscellaneous expenses, and an outstanding balance of $14,478 owed to OPTEC Solutions, LLC.

Purebase Ag paid consulting fees to Baystreet Capital Corp. to provide investor relations and other services as requested by the Company and/or Purebase Ag. Todd Gauer is a principal of Baystreet Capital which is a shareholder of the Company and he is a former officer and director of Purebase Ag. The Company did not pay Baystreet Capital any consulting fees during the three months ended May 31, 2016 and 2015 respectively, and paid $-0- and $-30,000- for the six months ended May 31, 2016 and 2015, respectively.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2016

Purebase Ag paid consulting fees to JAAM Capital Corp. to provide business development and marketing services as requested by the Company and/or Purebase Ag. Kevin Wright is a principal of JAAM Capital and is a shareholder of the Company and a former officer and director of Purebase Ag.  The Company did not pay JAAM any consulting fees during the three months ended May 31, 2016 and 2015 respectively, and paid $-0- and $10,000- for the six months ended May 31, 2016 and 2015, respectively.

During the three and six months ended May 31, 2015, the Company paid consulting fees totaling $16,000 and $44,200 to its CFO, and $29,000 and $59,000 to its CEO, respectively.

The Company entered into a Contract Mining Agreement with US Mine Corp, a company owned by the majority stockholders of the Company, pursuant to which US Mine Corp will provide various technical evaluations and mine development services to the Company.  Services totaling $-0- and $97,623 were rendered by US Mine Corp for the three months ended May 31, 2016 and 2015, respectively. Services totaling $-0-and $169,382 were rendered by US Mine Corp for the six months ended May 31, 2016 and 2015, respectively.

Effective February 29, 2016, the $100,000 note due to Bayshore Capital is assigned to A. Scott Dockter.  Mr. Dockter is responsible for the debt to Bayshore Capital.  This debt reassignment allowed advances to officer to be cleared off the balance sheet.

On January 21 2016, Inuit Artist Gallery, a shareholder, advanced $20,000 to the Company for bridge financing at 6% per annum.  The note is payable June 21 2016, or when the Company closes its bridge financing, whichever is sooner.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to PureBase Corp for working capital at 6% per annum.  The note is payable August 26, 2016, or when the Company closes is bridge financing, whichever is sooner.

On March 4, 2016, Lou Ruffolo, a shareholder, advanced $50,000 to the Company for bridge financing at 6% per annum. The note is due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

Also, on March 4, 2016, Joe Panetta, a shareholder, advanced $50,000 to the Company for bridge financing at 6% per annum. The note is due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

During the three months ended May 31, 2016, U S Mine Corp has advanced the Company $62,663 for the six months ended May 31, 2016 U S Mine Corp has advanced the Company $113,391 for corporate operating expenses.  As of May 31, 2016, the Company owes U S Mine Corp a total of $145,061

During the three months ended May 31, 2016, the Bremer Family Trust whose Trustee, John Bremer, is a shareholder and Director of the Company, has advanced the company $216,000 for corporate operating expenses.  As of May 31, 2016 the Company owes the Bremer Family Trust a total of $241,403.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2016

Note 8 Subsequent Events

On June 16, 2016, an unaffiliated party converted $10,000 of the principle balance of the note for 8,035 shares of the Company's common stock with a conversion price of $0.6767 leaving a principal balance of $21,000 due and payable on their convertible note.

On June 28, 2016, the notes held by Inuit Artist Gallery, Lou Ruffolo, and Joe Panetta, were assigned to A. Scott Dockter by the Company in exchange for a new note which also pays 6% interest, due September 4, 2016, or when the Company closes it bridge financing, whichever occurs first.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. IN ADDITION, MATERIAL EVENTS DESCRIBED BELOW UNDER "OTHER INFORMATION" OCCURRING AFTER THE QUARTER ENDED MAY 31, 2016 WILL HAVE A MATERIAL IMPACT ON THE COMPANY'S FUTURE BUSINESS.

Cautionary Note About Forward-Looking Statements:

THIS FORM 10-Q INCLUDES "FORWARD-LOOKING" STATEMENTS ABOUT FUTURE FINANCIAL RESULTS, FUTURE BUSINESS CHANGES AND OTHER EVENTS THAT HAVE NOT YET OCCURRED.  FOR EXAMPLE, STATEMENTS LIKE THE COMPANY "EXPECTS," "ANTICIPATES" OR "BELIEVES" ARE FORWARD-LOOKING STATEMENTS.  INVESTORS SHOULD BE AWARE THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE COMPANY'S EXPRESSED EXPECTATIONS BECAUSE OF RISKS AND UNCERTAINTIES ABOUT THE FUTURE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-Q IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE.  DETAILS ABOUT RISKS AFFECTING VARIOUS ASPECTS OF THE COMPANY'S BUSINESS ARE DISCUSSED THROUGHOUT THIS FORM 10-Q AND SHOULD BE CONSIDERED CAREFULLY.

Current Plan of Operations

Purebase Corp. ("the Company, "we" or "us"), and its wholly-owned subsidiary, Purebase Agricultural, Inc. ("Purebase Ag") is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, potassium sulfate, kaolin clays, and fulvic and humic acids on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

Results of Operation

We have included a discussion and analysis of the Company's current consolidated operations for the quarter and the six month period ending May 31, 2016 as compared to the Company's previous consolidated operations for the quarter and the six month period ending May 31, 2015.

Overview

During the current fiscal quarter ended May 31, 2016, the Company generated minimal revenues. Total assets decreased from $320,216 as of February 29, 2016 to $313,178 as of May 31, 2016. Total liabilities increased from $1,662,226 at February 29, 2016 to $2,403,146 at May 31, 2016 reflecting increases of $206,117 in Accounts Payables & Accruals, $279,745 in amounts Due to Affiliated Entities, $100,000 in Notes Payable and $159,930 in Derivative Liability.

Results of Operations for the fiscal quarter ended May 31, 2016 compared to the quarter ended May 31, 2015

The Company's operating results for the quarters ended May 31, 2016 and 2015 are summarized as follows:

	Quarter Ended	Quarter Ended
	5/31/16	5/31/15
Revenue	$1,440	$0
Operating Expenses	$964,328	$376,150
Net Loss	$(1,177,197)	$(393,670)

Revenue

Since inception the Company and its subsidiary Purebase Agricultural, Inc. have generated only minimal revenues from operations.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal quarter ended May 31, 2016 were $964,328 compared to $376,150 of expenses incurred for the fiscal quarter ended May 31, 2015. This increase is attributed to the significant increase in General & Administrative expense due to the procurement of additional executive personnel. Exploration and mining start-up costs for the fiscal quarter ended May 31, 2016 were $16,860 compared to $107,485 of such expenses incurred during the same quarter in 2015.

General and administrative costs for the Company for the three months ended May 31, 2016 were $944,458 and the general and administrative costs for the same period in 2015 were $265,654. The increase in general and administrative expenses is attributed to the hiring of additional executive personnel. Included in the G&A expenses are professional fees for the fiscal quarter ended May 31, 2016 which were $105,398 compared to professional fees of $173,983 for the same quarter in 2015.

The Company's interest expense increased to $45,347 for the quarter ended May 31, 2016 compared to $12,377 for the fiscal quarter ended May 31, 2015. The increase was due additional debt financing incurred during the fiscal quarter.

Net Loss

The Company incurred a net loss of $1,177,197 for the fiscal quarter ended May 31, 2016 compared to the Company's net loss of $393,670 for the fiscal quarter ended May 31, 2015, an increase of almost 200%. The increase in net loss is the result of expenses relating to additional executive personnel, financing activities and increases in general business expenses relating to the Company's increased business activities, coupled with a lack of revenues to offset these expenses.

Results of Operations for the six month period ended May 31, 2016 compared to the six month period ended May 31, 2015

The Company's operating results for the six month period ended May 31, 2016 and 2015 are summarized as follows:

	Six Months Ended	Six Months Ended
	5/31/16	5/31/15
Revenue	$1,440	$0
Operating Expenses	$1,278,135	$766,999
Net Loss	$(1,535,136)	$(808,678)

Revenue

Since inception the Company and its subsidiary Purebase Agricultural, Inc. have generated only minimal revenue from operations.

Operating Costs and Expenses

Total operating expenses for the Company for the six months ended May 31, 2016 were $1,278,135 compared to $766,999 of expenses incurred for the same period ended May 31, 2015. This increase is mainly attributed to the significant increase in general and administrative expenses attributed to the hiring of additional executive personnel. and activities in establishing the Company's business. Exploration and mining expense for the six months ended May 31, 2016 were $57,246 compared to $253,670 of such expenses incurred during the same period in 2015.

General and administrative costs for the Company for the six months ended May 31, 2016 were $1,214,868 and the general and administrative costs of the Company for the same period in 2015 were $507,307. The increase in general and administrative expenses is mainly attributed to expanding the Company's business activities and hiring of additional executive personnel. Included in the G&A expenses are professional fees for the six months ended May 31, 2016 which were $159,736 compared to professional fees of $303,960 for the same period in 2015.

The Company's interest expense increased to $153,938 for the six months ended May 31, 2016 compared to $24,721 for the six months May 31, 2015. The increase was due to the significant increase in servicing costs, including accrued interest, associated with the consolidated debt financing incurred by Purebase Ag of $1 million as well as additional debt incurred during the six month period ending May 31, 2016.

Net Loss

The Company incurred a net loss of $1,535,136 for the six months ended May 31, 2016 compared to the Company's net loss of $808,678 for the same period ended May 31, 2015, an increase of 90%. The increase in net loss is the result of expenses relating to the Company's project development, additional executive personnel, financing activities and increases in general business expenses relating to the Company's increased business activities, coupled with a lack of revenues to offset these expenses.

Liquidity and Capital Resources

At May 31, 2016, the Company's cash balance was $12,423 and it had a working capital deficit of $2,390,723.  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that the Company's current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. The Company has had negative cash flow from operating activities as it has not yet begun to generate significant and consistent revenues from production.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects to commence generating revenues during the next three months but we do not expect revenues from this work to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will continue to be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

As of the end of the quarter covered by this Report, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our fiscal year-end audited financial statements that they have substantial doubt we would be able to continue as a going concern.

Financings

As of the end of the quarter our operations have been funded by equity investment and debt financing. All debt funding has come from a private placement of our securities.

Debt Financing

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

On March 4, 2016, Lou Ruffolo, a shareholder, advanced $50,000 to the Company for bridge financing at 6% per annum. The note is due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

Also, on March 4, 2016, Joe Panetta, a shareholder, advanced $50,000 to the Company for bridge financing at 6% per annum. The note is due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

Contractual Obligations

Tabular Disclosure of Contractual Obligations as of May 31, 2016:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,221,000	1,221,000	-0-	-0-	-0-

Mineral Lease Obligations	951,500	654,500	163,500	$109,000	$24,500

Operating Lease Obligations	18,900	2,700	8,100	$5,400	$2,700

Total	$2,191,400	$1,878,200	$171,600	$114,400	$27,200

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

The Company has incurred a net loss of $ 1,177,197 for the three months ended May 31, 2016 and a total accumulated deficit to date of $4,231,531.

During the quarter ended May 31, 2016 the Company had no recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development and payment of general and administration expenses until revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company's consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company's Chief Executive Officer, and Chief Financial Officer (the "Certifying Officers"), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures were currently not effective in providing reasonable assurance that the information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

●	Lack of an independent board of directors, including an independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors. The current board is composed of three members and may be expanded to as many as nine members under the Company's By-Laws.
●	Lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions.

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there were the following changes in internal controls over financial reporting during the Company's last fiscal quarter: (i) the Company's CFO Amy Clemens, resigned her position as CFO but continued to assist the Company until April 30, 2016; and (ii) on March 24, 2016 the Company hired Al Calvanico as its new full-time CFO. No other significant changes in the Company's internal controls or other factors occurred that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Purebase Ag and US Agricultural Minerals, LLC ("USAM") along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants. A hearing on the Motion to Dismiss was held on February 6, 2015 but was not fully concluded. The Parties reconvened the Hearing on the Motion to Dismiss on April 17, 2015. As a result of the second Hearing, by Order dated May 7, 2015 the Defendants' Motion to Dismiss was denied. However, the Complaint was deemed deficient and the Plaintiffs were given 60 days in which to file one amended Complaint. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral arguments on the Defendants' Motion to Dismiss were heard on December 17, 2015. On March 25, 2016, the Court issued its decision regarding Defendant's Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants and dismissed the CEO's wife as a defendant. The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party. On March 25, 2016, the plaintiffs in the above matter filed the Court ordered Second Amended Complaint.  On April 11,2016 defendants in the above entitled matter filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Plaintiffs have filed a Motion to Dismiss the Company's Counter Claims and Motion to Strike Third Party Complaint.  Defendants have responded to Plaintiffs' Motions and are awaiting a judicial determination. The case is also in its discovery phase.  The Defendants plan to vigorously defend the remaining claims in the Second Amended Complaint and pursue the Plaintiffs for damages as stated in their Cross-Complaint.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On March 29, 2016, the above unaffiliated party converted $8,000 of the principle balance of the note for 8,035 shares of the Company's common stock with a conversion price of $0.9957 per share, leaving a principle balance of $46,000 due and payable.

On April 19, 2016, the above unaffiliated party converted $15,000 of the principle balance of the note for 22,043 shares of the Company's common stock with a conversion price of $0.6805 pershare, leaving a principle balance of $31,000 due and payable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in negotiations with the Holder of the Note to extend under the same or similar terms.

ITEM 4.  MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this Report.

ITEM 5.  OTHER INFORMATION

As previously reported on Form 8-K filed with the SEC on March 24, 2016, on March 23, 2016 the Company's Chief Financial Officer, Amy Clemens, submitted her resignation. Ms. Clemens' resignation was not a result of any disagreement with the Company or any matter relating to the Company's operations, policies or practices.  Ms. Clemens continued as an employee of the Company providing assistance to the Company until April 30, 2016. The Board of Directors of the Company appointed Mr. Al Calvanico as the new CFO of the Company.

As previously reported on Form 8-K filed with the SEC on March 24, 2016, on March 23, 2016 the Company's President, A. Scott Dockter, submitted his resignation as President. Mr. Dockter's resignation was not a result of any disagreement with the Company or any matter relating to the Company's operations, policies or practices. Mr. Dockter will retain his positions as Chief Executive Officer and Chairman of the Board of the Company.  The Board of Directors appointed Mr. David Vickers to be the Company's new President and Chief Operating Officer.

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

PUREBASE CORPORATION

Dated: July 13, 2016	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: July 13, 2016	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer