Form 10-Q
period 2016-08-31
PureBase Corp
filed 2016-10-21
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number       333-188575

PUREBASE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	27-2060863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8625 State Highway 124 Ione, CA	95640
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:   (209) 790-4535

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

Indicate the number of shares outstanding of the issuer's common stock, as of August 31, 2016 was 141,162,057.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PUREBASE CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2016	2015
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$238,709	$66,269
Prepaid expenses and other assets	0	500
Due from related parties	0	30,394
Total current assets	238,709	97,163

Property and Equipment
Property and Equipment	35,151	35,151
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(37,467)	(28,437)
Total Property and Equipment	22,745	31,775

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on mineral rights	75,000	75,000

Total Assets	$536,454	$403,938

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities
Accounts Payable	$114,370	$65,388
Accrued Payroll and Related	403,899	59,745
Accrued Interest	85,889	44,730
Other Accrued Liabilities	22,634	13,205
Due to Officer	170,886	0
Due to Affiliated Entities	748,837	31,670
Notes Payable Current	1,025,000	1,100,000
Convertible Notes Payable, Net	12,451	15,905
Derivative Liability	38,812	57,366
Total Current Liabilities	2,622,778	1,388,009

Commitments and Contingencies

Stockholders' Equity (Deficit)
Purebase Corp. Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000	70,758	70,509
shares authorized, 141,162,057 and 140,913,099
shares issued and outstanding
Additional paid in capital	2,739,173	1,641,815
Accumulated deficit	(4,961,411)	(2,696,395)
Total Purebase Corp. Stockholders' Equity (Deficit)	(2,151,481)	(984,071)
Non-Controlling Interest	65,157	0
Total Stockholders' Equity (Deficit)	(2,086,324)	(984,071)

Total Liabilities and Equity	$536,454	$403,938

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS
ENDED AUGUST 31, 2016 AND 2015
(UNAUDITED)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015

Revenue	$12,681	$-	$14,121	$-

Operating expenses:
General and administrative	$865,382	$201,338	$2,080,251	$708,645
Exploration and mining expenses	9,231	69,794	66,476	323,464
Depreciation and amortization	3,010	3,011	9,031	9,033
Total Operating Expense	877,623	274,143	2,155,758	1,041,142

Other Income (Expenses)
Change in value of Derivative Liability	166,435	0	60,569	0
Other Expenses	0	(2,907)	13	(15,815)
Interest Expense	(36,841)	(12,461)	(190,779)	(37,182)
Income Tax Expense	0	(1,674)	1,350	(5,724)
Total Other Income (Expenses)	129,594	(17,042)	(128,847)	(58,721)

Net Income (Loss)	$(735,348)	$(291,185)	$(2,270,484)	$(1,099,863)

Less: Net Loss attributable to Non-Controlling Interest	(5,468)	0	(5,468)	0

Net Loss attributable to Purebase Corp. Stockholders	$(729,880)	$(291,185)	$(2,265,016)	$(1,099,863)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	141,008,724	140,851,077	140,950,297	134,416,345

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

					Non-Controlling
			Additional		Interest in	Total
	Common Stock		Paid-in	Deficit	Purebase	Stockholder's
	Shares	Amount	Capital	Accumulated	Networks	Equity

Balance, November 30, 2015	140,913,099	$70,509	$1,641,815	$(2,696,395)	$0	$(984,071)

Issuance of units for Converted Debt	248,958	249	147,238			$147,487

Stock based compensation			770,745			$770,745

Interest in Purebase Networks			179,375		$70,625	$250,000

Net loss			$0	$(2,265,016)	$(5,468)	$(2,270,484)

Balance, August 31, 2016	141,162,057	$70,758	$2,739,173	$(4,961,411)	$65,157	$(2,086,323)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE NINE MONTHS ENDED AUGUST 31, 2016 AND 2015
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	August 31, 2016	August 31, 2015

Operating activities:
Net Loss	$(2,270,484)	$(1,099,863)
Less: Net Loss attributable to Non-Controlling Interest	$5,468	$0
Net Loss attributable to Purebase Corp.	$(2,265,016)	$(1,099,863)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	9,031	9,033
Stock Based Compensation	770,745	0
Excess value of derivative over note payable	70,125	0
Change in value of derivative liability	(60,569)	0
Amortization of loan discount	68,764	0
Non-Controlling Interest	(5,468)
Effect of changes in:
Prepaid expenses and other current assets	500	9,939
Accounts payable and accrued expenses	890,645	91,751
Net cash used in operating activities	(463,041)	(989,140)

Investing Activities:
Deposit on mineral rights	0	(50,000)
Net cash used in investing activities	0	(50,000)

Financing activities:
Interest in Purebase Networks	250,000	0
Proceeds from sale of equity units	0	799,210
Proceeds from Convertible notes payable	45,000	0
Proceeds from notes payable	145,000	100,000
Advances from/repayments to affiliated entities	272,403	(5,155)
Repayments on Due to Officers	(18,720)	(9,354)
Net cash provided by financing activities	693,683	884,701

Net change in cash	172,440	(154,439)

Cash, beginning of period	66,269	171,720

Cash, end of period	$238,709	$17,281

Supplemental cash flow information:
Interest paid in cash	$0	$12,344
Income taxes paid in cash	$1,350	$5,724
Vendors paid by Affiliated Entity	$444,764	$0

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

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

The Company is headquartered in Ione, California. The Company's business is divided into wholly-owned and majority-owned subsidiaries which will operate as business divisions whose sole focus is to develop sector related products and to provide for distribution of those products into primarily the agricultural and construction industry sectors.

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
 AUGUST 31, 2016

Purebase Corporation did not have operations immediately prior to the merger, and following the merger, Purebase, Inc. is the operating company.  Accordingly, the condensed consolidated financial statements present the historical information of Purebase, Inc.

On November 24, 2014, Purebase, Inc. acquired 100% ownership of US Agricultural Minerals, LLC, a Nevada limited liability company ("USAM") that was under common majority ownership. Purebase, Inc. issued 230,000 (post-split) shares of common stock for 100% of the membership interests of USAM. USAM has developed certain intellectual property applicable to making cement and other products of interest to Purebase, Inc. Specifically, USAM has done extensive research and testing of the Potassium Sulfate deposit, Lignite deposit and the Pozzolan deposits for agricultural applications and use as a high grade Supplemental Cementitious Material.  Given that Purebase, Inc. and USAM shared the same majority ownership during 2013 and through the acquisition by Purebase, Inc. on November 24, 2014, the results of operations of USAM are combined with Purebase, Inc. as if the acquisition had occurred in April 2013, when the business commenced operations in accordance with FASB ASC 805-50-45.

New Business

On May 6, 2016, Purebase Corporation and Steve Ridder and John Wharton formed Purebase Networks, Inc., a Delaware corporation.   Under the Shareholders' Agreement Purebase obtained a 90% dilutable interest in the Company, Messrs. Wharton and Ridder obtained a 10% non-dilutable interest, Purebase's interest cannot be diluted below 51%.  As of August 31, 2016, the Company owns 71.75% of Purebase Networks, Inc.  Purebase Networks, Inc., develops an Agricultural Technology solution comprised of sensors, proprietary wireless technology, and cloud analytics that assist farmers monitor and manage the health of their soils.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM") and its majority-owned subsidiary Purebase Networks, Inc., collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), which in the opinion of management, are necessary to present fairly the consolidated financial position at August 31, 2016 and the consolidated results of operations and cash flows of the Company for the three months and nine months ended August 31, 2016 and 2015.  Operating results for the three months and nine months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ended November 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended November 30, 2015 filed on Form10-K on March 14, 2016.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This ASU is designed to simplify several

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the quarter ending February 2018.  Early adoption is permitted in any interim or annual period.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements in accordance with guidance issued by the FASB, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair value.  The Company estimates the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's statement of operations.  The Company estimates the fair value of stock-based compensation awards using the Black-Scholes model. This model requires the Company to estimate the expected volatility and value of its common stock and the expected term of the stock options, all of which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected stock option exercise behavior. The Company calculates an average of historical volatility of similar companies as a basis for its expected volatility. Expected term is computed using the simplified method provided within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 110. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the options.

Basic and Diluted Loss per Share
Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares, which primarily consist of stock options issued to employees, consultants and directors as well as warrants issued to third parties, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

For the three months ended August 31, 2016 and 2015, warrants and options to purchase 7,977,494 and 477,494 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities. For the nine-months ended August 31, 2016 and 2015, warrants and options to purchase 7,977,494 and 477,494 shares of common stock, respectively, have been excluded from the computation of potentially dilutive securities.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

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

Snow White Mine located San Bernardino County, CA - Deposit
On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management ("BLM").   An initial deposit of $50,000 was paid to escrow, and the agreement requires the payment of an additional $600,000 at the end of the escrow period. There was a delay in the seller receiving clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of another $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a director of Purebase, paid $575,000 to acquire the property on or about October, 15, 2015. Mr. Bremer is holding the property on behalf of the Company and will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses. The mining claims require a minimum royalty payment of $3,500 per year.

Note 4 Notes Payable

On April 8, 2013, USAM issued a $1,000,000 promissory note to an unaffiliated third party. This note was assumed by Purebase, Inc. on November 24, 2014 in connection with the acquisition of U.S. Agricultural

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

Minerals (USAM) by Purebase, Inc.  The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. However, upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at August 31, 2016 and November 30, 2015, respectively. The Note is in Default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

On September 10, 2015, Purebase issued a promissory note of $54,000 to an unaffiliated third party for general working capital needs.  This note bears interest at 8% per annum with the principal and accrued interest due June 11, 2016.  The note is convertible, at the option of the holder, into shares of common stock.  The conversion price shall be equal to 58% of the average of the lowest 3 out of the 10 closing bid prices prior to conversion.  The Company also has to reserve 6.5 times the number of shares into which the note converts. The balance of the discount was $-0-and $38,095 at August 31, 2016 and November 30, 2015, respectively.

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

On June 16, 2016, the above unaffiliated party converted $10,000 of the principle balance of the note for 14,778 shares of the Company's common stock with a conversion price of $0.6767 per share, leaving a principle balance of $21,000 due and payable.

On July 26, 2016, the above unaffiliated party retired the note by converting $23,160 representing the remaining balance of the note ($21,000) and accrued interest due ($2,160) on the note for 72,602 shares of the Company's common stock with a conversion price of $0.319 per share.

During FY 2016, Purebase Corp. received $45,000 from Crown Bridge Financing ("CBF") for working capital.  The note carries an interest rate of 5% per annum with principal and accrued interest due January

2017.  The note is convertible at the option of the holder into shares of common stock. The conversion price shall be equal to 58% of the lowest trading price of the 20 closing bid prices prior to conversion.  The Company also has to reserve 10 times the number of shares into which the note converts. The balance of the discount was $8,531 at August 31, 2016.

On July 15, 2016 CBF converted $8,004 of the principal balance of the note for 34,500 shares of the Company's common stock at a conversion price of $0.232 per share, leaving a principal balance $36,996 due and payable.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

On August 15, 2016 CBF converted $8,039 of the principal balance of the note for 42,000 shares of the Company's common stock at a conversion price of $0.1914 per share, leaving a principal balance $28,957 due and payable.

On August 31, 2016 CBF converted $7,975 of the principal balance of the note for 55,000 shares of the Company's common stock at a conversion price of $0.145 per share, leaving a principal balance $20,982 due and payable.

The fair value of the conversion feature at August 31, 2016 is $38,812 and presented as a deriviative liability on the condensed consolidated balance sheets. The fair value was estimated using the Black Scholes option-pricing model with the following assumptions:

Term	0.36	year
Risk free interest rate		0.68%
Volatility		150%
Dividend Yield		0%

On January 21 2016, Inuit Artist Gallery, a shareholder, advanced $20,000 to the Company for bridge financing at 6% per annum.  The note was payable June 21 2016, or when the Company closes its bridge financing, whichever is sooner.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2016.

On March 4, 2016, Luigi Ruffolo, a shareholder, and Joseph Panetta, a shareholder, each advanced $50,000 to the Company for bridge financing at 6% per annum. The notes were due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

On June 28, 2016, Inuit Artists Gallery, Luigi Ruffolo and Joseph Panetta assigned their notes and accrued interest from the Company to Arthur Scott Dockter, CEO and a Director of the Company. Mr. Dockter accepted the assignment as made.  In return for accepting the assignment of the Notes, the Company issued Mr. Dockter a Note in the amount of $122,430, which amount included accumulated interest on the assumed notes.  The

Note to Mr. Dockter bears interest at 6% per annum and was due September 7, 2016.  The Company and Mr. Dockter are in negotiations about renewing the Note.

Conversion Feature

Financial assets and liabilities recorded at fair value in the Company's consolidated balance sheet is categorized based upon the level of judgment associated with the inputs used to measure their fair value.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

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

The following table summarizes fair value measurements by level at May 31, 2016 and November 30, 2015 for liabilities measured at fair value on a recurring basis:

	Balance at August 31, 2016

	Level I	Level II	Level III	Total
Derivative Liability	$0	$0	$38,812	$38,812

	Balance at August 31, 2016

	Level I	Level II	Level III	Total
Derivative Liability	$0	$0	$57,366	$57,366

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

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the nine-months ended August 31, 2016:

Level III
Derivative Liability

Balance as of November 30, 2015	$57,366
Issuance convertible note payable	$109,324
Conversion of Note Payable	$(67,309)
Change in fair value of derivative liability	$(60,569)
Balance as of August 31, 2016	$38,812

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

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

On April 11,2016 defendants in the above entitled matter filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Plaintiffs have filed a Motion to Dismiss the Company's Counter Claims and Motion to Strike Third Party Complaint.  Defendants have responded to Plaintiffs' Motions.  On   July 22, 2016, the Court served an Order to Set Hearing for Oral Argument on Plaintiffs' Motion to Dismiss and Motion to Strike on the Parties.  Subsequently, the Parties conferred on July 29, 2016 and agreed to have the matter heard by the Court on October 20, 2016.

The case is also in its discovery phase.  On July 15, 2016, Defendants' counsel file a Motion to Quash two (2) Subpoenas Duces Tecum served on the Defendants by the Plaintiffs.  On July 18, 2016, Defendants' counsel filed a Motion for Protective Order against the Plaintiffs.  Both Motions have been submitted to the Court and the Parties are awaiting the decision of Discovery Referee. The Defendants plan to continue to vigorously defend the Complaint and prosecute its counterclaims against the Plaintiffs.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

On September 28, 2016, the Discovery Referee assigned to our matter issued it's "Recommendation for Order" on our Motion for a Protective Order and Motion to Quash.  The Referee has stayed all discovery to allow the parties to meet and confer about Plaintiff's discovery requests and our objections to them.  If we cannot come to agreement then we will be allowed to renew our motion on or before October 31, 2016.

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

Note 6 Shareholders' Equity

Warrants

During the course of the year ended November 30, 2015, the Company raised capital through the sale of units.  Each unit was comprised of one share of common stock and one warrant. Warrants outstanding at August 31, 2016were as follows:

Shares	Exercise price	Maturity
172,000	$3.00	February 2017
243,956	$3.75	October 2017
61,538	$3.25	October 2017

WARRANTS AND OPTIONS AWARDED

Warrants

The following table summarizes all warrant activity for the nine-month period ended August 31, 2016:

		Weighted Average
	Warrants	Exercise Price

Outstanding at December 1, 2015	477,494	$3.42
Granted
Exercised	0
Expired	0
Outstanding at August 31, 2016	477,494	$3.42

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

Stock Options

To date the Company has not yet established a formal Stock Option Plan.  The options that have been granted during the nine-months ended August 31, 2016 were done pursuant to employment contracts entered into by the Company and the respective employee.  The Company will be establishing a formal stock option plan which will be approved and managed by the Board of Directors and will obtain shareholder approval within one year of its establishment.

The estimated weighted average fair values of the options granted during the nine-months ended August 31, 2016 $1.90 per share.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the nine-months ended August 31, 2016.

	August 31, 2016

Expected volatility	150%
Expected Term	6	years
Dividend Yield	0%
Risk-free interest Rate	0.68%

Employee and stock-based options compensation expenses for the three and nine-months ended August 31, 2016 and 2015 was as follows:

	Three months ended August 31		Nine months ended August 31
	2016	2015	2016	2015

General and Administrative	$382,539	$0	$770,745	$0

Total	$382,539	$0	$770,745	$0

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

Common stock, stock options or other equity instruments issued to non-employees (including consultants) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically re-measured as the underlying options vest.

The following is a schedule summarizing employee and non-employee stock option activity for the Nine -months ended August 31, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 1, 2015	0	0	$0
Granted	7,500,000	$2.60	0
Exercised	0	N/A	0
Expired/Cancelled	0	N/A	0
Outstanding8/31/16	7,500,000	$2.60	0
Exercisable 8/31/2016	0	N/A	N/A

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company's common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was approximately $0 for the nine-months ended August 31, 2016.

As of August 31, 2016 the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $3,967,416 which is expected to be recognized over approximately 3.47 years.  As of August 31, 2016, 5,000,000 stock options granted to a non-employee had not been valued, as the performance conditions have not been met.

Note 7 Related Party Transactions

Purebase temporarily sublet office space from OPTEC Solutions, LLC, a company partly owned by the Company's former CFO, Amy Clemens, on a month-to-month basis. The Company paid rent totaling $-0- and $7,500 during the three months ended August 31, 2016 and August 31, 2015, respectively and $7,500 and $21,000 for the nine months ended August 31, 2016 and August 31, 2015, respectively. That arrangement has now come to an end since the Company has relocated its corporate headquarters to Ione, California.  As of August 31, 2016 the Company has an outstanding balance owed to Amy Clemens, the former CFO, of $6,134 for consulting fees and miscellaneous expenses, and an outstanding balance of $14,478 owed to OPTEC Solutions, LLC, which is included in accounts payable on the condensed balance sheets.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

Purebase Ag paid consulting fees to Baystreet Capital Corp. to provide investor relations and other services as requested by the Company and/or Purebase Ag. Todd Gauer is a principal of Baystreet Capital which is a shareholder of the Company and he is a former officer and director of Purebase Ag. The Company did not pay Baystreet Capital any consulting fees during the three months ended August 31, 2016 and August 31, 2015, respectively, and paid $-0- and $-30,000- for the nine months ended August 31, 2016 and August 31, 2015, respectively.

The Company entered into a Contract Mining Agreement with US Mine Corp, a company owned by the majority stockholders of the Company, pursuant to which US Mine Corp will provide various technical evaluations and mine development services to the Company.  Services totaling $-0- and $97,623 were rendered by US Mine Corp for the three months ended August 31, 2016 and August 31, 2015, respectively, paid $-0-and $169,382 for the nine months ended August 31, 2016 and August 31, 2015, respectively.

During the three months ended August 31, 2016, U S Mine Corp has advanced the Company $362,372, for the nine months ended August 31, 2016, U S Mine Corp has advanced the Company $475,763 for corporate operating expenses. As of August 31, 2016, the Company owes U S Mine Corp a total of $507,434.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes is bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2016.

On March 4, 2016, Luigi Ruffolo, a shareholder, and Joseph Panetta a shareholder, each advanced $50,000 to the Company for bridge financing at 6% per annum. The notes were due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first. Also on March 4, 2016 Inuit Artists Gallery advance the Company $20,000 for bridge financing at 6% per annum. This note was due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

On June 28, 2016, Inuit Artists Gallery, Luigi Ruffolo and Joseph Panetta assigned their notes from the Company to Arthur Scott Dockter, CEO and a Director of the Company. Mr. Dockter accepted the assignment as made.  In return for accepting the assignment of the Notes, the Company issued Mr. Dockter a Note in the amount of $122,430 which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% and was due September 7, 2016.  The Company and Mr. Dockter are in negotiations about renewing the Note.

During the nine-months ended August 31, 2016 Arthur Scott Dockter, CEO, advanced the Company $48,456, which was used for General and Administrative expenses of the Company.  No note was issued and the advance carries no interest and is payable upon demand.

During the nine months ended August 31, 2016, the Bremer Family Trust whose Trustee, John Bremer, is a shareholder and Director of the Company, has advanced the company $216,000 for corporate operating expenses.  As of August 31, 2016 the Company owes the Bremer Family Trust a total of $241,403.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2016

Note 8 Concentration of Credit Risk

Cash Concentrations

The Company has historically maintained checking accounts at one financial institution. Our account is insured by the Federal Deposit Insurance Corporation for up to $250,000. Historically, the Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash, cash equivalents and marketable securities at this time.  As of August 31, 2016, the Company had no uninsured deposits with any financial institution.

Note 9 Subsequent Events

On September 9, 2016 CBF converted $10,080 of the principal balance of the note for 79,000 shares of the Company's common stock at a conversion price of $0.1276 per share, leaving a principal balance $10,902 due and payable.

On September 15, 2016 CBF retired the note payable by converting the principal remaining of $10,902 and accumulated interest of $1,408, totaling $12,310, for 106,116 shares of the Company's common stock at a conversion price of $0.116 per share.

On September 23, 2016, the Company's majority owned subsidiary Purebase Networks, Inc. completed an initial round of funding totaling $500,000.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. IN ADDITION, MATERIAL EVENTS DESCRIBED BELOW UNDER "OTHER INFORMATION" OCCURRING AFTER THE QUARTER ENDING AUGUST 31, 2015 WILL HAVE A MATERIAL IMPACT ON THE COMPANY'S FUTURE BUSINESS.

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

Current Plan of Operations

Purebase Corp. ("the Company, "we" or "us"), and its wholly-owned subsidiary, Purebase Agricultural, Inc. ("Purebase Ag") is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan potassium sulfate, kaolin clays, and fulvic and humic acids on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

On May 6, 2016, Purebase Corporation and Steve Ridder and John Wharton formed Purebase Networks, Inc., a Delaware corporation. Under the Shareholders' Agreement Purebase obtained a 90% dilutable interest in the Company, Messrs. Wharton and Ridder obtained a 10% non-dilutable interest, Purebase's interest cannot be diluted below 51%.  As of August 31, 2016, the Company owns 71.5% of Purebase Networks, Inc. Purebase Networks, Inc., develops an Agricultural Technology solution comprised of sensors, proprietary wireless technology, and cloud analytics that assist farmers monitor and manage the health of their soils

Results of Operation

We have included a discussion and analysis of the Company's current consolidated operations for the three and nine-month period ending August 31, 2016 as compared to the Company's previous consolidated operations for the three and nine-month period ending August 31, 2015.

Overview

During the current fiscal quarter ended August 31, 2016, the Company generated minimal revenues. Total assets increased from $313,178 as of August 31, 2015 to $536,454 as of August 31, 2016. Total liabilities increased from $2,403,146 at August 31, 2015 to $2,622,778 at August 31, 2016 reflecting increases of $443,725 in Accounts Payables & Accruals, $170,886 in amounts Due to Officer, $717,167 in amounts Due to Affiliated Entities, decreases of $78,454 in Notes Payable and $18,554 in Derivative Liability.

Results of Operations for the nine-month period ended August 31, 2016 compared to the quarter ended August 31, 2015

The Company's operating results for the quarters ended August 31, 2016 and 2015 are summarized as follows:

	Quarter Ended	Quarter Ended
	8/31/16	8/31/15

Revenue	$12,681	$0
Operating Expenses	$877,623	$274,143
Net Loss attributable to Purebase Corporation shareholders	$(729,880)	$(291,185)

Revenue

Since inception the Company, its subsidiaries U.S Agricultural Minerals, LLC, Purebase Agricultural, Inc. and its new majority owned subsidiary, Purebase Networks, Inc. have generated only minimal revenue from operations.

Operating Costs and Expenses

Total operating expenses for the Company for the three months ended August 31, 2016 were $877,623 compared to $274,143 of expenses incurred for the same period ended August 31, 2015. This increase is mainly attributed to the significant increase in general and administrative expenses attributed to the hiring of additional executive personnel and activities in establishing the Company's business. Exploration and mining expense for the three months ended August 31, 2016 were $9,231 compared to $69,794 of such expenses incurred during the same period in 2015.

General and administrative costs for the Company for the three months ended August 31, 2016 were $2,080,251 and the general and administrative costs of the Company for the same period in 2015 were $708,645 The increase in general and administrative expenses is mainly attributed to expanding the Company's business activities and hiring of additional executive personnel. Included in the G&A expenses are professional fees for the three months ended August 31, 2016 which were $212,239 compared to professional fees of $396,432 for the same period in 2015. The decrease in professional fees is mainly attributable to increased use of "in-house" General Counsel.

The Company's interest expense increased to $190,779 for the three months ended August 31, 2016 compared to $37,182 for the three months August 31, 2015. The increase was due to the significant increase in servicing costs, including accrued interest, associated with the outstanding debt in the three-month period ending August 31, 2016.

Net Loss

The Company incurred a net loss attributable to Purebase Corporation shareholders of $729,880 for the fiscal quarter ended August 31, 2016 compared to the Company's a net loss of $291,185 for the fiscal quarter ended August 31, 2015, an increase of over 150%. The increase in net loss is the result of expenses relating to additional executive personnel, financing activities and increases in general business expenses relating to the Company's increased business activities, coupled with a lack of revenues to offset these expenses.

Results of Operations for the nine-month period ended August 31, 20016 compared to the nine-month period ended August 31, 2015

The Company's operating results for the nine-month period ended August 31, 2016 and 2015 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	8/31/16	8/31/15

Revenue	$14,121	$0
Operating Expenses	$2,155,758	$1,041,142
Net Loss attributable to Purebase Corporation shareholders	$(2,265,016)	$(1,099,863)

Revenue

Since inception the Company, its subsidiaries Purebase Agricultural, Inc. and its new majority owned subsidiary, Purebase Networks, Inc. have generated only minimal revenue from operations.

Operating Costs and Expenses

Total operating expenses for the Company for the nine months ended August 31, 2016 were $2,155,758 compared to $1,041,142 of expenses incurred for the same period ended August 31, 2015. This increase is mainly attributed to the significant increase in general and administrative expenses attributed to the hiring of additional executive personnel. and activities in establishing the Company's business. Exploration and mining expense for the nine months ended August 31, 2016 were $66,476 compared to $323,464 of such expenses incurred during the same period in 2015.

General and administrative costs for the Company for the nine months ended August 31, 2016 were $2,080,251and the general and administrative costs of the Company for the same period in 2015 were $708,645 The increase in general and administrative expenses is mainly attributed to expanding the Company's business activities and hiring of additional executive personnel. Included in the G&A expenses are professional fees for the nine months ended August 31, 2016 which were $212,239 compared to professional fees of $396,432 for the same period in 2015. The decrease in professional fees is mainly attributable to increased use of "in-house" General Counsel.

The Company's interest expense increased to $190,779 for the nine months ended August 31, 2016 compared to $37,182 for the nine months August 31, 2015. The increase was due to the significant increase in servicing costs, including accrued interest, associated with the outstanding debt in the nine-month period ending August 31, 2016.

Net Loss

The Company incurred a net loss of $2,265,016 for the nine-month period ended August 31, 2016 compared to the Company's a net loss of $1,099,863 for the nine-month period ended August 31, 2015, an increase of almost 106%. The increase in net loss is the result of expenses relating to additional executive personnel, financing activities and increases in general business expenses relating to the Company's increased business activities, coupled with a lack of revenues to offset these expenses.

Liquidity and Capital Resources

At August 31, 2016 the Company's cash balance was $238,709 and it had a working capital deficit of ($2,384,069).  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that the Company's current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. The Company has had negative cash flow from operating activities as it has just begun to generate revenues from production or product sales.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

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

Going Concern

As of the end of the quarter covered by this report, we have not attained profitable operations and are dependent upon obtaining additional financing to sustain our business activities. For these reasons our auditors stated in their report on our fiscal year-end audited financial statements that they have substantial doubt we would be able to continue as a going concern.

Financings

As of the end of the quarter our operations have been funded by equity investment and debt financing. All debt funding has come from a private placement of our securities.

Debt Financing

In January 2016, Inuit Artist Gallery, a shareholder, advanced $20,000 to Purebase Corp for bridge financing at 6% per annum.  The note was payable June 21, 2016, or when the Company closes is bridge financing, whichever is sooner.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes is bridge financing, whichever is sooner.

On March 4, 2016, Lou Ruffolo, a shareholder, advanced $50,000 to the Company for bridge financing at 6% per annum. The note was due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

Also, on March 4, 2016, Joe Panetta, a shareholder, advanced $50,000 to the Company for bridge financing at 6% per annum. The note was due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first.

On June 28, 2016, Inuit Artists Gallery, Luigi Ruffolo and Joseph Panetta assigned their notes from the Company to Arthur Scott Dockter, CEO and a Director of the Company.  Mr. Dockter accepted the assignment as made.  In return for accepting the assignment of the Notes, the Company issued Mr. Dockter a Note in the amount of $122,430, which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% and was due September 7, 2016.  The Company and Mr. Dockter are in negotiations about renewing the Note.

Issuance of Common Stock

-None-

Tabular Disclosure of Contractual Obligations as of August 31, 2016:

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

The Company has incurred a net loss of $729,880 and $2,265,016 for the three and nine-months ended August 31, 2016, respectively and a total accumulated deficit as of August 31, 2016 of $4,961,411.

During the quarter ended August 31, 2016 the Company had minimal recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development, product marketing and payment of general and administration expenses, until revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company's consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company's Chief Executive Officer, and Chief Financial Officer (the "Certifying Officers"), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures were currently ineffective in providing reasonable assurance that the information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

-
Lack of an independent board of directors, including an independent financial expert. The current board of directors is evaluating expanding the board of directors to include additional independent directors. The current board is composed of four members and may be expanded to as many as nine members under the Company's By-Laws.

-	Lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions.

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the Company's last fiscal quarter, and no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II– OTHER INFORMATION

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

On April 11,2016 defendants in the above entitled matter filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Plaintiffs have filed a Motion to Dismiss the Company's Counter Claims and Motion to Strike Third Party Complaint.  Defendants have responded to Plaintiffs' Motions.  On   July 22, 2016, the Court served an Order to Set Hearing for Oral Argument on Plaintiffs' Motion to Dismiss and Motion to Strike on the Parties.  Subsequently, the Parties conferred on July 29, 2016 and agreed to have the matter heard by the Court on October 20, 2016.

The case is also in its discovery phase.  On July 15, 2016, Defendants' counsel file a Motion to Quash two (2) Subpoenas Duces Tecum served on the Defendants by the Plaintiffs.  On July 18, 2016, Defendants' counsel filed a Motion for Protective Order against the Plaintiffs.  Both Motions have been submitted to the Court and the Parties are awaiting the decision of Discovery Referee. The Defendants plan to continue to vigorously defend the matter and prosecute their cross-claims.

On September 28, 2016, the Discovery Referee assigned to our matter issued its "Recommendation for Order" on our Motion for a Protective Order and Motion to Quash.  The Referee has stayed all discovery to allow the parties to meet and confer about Plaintiff's discovery requests and our objections to them.  If we cannot come to agreement, then we will be allowed to renew our motions, on or before October 31, 2016.

ITEM 1A.  RISK FACTORS

As of the end of the quarter, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on March 14, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

-None-

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

-None-

ITEM 4.  MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.

ITEM 5.  OTHER INFORMATION

-None-

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

PUREBASE CORPORATION

Dated: October 20, 2016	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: October 20, 2016	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer