Form 10-K
period 2016-11-30
PureBase Corp
filed 2017-04-12
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
November 30, 2016	333-188575

PUREBASE CORPORATION

Nevada	27-2060863
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
8625 State Highway 124
Ione, CA 95640
(209) 790-4535

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer
☐ Accelerated filer
☐ Non-accelerated filer (do not check if a smaller reporting company)
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of May 31, 2016 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on such date was approximately $52,272,293 based on a price of $1.49 per share. (The number of shares traded is insignificant)

As of February 28, 2017, the Registrant had outstanding 141,347,173 shares of common stock.

Transitional Small Business Disclosure Format:    Yes ☐   No ☒

Documents Incorporated by Reference

Certain exhibits required by Item 15 have been incorporated by reference from Purebase's previously filed Form 8-K's and Form 10-Q's.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
     This annual report on Form 10-K or documents incorporated by reference may contain certain "forward-looking" statements as such term is defined by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases, which represent the Registrant's expectations or beliefs, including but not limited to, statements concerning the Registrant's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intent," "could," "estimate," "might," "plan," "predict" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.
     These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.
     These risks and uncertainties and other factors include, but are not limited to, those set forth under Item 1A "Risk Factors". All subsequent written and oral forward-looking statements attributable to the Registrant or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

PART I

ITEM 1.       BUSINESS

PureBase Corporation ("Purebase", the "Company", "we", or "our") was incorporated in Nevada on March 2, 2010. On January 12, 2015 the Company changed its name to PureBase Corporation and was assigned the new trading symbol "PUBC". The Company' executive offices are located at 8625 State Highway 124, Ione California 95640. The Company's telephone number is (209) 257-4331 and at the Company's Web address, www.Purebase.com.

The Company's Business

Purebase is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. The Company acquired most of its business and assets through a reorganization with Purebase, Inc. which is now a wholly-owned subsidiary called Purebase Agricultural, Inc. ("Purebase Ag"). Purebase Ag was incorporated in the state of Nevada on June 11, 2013 as an exploration and mining company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. Purebase' business is divided into two divisions, "Purebase Agricultural, Inc." to develop agricultural supplements and Purebase Build "SCM"  whose focus is to develop sector related products.  Purebase will provide for distribution of those products into each industry related market.

Agricultural Division

The Company's business plan will initially focus on the organic agricultural market sectors. The Company will seek to develop products derived from mineralized materials of Kaolin Clay, Laterite, Potassium Silicate Sulfate, Leonardite and other natural minerals. These important minerals are used in the agricultural industry to protect crops and fruits from the sun, winter damage, provide nutrients to plants, and better soil ecology with soil amendments to help farmers increase the yields of their harvests.

The Company will also seek to develop mineralized materials of pozzolan,  potassium and sulfate for agricultural applications. While some of the Company's current properties which it owns or controls contain pozzolan, potassium and sulfate, among other minerals, such mineralizations have yet to be quantified and do not represent "proven" or "probable" reserves as defined in Industry Guide 7 of the federal securities regulations.

Purebase will utilize its mining services contract with US Mine Corporation ("USMC"), a private company focusing on the development and contract mining of industrial mineral and metal projects throughout North America to perform exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, mine production and mine site reclamation. Exploration services would also include securing necessary permits, environmental compliance and reclamation plans. In addition, a substantial portion of the minerals to be utilized by Purebase will be obtained from properties owned or controlled by USMC of which Scott Dockter, John Bremer and Craig Barto are officers, directors and owners.

We intend to develop innovative solutions that represent an important value-enhancing element for our agricultural customers. We intend to create a brand family under the parent trade name, "Purebase", consisting of four primary product lines: Purebase Shade Advantage WP, Purebase Potassium Silicate Sulfate Advantage , Purebase Humate Advantage,  and Purebase Soil Advantage.

Purebase Shade Advantage WP is a natural mineral plant protectant that reduces sunburn damage to plant tissue (including fruits and nuts) exposed to UV and infrared radiation.  The protection is achieved through the absorption of ultraviolet light and dissipation of heat, which reduces the stress on most plants.

The anticipated benefits of this product include:
●	Adheres to vascular tissue, fruit and wood electrostatically without the need for surfactants (stickers)
●	Provides shade protection against sunburn of plant tissue and sun scalding of fruits, nuts and vegetables
●	Purebase Shade Advantage's smaller particle size makes it more effective for protecting plants
●	Designed for application on organic and conventional crops
●	When sprayed on dormant trees, Shade Advantage WP has the potential of increasing the chill hours

Shade Advantage WP will be available in 25 lb. compostable and biodegradable bags.

Purebase Potassium Silicate Sulfate is derived from a proprietary potassium and sulfate mineral deposit. It provides many essential minerals, while lowering pH to allow nutrients to be available to plants, and improving soil biology. It can be applied to most crops, trees, vines and turf applications.  It will be available in granular grade and micronized solution grade, in bulk orders or 10, 20 and 50 lbs. bags.

Purebase Humate Advantage (Increased Nutrient Uptake) is derived from a proprietary deposit of leonardite. The combination of humic and fulvic acid in approximately a 3-to-1 ratio, coupled with a unique cross section of plant micronutrients, allow Purebase Humate Advantage(TM) to simultaneously improve soil quality as well as buffer high pH conditions. Products containing humic acids, may increase uptake of micronutrients.  It will be available in granular grade and available in micronized solution grade.

Purebase Soil Advantage provides valuable potassium that elemental sulfur products lack. A high plant available silicate is known to increase yields in crops such as corn, rice and sugar cane. It can stabilize soil and water pH to make some nutrients available to plants, provides Iron and Calcium to improve soil and plant quality, improves soil moisture holding capacity and aggregation, improves hydraulic conductivity by stabilizing osmotic pressure.  Purebase Soil Advantage, works to detoxify soils via heavy metal binding. It increases bioavailability of soil micronutrients, increases soil buffering capacity (CEC and AEC) and is a Nutrient source for microbes.  Purebase Soil Advantage mitigates water ponding and runoff by reducing soil compactness and increases soil flocculation. It will be available in granular grade, in bulk or 50 lbs. bags.

To date we have sent samples to potential customers and conducted trials with some sales of our proposed agricultural products to several prospective wholesale and retail customers including Helena Chemical, Crop Protection Services, Brandt, Fertizona LLC, G Farms, Massey Ag, AG Trading Inc.(Peru), Clements Nut Company, Biglieri Farms, Pressley Farms, Bananera Favre, Kelchem Ltd. (Australia), North Valley Ag. Distributors, and Bee Sweet Citrus. The Company currently has Distributor Agreements with Clements Nut Co. (US) and distributors in Vietnam (including Cambodia and Laos) and Peru. Purebase is also an approved vendor for Helena Chemicals.

Production and distribution of the Company's agricultural products will be dependent on the Company's ability to extract adequate essential minerals from its existing projects or acquire such minerals from other existing sources. The Company currently obtains its Humate minerals from an existing third party mine.

In April, 2016 the Company entered into a joint venture in order to develop proprietary technologies for use in the agricultural markets, primarily to assist farmers in managing their crops. In furtherance of this joint venture, in May, 2016 a Delaware corporation called Purebase Networks, Inc. ("PNI") was formed by Mr. Ridder in order to develop these farming technologies. The Board of Directors consisted of John Wharton, Steve Ridder and Scott Dockter with Mr. Wharton and Mr. Ridder serving as the executive officers. On May 31, 2016 PNI approved the joint venture with PureBase and commenced business operations. At November 30, 2016 the Company maintained a 82% ownership interest in PNI. In order to fund PNI's technology development, it raised investor funds of $750,000. At November 30, 2016, $500,000 of these funds are recorded as a "subscription liability" on the Company's consolidated balance sheets until PNI has sufficient authorized shares to issue to its investors. In November, 2016, the Company became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Subsequent to this action, PNI obtained a Temporary Restraining Order against Mr. Ridder to prevent him from taking any further action relating to PNI's business or corporate funds. Subsequent to the fiscal year-end, PNI commenced negotiating  Settlement Agreements with Mr. Wharton and Mr. Ridder to resolve the parties' differences. On March 27, 2017 Mr. Ridder entered into a Settlement Agreementin in which he agreed to cancel his options to purchase 5,000,000 shares of the Company's common stock and mutual releases by the Company and Mr. Ridder from any further liability to each other. In addition, his Settlement Agreement provided for Mr. Ridder to retain 75% ownership of PNI, Mr. Wharton to retain 15% ownership of PNI and the Company to retain 10% ownership of PNI and for Mr. Scott Dockter and Mr. Wharton to resign from the PNI Board leaving Mr. Ridder as the sole officer and Director of PNI.

Construction Division

It is estimated that one ton of CO2 is released for every ton of portland cement manufactured.  The negative external byproducts of portland cement production is predominantly carbon dioxide. The impact on the environment from the production of portland cement presents a global concern. As such, increasing environmental regulations will continue to add to the direct costs of concrete building materials composed of portland cement. Pozzolan blended cements have lower CO2 emissions than traditional portland cement. The result is stronger, more durable concrete, better price, and reduced pollution. California is leading the way with legislation such as the California Global Warming Solutions Act of 2006, which requires cement producers to lower emissions or purchase carbon credits for overages of CO2 to 1990 levels by 2020. The responsible response to this problem is the development of supplemental cementitious materials, or SCMs. Natural occurring pozzolan is the most environmentally neutral SCM available. This presents Purebase with a unique and valuable opportunity as a "clean and green" solution provider of natural pozzolan as a replacement for traditional cement used in all types of construction.

Within the Construction Division, operating as Purebase Build, the Company plans to develop and market a Supplementary Cementitious Material ("SCM"), a solution that may be used in large infrastructure development projects for government, commercial industries and residential buildings.

Research has demonstrated that mix designs with as much as a 50% replacement of portland cement used can be a very desirable product offering reduce pollution residuals. The beneficial effects of Pozzolan in terms of compressive strength, performance and durability are mostly attributed to the pozzolanic reaction in which calcium hydroxide is consumed to produce additional C-S-H and C-A-H reaction products. These pozzolanic reaction products fill in pores and result in a refining of the pore size distribution or pore structure. This results in a lowered permeability of the paste and increased overall strength.

The Company believes the benefits of Purebase Pozzolans to the Cement Industry and Type 1P Pozzolan Cement include:
●	Pozzolan may replace portland cement at a rate between 15% and 50%.
●	Pozzolan may be raw or calcined.
●	Pozzolan is environmentally friendly.
●	Pozzolan requires less electricity in the production process.
●	Pozzolan reduces greenhouse emissions.
●	Pozzolan increases concrete durability.

Pozzolan cement can be used in most applications including concrete paving, reinforced walls, floors, sidewalks, well-cementing, precast-pre-stressed concrete, concrete pipe, block and paver production.

We plan to produce a pozzolan SCM at very competitive rates. Cartage will play a major factor in pricing, but we anticipate there will still be a substantial cost margin between fly ash used in Portland cement and Pozzolan.

Production of the Company's SCM will depend on the Company's ability to extract adequate amounts of the raw Pozzolan from its existing mining projects.

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

Purebase will utilize its mining services contract with US Mine Corporation to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to provide mine development and operations services to mining properties located initially in the Western United States and currently in California and Nevada. Purebase intends to engage in the identification, acquisition, development, mining and full-scale exploitation of natural mineral properties in Ione California as its primary focus.

The Company was unable to secure funding during the last fiscal year to fund its proposed development budget but hopes to be able to fund further development during FY 2017.

The Company will initially rely on outside funding for its development expenses. The need for external financing will be offset by revenues, as and when generated.

Employees

The Company currently has five full-time employees.  Employees include a CEO, a CFO and a Vice President of Agricultural Products Research and Development. We anticipate hiring additional employees during the current year to work the Company's agricultural production operations as our agricultural products development and distributions programs continue to expand. While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to sustain our current product development and production programs. Our employees are not expected to be subject to a labor contract or collective bargaining agreement. We consider our employee relations to be good.

Outside services, relating primarily to agricultural market research  and product development, and relating to the development and application of SCMs, as well as other technical matters as may be deemed useful in the product development and branding activities, will be provided by independent contractors.

Industry Overview
Agricultural Industry

Agriculture and agriculture-related industries contributed $775.8 billion to the U.S. gross domestic product (GDP) in 2014, a 4.8% of GDP. The output of America's farms contributed $166.9 billion of this sum—about 1% of GDP. In 2014, 16.5 million full- and part-time jobs were related to agriculture – about 9.2% of total U.S. employment. Direct on-farm employment provided over 2.6 million of these jobs. (Source: The US Department of Agriculture, Economic Research Service, Agricultural Resource Management Survey Farm Financial and Crop Production survey).

U.S. land area amounts to nearly 2.3 billion acres, with nearly 1.2 billion acres in agricultural lands. Virtually all farms today utilize various fertilizers to better utilize water resources and increase crop yields. In the US, corn crops use approximately 45% of the total available fertilizer. This is more than the combined 29% that wheat, soybeans, oilseeds, fruit and vegetables use. The remaining 26% is used by other crops. California leads the country as the largest Ag producer .In terms of sales value, California leads the country as the largest producer of agricultural products (crops and livestock), accounting for almost 11% of the national total, based on the 2012 Census of Agriculture. Iowa, Texas, Nebraska, and Minnesota round-out the top five agricultural producing States, with those five representing more than a third of U.S. agricultural-output value.

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

Climate change including increase in drought trends and an increasing population base are exacerbating the problem of adequate food production. Pesticides, GMO crops and irrigation with reclaimed water are some of the current solutions, but this is proving to be toxic to the environment, plant, animal and human health. Purebase intends to promote environmental conservation through the manufacture, sale, and distribution of the highest quality industrial minerals and natural resources in the marketplace. Our plan is to create a high-quality alternative to current GMO limited use soil amendments in the world's markets by offering a high quality water conservation product.

Construction Industry

Concrete is a common building material consisting of water, sand, gravel (i.e. aggregate), and cement. The Economist in June 2013 estimated world cement-makers' annual revenue at $250 billion. Portland Cement is the most prevalent cementing material in the world. According to the Portland Cement Association (PCA), Long-Term Cement Consumption Outlook, the United States' cement consumption is expected to reach nearly 192 million metric tons in 2035, up from current levels of an estimated 86 million metric tons in 2014.

Driven by healthy gains in the economy and most construction segments, cement use was expected to grow 7.5% in 2016, according to the latest PCA forecast. The USA is the world's 3rd largest producer of Cement. The increase will bring U.S. cement volume to approximately 103.2 million tons in 2016. Of the 50 US states, the top 3 cement producers in descending order by volume are Texas, California and Missouri. Long-term demand considerations must be weighed against supply conditions.

Competition

Major competitors in the Soil Amendments Industry include:
●	Tiger-sul: Tiger-sul is a manufacturer of bentonite sulphur and bentonite micronutrients technology. They manufacture products for the Agricultural, Organic & Turf markets.

●
Heart of Nature: Heart of Nature provides natural "ph reducing" sulfur products to farmers that help their crops to uptake water and nutrients more efficiently. Heart of Nature is located adjacent to the USMC mine site. This company is currently producing in the range of 1,500 tons per month.

Major competitors in the Cement Additive Industry include:

●
Boral:  Boral Limited is Australia's largest building and construction materials supplier and has significant operations in the USA and in Asia. With approximately $5 billion worth of sales, Boral has over 15,900 employees working across 717 operating sites.  The US operations include the country's largest brick manufacturer, the largest clay tile manufacturer, one of the largest fly ash suppliers, and the group holds a strong position in the Denver construction materials market and more recently in Oklahoma construction materials.  Boral Materials Technologies has approximately 40 locations around the country including operations at electrical utility plants, fly ash terminals and sales offices marketing approximately 4 million tons of fly ash annually.

●
Salt River Materials Group: SRM, which is the marketing arm of Phoenix Cement is a leading supplier of portland and masonry cements, fly ash and other Pozzolan SCMs, both normal and light weight aggregates, and natural gypsum products throughout Arizona and the Southwestern United States. SRM manages approximately 500,000 tons of fly ash annually.

Pricing Competition

The cement additive sector relies heavily on the construction industry.  Increased construction activity ultimately decreases the amount of available competitive products, particularly fly ash.  Reduced availability of competitive products results in increased costs making our natural pozzolan alternative more attractive to prospective customers.

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

Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the mining properties we or our third party mineral suppliers will seek to explore and develop.

Federal Regulation of Mining Activity

Mining operations are subject to numerous federal, state and local laws and regulations.  At the federal level, mining properties are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration ("OSHA") also has jurisdiction over certain safety and health standards not covered by MSHA.  Mining operations and all proposed exploration and development will require a variety of permits.  In addition, any mining operations occurring on federal property are subject to regulation and inspection by the Bureau of Land Management ("BLM"). While we have considerable experience in the mining permitting process, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay.  We currently own mining rights in several properties having existing permits in place or properties where existing permitting requirements and other applicable environmental protection laws and regulations would not pose a material hindrance to our ability to explore and develop such properties. As part of our initial evaluation of suitable projects, we will ascertain a property's regulatory compliance status and any issues affecting current or future permitting requirements.  However, we cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the exploration and development of our current or future projects.  We cannot predict whether we will be able to obtain new permits or whether material changes in permit conditions will be imposed.  Obtaining new mining permits or the imposition of additional conditions could have a material adverse effect on our ability to develop the mining properties in which we have an interest or ownership or could increase the costs charged by third party suppliers or decrease the amount of minerals available from third party suppliers.

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

All of our current mining projects will be governed by the Bureau of Land Management and the US Forest Service. The Federal Land Policy and Management Act (1976) established the BLM's multiple-use mandate to manage the public lands "in a manner that will protect the quality of scientific, scenic, historical, ecological, environmental, air and atmospheric, water resource, and archeological values; that, where appropriate, will preserve and protect certain public lands in their natural condition". The Lands, Minerals & Water Rights branch coordinates with BLM planning and resource specialists to manage surface resources, minerals and water rights to ensure that authorized uses of public lands do nothing to diminish their health and productivity or impair their use and enjoyment by present and future generations.
In connection with exploring, mining, and milling activities, we are subject to extensive federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.
With respect to the permits required for our projects mentioned above, we may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we, or our third party suppliers, cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties or those of third party suppliers could be adversely affected. See Item1A. "Risk Factors" for more information.

Mining Environmental Regulations

Mining activities, including drilling, mapping and development and production activities are subject to environmental laws, policies and regulations. These laws, policies and regulations affect, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of mined land. Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency ("EPA"), the BLM and by comparable agencies in various states, directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings, discharges and other wastes generated by the mining process.  In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act ("RCRA"), and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including natural resource mining and processing of the type to be conducted by the Company.  Such statutes also may impose liability on mine developers for remediation of waste they have created.

Mining projects also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats.  Revisions to "CERCLA" and "ESA" are being considered by Congress; however, the impact of these potential revisions on our business is not clear at this time.

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

In addition, developing mining sites requires mitigation of long-term environmental impacts by stabilizing, contouring, re-sloping, and revegetating various portions of a site. While a portion of the required work can be performed concurrently with developing the property, completion of the environmental mitigation occurs once removal of all materials and facilities has been completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies.  The mining developer must insure that all necessary cash deposits and provision to cover the estimated costs of such reclamation as required by permit are made.

Any exploration and development of mining projects by the Company will be conducted in substantial compliance with federal and state regulations and be consistent with the need to remediate any environmental impact.

Agricultural Products Certifications

All sales of agricultural products have to be registered in order to be sold, distributed and or applied in farming operations. Standards for registration are set by and regulated by the USDA (United States Department of Agriculture) at the federal level.  All state agencies must also comply with federal guidelines. There are guidelines for the registration of the products for agriculture use, some of which are federal, others are State. Because our product(s) are organic, they must meet several qualifications in order to become registered.

In California, for example, the task of regulating the registration processes is carried out by the CDFA (California Department of Food and Agriculture). There are some activities within the regulatory process that are executed by recognized and licensed private entities such as chemical laboratories and certifying laboratories. In some instances, per various international treaties, some of bilateral and some by regional structures (European Union, etc) some governmental and private organizations are recognized and licensed to play particular roles in certifying and/or in the certifying processes.

Currently Purebase has one product fully registered as an organic plant protectant: Purebase Shade Advantage WP. The WP stands for Wettable Powder which means the powder goes into suspension when mixed with water. We have registration certificates for this product in the states of California and Washington. Purebase is currently pursuing US registration of its other agricultural products.

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

The Company has only recently changed its business focus to its current business of developing industrial and natural resources. Most of this new business will be conducted by Purebase Ag which is a development stage company which commenced its business in 2014. Consequently, the Company and its subsidiaries have only limited operating history and an unproven business strategy and mining properties and production facilities that are currently being developed. Our primary activities to date have been the design of our business plan and identifying and acquiring various natural mineral property rights or leases relating to mining projects which fit our project profile as well as developing agricultural supplements and SCM's. As such we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult.  The Company and its subsidiaries have generated only limited revenues to date. The Company's success is dependent upon the successful  development of suitable mineral projects and establishing its mineral production capability. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; the availability and cost of bringing mineral projects into production; the amount of industrial and/or natural resources identified and the market price of and the uses for such minerals. These conditions may have a material adverse effect upon our business operating results and financial condition.

As a relatively new company, Purebase is unable to predict future revenues which makes an evaluation of its business speculative.

Because of the Company's current business focus, lack of operating history and the introduction of its mining development and product strategy, its ability to accurately forecast revenues is very difficult.  Future variables include the development and production of minerals from the Company's mining projects, the market for the natural resources being acquired from third party suppliers, the price of various mineral resources, building its production facilities and establishing a customer base.  To the extent we are unsuccessful in establishing our business strategy and generating revenues through development of our own mining property or through our subsidiaries, Purebase Ag and Purebase Build, we may be unable to appropriately adjust spending in a timely manner to compensate for any unexpected revenue shortfall or will have to reduce our operating expenses, causing us to forego potential revenue generating activities, either of which could have a material adverse effect in our business, results of operations and financial condition.

Purebase expects its operating expenses to increase in the future with no assurance that revenues will be sufficient to cover those expenses which could delay or prevent Purebase from achieving profitability.

As the Company's business grows and expands, the Company will spend substantial capital on developing its various mining projects, research and development of uses for its minerals being mined or acquired, establishing its operating infrastructure and creating strategic relationships.  We expect our cost of revenues, property and facility development, general and administrative expenses, to continue to increase.  If revenues do not increase to correspond with these increased expenses or if outside capital is not secured, there may be a material adverse effect on our business, cash flow and financial condition.

If the Company fails to raise additional capital to fund its business growth and project development, the Company's business could fail.

The Company anticipates having to raise significant amounts of capital to meet its anticipated needs for working capital and other cash requirements for the near term to develop its mining properties, production facilities and uses for its mineral resources.  The Company will attempt to raise such capital through the future issuance of stock or incurring debt. However, there is no assurance that we will be successful in raising sufficient additional capital and we have no arrangements for future financing and there can be no assurance that additional financing will be available to us.  If adequate funds are not available or are not available on acceptable terms, our ability to fund the Company's projects, take advantage of potential acquisition opportunities, develop or enhance the uses of our mineral resources or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company's business and financial condition.

Raising funds through debt or equity financings in the future, would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.
We expect to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to provide for working capital, carry out mining development and production programs or to make acquisitions.  Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our Common Stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our Common Stock in connection with an acquisition of the Company.  Incurring additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our Common Stock and would have to be repaid from future cash flow before there would be any return to investors.
Our business will depend on certain key Purebase personnel, the loss of which would adversely affect our chances of success.

The Company's success depends to a significant extent upon the continued service of its senior management, key executives and consultants.  We do not have "key person" life insurance policies on any of our officers or other employees.  The Company recently lost the services of its COO. The loss of the services of any additional key members of senior management, other key personnel, or our inability to retain high quality subcontractors and production personnel would have a material adverse effect on our business and operating results.

Former Purebase Ag stockholders are able to control the Company.

As a result of a Reorganization which occurred in December, 2014, the initial stockholders of Purebase, Inc. (now Purebase Ag) were issued common stock of the Company representing 61% of the Company's outstanding common stock.  Accordingly, Mr. A. Scott Dockter and other former Purebase, Inc. stockholders currently have the ability to control the affairs of the Company for the foreseeable future.

An increase in the price of natural resources will adversely affect our chances of success.

The Company's business plan is based on current development costs and current prices of pozzolan, silica and other natural resources being developed by the Company. However the price of minerals can be very volatile and subject to numerous factors beyond our control including industrial and agricultural demand, inflation, the supply of certain minerals in the market, and the costs of mining, refining and shipping of the minerals. Since the Company will be obtaining the majority of its minerals from third party suppliers, any significant increase in the price of these natural resources will have a materially adverse effect on the results of our operations unless we are able to offset such a price increase by implementing other cost cutting measures or passing such increases on to our customers. While the Company has attempted to secure stable pricing and supply pursuant to its long term agreement with USMC, there is no assurance that the Company may incur price increases or supply shortages of its raw materials.

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

The Company's business strategy is to develop and extract or obtain certain minerals which they believe can have significant commercial applications and value. The Company's business strategy also includes developing new uses and products derived from these mineral resources, such as the use of pozzolan as an ingredient for cement or sulfate and Humate for agricultural uses. There is no assurance that we will be able to identify and/or develop commercially viable uses for the minerals we will be mining or obtaining. In addition, even if we identify and/or develop commercial uses and markets for our minerals, the time and cost of mining or otherwise obtaining, refining and distributing such minerals may exceed our expectations or, when developed, the amount of minerals available may fall significantly short of our expectations thus providing a lower return on investment or a loss to the Company.

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

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We will strive to verify that projects currently owned or being considered, are currently operating or can be operated in substantial compliance with all known safety and environmental standards and regulations applicable to such mining properties. We will also seek suppliers who we believe are operating in substantial compliance with all safety and environmental standards and regulations applicable to such mining properties. However, there can be no assurance that our compliance efforts regarding our own properties could be challenged or that future changes in federal or state laws, regulations or interpretations thereof will not have a material adverse effect on our ability to establish and sustain mining operations of our own properties or adversely affect the mining properties of our suppliers.

Certain of our current and proposed products will require certifications before being suitable for all purposes.

Some of our agricultural products and our SCM's will require certain certifications before being suitable for labelling and usage. For example, our SCM must be certified ASTM International (American Society for Testing and Materials International) to meet certain strength standards in order to be certified for use in large government projects and our agricultural products must be certified under US Department of Agriculture ("USDA")  specifications. While the Company as certified several of its agricultural products under USDA specifications and  is currently working with various laboratories to acquire future certifications, there is no assurance as to if or when such certifications will be obtained.

The Auditor's Report states there is substantial uncertainty about the ability of the Company to continue its operations as a going concern.

In their audit report dated April 11, 2017 included in this Form 10-K, the auditors expressed an opinion that substantial doubt exists as to whether the Company can continue as an ongoing business. In addition, the audit report also contained a "going concern" caveat as to the Company's ability to continue as a going concern. We believe that if we do not raise additional capital from outside sources in the near future or if the development of our mining properties or production facilities do not generate revenues as planned, we may be forced to delay the implementation of our business plans or curtail our business operations.

We will face competition in our market space.

At the present time the Company is aware of other companies providing similar minerals and natural resources to those of the Company's.  In addition, other entities not currently offering the minerals or product uses similar to the Company's may enter the industrial and agricultural markets.  The Company's natural resources and products will also have to compete with established minerals (such as fly ash for use in making cement) which are already in commercial and agricultural use. Any such competitors would likely have greater financial, mining production, production capacity, marketing and sales resources than the Company.  Increased competition may result in pricing pressures and the inability to increase market share, which may have an adverse effect on the Company's business, operating results and financial condition.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

Purebase is a public "reporting company" with the US Securities and Exchange Commission ("SEC"). As a public reporting company, we will incur significant legal, accounting, reporting and other expenses not generally applicable to a private company.  We also will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of these continuing costs we will incur as a result of being a public company.

SECURITIES RISKS

Most of the Company's outstanding shares were issued with resale restrictions which are now eligible for removal.

The shares of the Company's common stock issued in the 2014 Reorganization transaction or other private placement transactions as well  as shares held by affiliates, representing approximately 75% of the shares outstanding, have not be registered under the Securities Act or under any state's securities laws for public sale. As a result, these shares are deemed to be "restricted" or "control" shares as defined in Rule 144 under the Securities Act and subject to resale restrictions. Consequently, these shares cannot be freely sold unless registered under the Securities Act of 1933 or sold pursuant to an available exemption under Rule 144. However, since the Company has been previously designated as a "shell company" under the Securities Act, the resale exemption under Rule 144(i) continues to be available only for so long as the Company remains current in all of its reporting requirements. Approximately 22,267,592 shares of the Company's restricted common stock held by non-affiliate stockholders are eligible for resale pursuant to Rule 144 without resale restrictions. The price of the Company's common stock traded on the OTCQB trading market could be adversely affected should a significant number of non-affiliate stockholders choose to sell their shares pursuant to Rule 144.

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

There is currently a limited active trading market for our common stock which is listed and traded on the OTCQB (owned by NASDAQ Stock Market, Inc.). The OTCQB is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. Consequently, the market for our common stock will depend to a certain extent on the number of market makers trading in our stock. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, the activities of our market makers, general market conditions and other factors. In addition, stock markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of development stage companies such as Purebase, which may adversely affect the market price of our common stock in a material manner.

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

ITEM 2.       PROPERTIES

Office/Production Facilities

Our corporate offices are located at 8625 State Highway 124 Ione, CA 95640. Our agricultural production and packaging  facilities will also be located at this site. The Company's telephone number is (209) 257-4331 and on the Web at www.Purebase.com.

Mineral Properties/Interests
While our main emphasis is developing and distributing our agricultural products, we may in the future undertake the commercialization of our three mining properties, one of which we own, one of which control by lease and one of which we have the right to acquire from a related party. The Company has two Pozzolan projects, one located in Northern California, and the other in Southern California to serve those areas as primary markets for the agricultural and construction sectors. The Company's potassium sulfate project is located in south central Nevada which is close to the central valley markets we expect to serve with our agricultural products. While all of the properties contain mineralized material, all of the Company's properties are exploration stage properties under Industry Guide 7 unless and until "proven or probable reserves" are defined.

Company Right to Acquire Properties

Snow White Mine in San Bernardino County, CA

As previously disclosed on Form 8-K filed with the SEC on December 2, 2014, on November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. (as "Seller") agreed to sell its fee simple property interest and certain mining claims to US Mine Corp for a purchase price of $650,000. On December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement at which time the Company paid a $50,000 down payment to the Seller. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement and the obligation to pay the remaining $575,000 of the purchase price. There was a delay in the seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing and the payment of another $25,000 (which was advanced by John Bremer), the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a director of Purebase, acquired the property on or about October 15, 2015 by paying the remaining purchase price balance of $575,000 to the Seller. Mr. Bremer is holding the property and will transfer title to the Company when the Company reimburses Mr. Bremer for his acquisition expenses.  The Company has not been restricted from continuing its exploration on the property or access to property in any way. The mining claims require a minimum royalty payment of $3,500 per year.

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

The principal mineral deposit found within the Snow White Mine site is a unique combination of naturally formed, extremely pure, lightweight "ash-like" aluminum silicate mineral products that were created by explosive, volcanic activity. This unique deposit consists of multi-layered strata of finely shattered or "atomized" rhyolitic glass with various amounts of aluminum, potassium, and magnesium as well as other trace minerals. This combined  blend  of  stratified  aluminum  silicate  materials is an extremely pure, naturally clean mineral product, which is free of external contamination as a result of its volcanic formation and uniform settlement in beds on the floor of an ancient lake bed that formed in this Superior Lake quadrangle  of the West Mojave  Desert region.

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

Purebase Ag Properties

Placer Mining Claims USMC 1-50

On July 30, 2014 Purebase Ag entered into a Placer Claims Assignment Agreement pursuant to which Scott Dockter and Teresa Dockter assigned their rights to certain Placer Mining Claim Notices filed and recorded with the US Bureau of Land Management (the "BLM") relating to 50 Placer mining claims identified as "USMC" 1" thru "USMC 50" (the "USMC Placer Claims") for which Purebase Ag issued 12,118,000  shares of its common stock to Scott Dockter in exchange for these Mining Rights.

The USMC Placer Claims is a placer claims resource covering 1,145 acres of mining property located in Lassen County, California and located in an area known as the "Long Valley Pozzolan Deposit". Purebase Ag holds non-patented mining rights to the property consisting of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. This property can be accessed at multiple entry points. At the Northern portion of the property at the intersection of Hwy 70 and Hwy 395 there is a paved entrance that leads to an off- road entry to the claims area. At the Southern end of the property there is a paved entry off the Hwy that leads to an off-road entry to the site. Approximately 6.5 miles north of the California and Nevada state line is this Southern Paved Hwy entrance that also permits access to the property. These claims are situated on federal BLM land require annual maintenance payments to the BLM and annual filings of intent to hold and affidavit assessment work. There is no expiration date on ownership of the leases as long as the annual payments are made and the annual filings are completed. They are both current. There have been no previous operators at these claim locations, consequently no improvements have been made at the claims location. There is no equipment present at the claims location. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

While the USMC Placer Claims property is native and undisturbed and has not been previously explored or mined, this area is included in a State sponsored report showing this area is underlain by mineral deposits for which geological information indicates that significant inferred resources of natural pozzolan are present. The State sponsored report was previously filed as Exhibit 10.6. The Long Valley Pozzolan Deposit is a lacustrine diatomaceous and tuffaceous siltstone which is exposed in a north-south trend for a distance of nearly 10 miles. Long Valley is one of several Miocene-Pliocene age sedimentary basins in northeastern California and northwestern Nevada. The area is marked by the complex structural styles of the Sierra Nevada Basin and Range transition zone. Among the leading structural styles are northerly trending normal faulting characteristic of the eastern Sierra Nevada and north-northeast trending extensional normal faulting characteristic of the Basin and Range. The project is in an area defined in a State sponsored report as an area containing a unique blend of volcanic origin and diatoms. Based on visual and geological evidence suggesting these minerals are present along with the information contained within the state sponsored report, the Company believes this data indicates that mineralization does exist which could be economically and legally extracted and produced once necessary permits are obtained.

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

Federal Mineral Preference Rights Lease in Esmeralda County, NV

On October 6, 2014 Purebase Ag entered into an Assignment of Lease from US Mine Corp. pursuant to which Purebase Ag acquired the rights to a Preference Rights Lease granted by the BLM covering approximately 2,500 acres of land located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada (referred to as the "Esmeralda Project").

Contained in the Esmeralda Project's leased property is the mining property known as the "Chimney 1 Potassium/Sulfur Deposit" which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by Purebase Ag under a Federal Mineral Preference Right Lease. It is a 20 year lease that began on August 28, 2002 and extends to August 28, 2022. There are annual minimum royalty and rental payments. The project has an approved Reclamation Plan – Nevada Division of Environmental Protection Permit #0192 – and an approved Plan of Operations, BLM Case Number N65-99-001P. There is a reclamation bond in place in the amount of $47,310.30. The BLM is the bond holder.

The current operation is an open pit mine site which is fully permitted and partially developed. The total allowed disturbed acreage for the existing and approved reclamation plan is 14.45 acres. There has been production at the mine site with approximately 6,425 tons of processed course grade material in a stockpile at the site available for shipment and sale. The site entrance is located approximately 10 miles south of Hwy 95/6 on Hwy 265 on the East side of the Hwy. The mine site location is 3.4 miles of unpaved road from the Hwy. The existing site equipment consist of a 40' storage container, a 8,000 gallon water tank and portable single axel truck scale. Pit development has begun and rectified drawings have been recorded to the existing site disturbance. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

The property is known to contain large amounts of altered volcanic tuff composed of Alunite, K-Alum, Jarosite, Gypsum, Native Sulfur and K-feldspar. The geology of the area around the mine site includes deposits of potassium and sulfur described as being in an elongated dike like or neck like mass of rhyolite having the appearance of being intrusive into gently folded white and red sedimentary ryolitic tuffs of Tertiary age. Sulfur occurs in this area as irregular seams and blebs in altered Tertiary sedimentary rocks and welded tuffs (Albers and Stewart 1972). The area has been mapped as Tertiary Esperanza Formation. Much of the area is covered with quaternary alluvium partially obscuring the relationships of the underlying rocks. It appears that these fumarolic deposits are related to plutonic outcrops in the area, specifically the Weepah Hills Pluton.

There has been some preliminary exploration at the site and the Company will obtain the Sulphur for its Soil Advantage and Sulfate Advantage from this Project. There is a new exploration plan being developed in concert with a new mine plan that will allow for expansion on the existing site. Phase I planning includes continued exploration, expansion and development of the existing permitted mine site. Included in the Phase II planning is the installation of onsite crushing and sizing machinery, truck scale and other equipment at the mine site.

LONG VALLEY
DEPOSIT
39°45'23"N
120°00'56"W
NEVADA
RULCO DEPOSIT
37°54'22"N
117°39'29"W
CALIFORNIA
SNOW WHITE
DEPOSIT
35°09'22"N
117°04'59"W

PORTOLA
70
49
LONG VALLEY
20 MILES
FROM RENO
LOYALTON
COLD SPRINGS
SPANISH
SPRINGS
395
SUN VALLEY
89
RENO
VERDI
I-80
I-80
395

95
95
TONOPAH
265
RULCO
45 MILES FROM
TONOPAH
95

SNOW WHITE
17 MILES FROM
HINKLEY
HINKLEY
58
BARSTOW
I-15
YERMO
LENWOOD
I-40
247
I-15

Purebase

Purebase Corp.
1670 Sierra Ave., Ste. 402
Yuba City, Ca. 95993
(530) 969-7873

PROJECT LOCATION MAP	LONG VALLEY - RULCO - SNOW WHITE		
LONG VALLEY POZZOLAN PROJECT RULCO SULFUR PROJECT SNOW WHITE POZZOLAN PROJECT	VICINITY MAP		DATE 03-22-2015
	DWG. BY: S.E.H.	SCALE N.T.S.	SHEET 01 OF 01

LONG VALLEY POZZOLAN DEPOSIT

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

Present land Use: The lands in question are currently used only for minor wildlife habitat and occasional recreation (off road vehicle) use.

Exploration Plan: When and if exploration of this property is commenced, exploration will focus on the surrounding area to the existing mine site location within a 50 acre +/- section and the drill holes will be primarily shallow (<200 ft.) drill holes located on sites throughout the identified area at 500' centers +/-. Each drill site selected shall be located and identified on post exploration mapping with Lat/Lon coordinates. Drilling will be limited to sites which can be accessed by truck or crawler mounted drills. Drilling is expected to by either core, conventional rotary or reverse circulation methods. Drill pads will be of limited extent, dependent on the equipment available, but in general approximately 12 ft.by 40  ft. The cuttings will be sampled and tested using an Olympus XRF handheld analyzer with random split samples being collected logged and forwarded to a third party laboratory for conformation testing.  The excess being available for drill hole plugging.

In the future, the Company may wish to enter additional product markets which derive from natural resources such as procuring properties containing silica sand and Kaolin clays which could be used to make glass, silica chips and solar panels. The Company may also acquire properties containing humate in order to augment its agricultural soil supplements. However, at the current time, the Company will continue to acquire its raw materials from USMC and other third party suppliers.

ITEM 3.       LEGAL PROCEEDINGS

The Company, Purebase Ag and US Agricultural Minerals, LLC ("USAM") along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral arguments on the Defendants' Motion to Dismiss were heard on December 17, 2015. On March 2, 2016, the Court issued its decision regarding Defendant's Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants and dismissed the CEO's wife as a defendant.  The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.  On March 25, 2016, the plaintiffs in the above matter filed the Court ordered Second Amended Complaint.  On April 11, 2016 defendants in the above entitled matter filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Plaintiffs have filed a Motion to Dismiss the Company's Counter Claims and Motion to Strike Third Party Complaint.  On July 22, 2016, the Court served an Order to Set Hearing for Oral Argument on Plaintiff's Motion to Dismiss. On July 15, 2016 Defendants' counsel filed a Motion to Quash two Subpoenas served on Defendants by the Plaintiffs and on July 18, 2016 Defendants' counsel filed a Motion for Protective Order against the Plaintiffs. On September 28, 2016, a Discovery Referee assigned to our case issued a "Recommendation for Order" on Defendants' Motions. The Motion to Quash has been settled and the Motion for Protective Order remains pending. Discovery will close in June, 2017 and a trial date is set for February, 2018. The Defendants plan to continue to vigorously defend the remaining claims in the amended Complaint. The Company believes that it will prevail in this lawsuit and does not expect the outcome of this case to have a material effect on the Company's financial condition.

On April 30, 2016, the Purebase Board of Directors agreed to form a joint venture with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Mr. Ridder incorporated a Delaware corporation called Purebase Networks, Inc.("PNI") to develop these technologies. However, in November, 2016 Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr.

Ridder of his officer duties. Subsequent to this action, PNI obtained a Temporary Restraining Order against Mr. Ridder to prevent him from taking any further action relating to PNI's business or corporate funds. Subsequent to the fiscal year-end, PNI commenced negotiating a Settlement Agreement with Mr. Wharton and Mr. Ridder and entered into a Settlement Agreement with Mr. Ridder to resolve their dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder's Settlement Agreement also includes mutual releases from any actions by PNI against Mr. Ridder and by Mr. Ridder against PNI.

Subsequent to the fiscal year-end, on February 21, 2017, the Company was served with a Complaint by its former financial advisor Monarch Bay Securities, LLC, now known as Boustead Securities, LLC.  The Complaint was filed in the Superior Court for Amador County, California (Case # 17-CV-9979) on February 9, 2017 and is seeking damages for breach of a written and oral contract. This lawsuit is in its early stages. The Company plans to vigorously defend this lawsuit.

ITEM 4.       MINE SAFETY DISCLOSURES

When the Company determines to proceed with exploration of our mining projects such operation will be subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). MSHA's activities include the inspection of mines on a regular basis and the issuance of various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA has significantly increased its inspection and enforcement programs.

Purebase, as a natural resource mining operator, will be required to report certain mine safety violations or other regulatory matters as mandated by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 4 of Regulation S-K. Any such violations or regulatory matters must be disclosed in Exhibit 95 to be included with the Company's Annual Report on Form 10-K.

Since the Company has only conducted limited mining operations, only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company's remaining mining projects have not been inspected by MSHA. The Company or its project operators have not received any citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities during FY 2016.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our Common Stock is approved for quotation on the OTCQB (operated by the OTC Markets Group) where it is traded under the symbol "PUBC". As of March 31, 2017 the most recent trade of our Common Stock was at $0.14 per share for an insignificant number of shares traded.

Price Range of Our Common Stock

A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which we do not have control. The following table sets forth the high and low closing prices reported by the OTCQB for our Common Stock in the periods indicated below. The quotations below reflect inter-dealer selling prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Company's Common Stock	High	Low

December 23, 2014 (1)-February 28, 2015	$6.10	$3.40
March 1, 2015 – May 31, 2015	$5.00	$3.75
June 1, 2015 – August 31, 2015	$4.05	$0.90
September 1, 2015 – November 30, 2015	$5.25	$2.39
December 1, 2015-February 29, 2016	$4.00	$1.92
March 1, 2016 – May 31, 2016	$2.20	$0.60
June 1, 2016 – August 31, 2016	$2.00	$0.25
September 1, 2016 – November 30, 2016	$0.26	$0.15
________________
(1)	Date of Reorganization of Purebase

Stockholders

As of February 28, 2017, there were approximately 80 holders of record of our Common Stock. This amount does not include stockholders whose shares are held in street name or Cede & Co.

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
Transfer Agent
The transfer agent for Purebase' common stock is TranShare Securities Transfer and Registrar, 4626 S. Broadway, Englewood, CO, 80113; Phone Number: (303) 662-1112.
Our Common Stock is subject to the "penny stock regulation"

Our common stock is currently deemed to be "penny stock".  Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Consequently, the "penny stock rules" may restrict the ability of broker-dealers to buy and sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market.

The Financial Industry Regulatory Authority ("FINRA") sales practice requirements may limit stockholders' ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit a stockholder's ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans
The Company does not have any equity compensation plans.
Recent Sales of Unregistered Securities
The Company has previously reported sales of unregistered securities in its Form 10-Q's, 10-K's and Form 8-K's, during the two fiscal years ending November 30, 2014 and November 30, 2015, and for the first three quarters of fiscal 2016. During the fourth quarter of fiscal 2016 the Company completed the issuance of 185,116 shares bringing the total to 434,074 shares of its common stock issued in conversion of existing debt of $204,197 pursuant to an exemption from registration under the Securities Act during the fourth fiscal quarter of FY 2016.The securities were issued in transactions pursuant to the private placement exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The transaction was conducted in a private manner without any public solicitation. The individuals acquired the securities with investment intent. The securities are deemed to be "restricted securities" as defined in Rule 144 under the Securities Act and the stock certificates bear a legend limiting the resale thereof.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the fiscal year ended November 30, 2016.

ITEM 6.       SELECTED FINANCIAL DATA

The Company is not required to provide this information.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Plan of Operations

The Company intends to engage in the development, distribution and establishment of production facilities for its various agricultural products as its top priority. The Company may also proceed with the identification, acquisition, development, and full-scale exploitation of industrial and natural mineral at its properties in the United States.

Results of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended November 30, 2015 and November 30, 2016 relating to the operations of the Company and its subsidiaries.

Overview

During the most recently completed fiscal year ended November 30, 2016, the Company generated revenues of $177,705 from the sale of its agricultural products compared to revenues of $51,898 generated in FY 2015. Total assets increased from $403,938 as of November 30, 2015 to $947,462 as of November 30, 2016. Total liabilities increased from $1,388,009 at November 30, 2015 to $3,762,542 at November 30, 2016 reflecting the substantial increase in the agricultural products business costs occurring during FY 2016.

Results of Operations for the fiscal year ended November 30, 2016 relating to the operations of the Company and its subsidiaries compared to the fiscal year ended November 30, 2015.

The Company's operating results for the fiscal year ended November 30, 2015 and the Company's operating results for the fiscal year ended November 30, 2016 are summarized as follows:

	Year Ended	Year Ended
	11/30/16	11/30/15
Revenue	$177,705	$51,898
Operating Expenses	$2,732,470	$1,362,067
Net Loss	$2,701,166	$1,412,336

Revenue

The Company generated nominal revenue from operations totaling $51,898 during FY 2015. These sales were made to customers who acquired our agricultural products primarily for testing purposes. The Company's revenues increased to $177,705 during FY 2016 as the Company increased deliveries of its agricultural products to customers.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal year ended November 30, 2016 were $2,732,470 compared to $1,362,067 of expenses incurred by the Company for the fiscal year ended November 30, 2015. This increase is attributed to establishing the Company's agricultural business. Exploration and mining costs for the fiscal year ended November 30, 2016 were $218,961 compared to $280,667 for the fiscal year ended November 30, 2015, a decrease of 22%. The decrease in exploration and mining costs is the result of lower costs due to the beginning stages of development at the Long Valley Pozzolan Project during 2016 and expenses related to the ongoing cost of basic site operations, lease and claim maintenance, fees and minimum royalties as the Company's primary focus was on developing its agricultural products Division.

General and administrative costs for the Company for the fiscal year ended November 30, 2016 were $2,501,468 and for the fiscal year ended November 30, 2015 the expenses incurred by the Company were $1,069,356. The increase in general and administrative expenses is primarily attributed to the significant increase in the costs associated with establishing the Company's agricultural products business. Included in the Company's G&A expenses are professional fees for the fiscal year ended November 30, 2016 which were $311,609 and for the period ended November 30, 2015 the expenses incurred were $338,420. The decrease in professional fees is attributed to the decrease in legal and accounting expenses related to reduced legal and accounting consulting costs associated with of the Company's mining operations.

Interest expense increased from $135,081 for the period ended November 30, 2015 to $212,823 for the fiscal year ended November 30, 2016. The increase was due primarily to the amortization of loan discounts of $77,295 and excess value of derivative of $70,125 associated with the conversion of debt during the fiscal year ended November 30, 2016.

Net Loss
The Company incurred a net loss of $2,701,166 for the fiscal year ended November 30, 2016 compared to the Company's net loss of $1,412,336 for the period ended November 30, 2015, an increase of over 90%. The increase in net loss is the result of expenses relating to the costs associated with the Company's increasing general business expenses relating to establishing its agricultural products business and being a public reporting company, coupled with a lack of revenues to offset these expenses.
Liquidity and Capital Resources
At November 30, 2016, the Company's cash balance was $555,648 and it had a working capital deficit of $3,109,815.  The Company has insufficient cash on hand to pursue its long range business plan and the Company will be required to raise additional capital to fund its operations. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon the continued investments from new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that our current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient revenues from mineral production or product sales.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further development of our current agricultural products business to continue generating increasing revenues during the current fiscal year but do not expect revenues from this source to cover our entire current operating expenses which we anticipate will increase as we implement our business plan. Consequently, we will continue to be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

The consolidated financial statements presented in this annual report have been prepared under the assumption that the Company will continue as a going concern. The Company had a net operating loss of $2,701,166 and $1,412,336  during the fiscal years 2016 and 2015 respectively. The Company had a working capital deficiency of $3,109,815  and $1,290,846 during 2016 and 2015, respectively. The Company did not have sufficient cash at November 30, 2016 to fund normal operations for the next 12 months. The Company has realized nominal revenues and its ability to continue as a going concern is dependent on the Company's ability to raise capital to fund its future product development and sales as well as working capital requirements. The Company's plans for the long-term attainment and continuation as a going concern include financing the Company's future operations through sales of its common stock, entering into debt or line of credit facilities, generating revenue from the sale of agricultural production and sales activities and the eventual profitable exploitation of its mineral resource properties. There is no assurance that the Company will be able to obtain funds from any of these potential sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lenders and joint venture partners.

Recent Financing Transactions

During the fiscal year ended November 30, 2016 the Company raised no new capital through the private placement of its common stock but did issue 434,074 shares in conversion of notes payable aggregating $204,197. The Company's subsidiary, PNI, raised $750,000, $250,000 was recorded as PNI issuance of common stock and $500,000 of these funds was recorded as a subscription liability at November 30, 2016, until PNI has a sufficient number of authorized shares.

Issuance of Common Stock

The Company did not raise additional funds through the issuance of its common stock to raise capital during the fiscal year ended November 30, 2016.

Debt Financing

During FY 2015 the holder of the $200,000 promissory note, forgave and extinguished the Company's obligation which, together with accrued interest, totaled $225,629. Such forgiveness is presented as an increase in stockholders' equity.

During FY 2016 the holders of $204,197 of debt converted such debt into 434,074 shares of the Company's common stock.

During FY 2016 the Company's CEO assumed delinquent debt plus accrued interest totaling $122,430 owed by the Company.

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assumed by the Company's CEO. Mr. Dockter is therefore responsible for the debt to Bayshore and not Purebase.

Tabular Disclosure of Contractual Obligations existing as of November 30, 2016:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,025,000	$1,025,000	$-0-	$-0-	$-0-

Mineral Lease Obligations	45,018	7,503	15,006	15,006	$7,502

Operating Lease Obligations	0	0	0	$-	$-

Total	$1,070,018	$1,032,503	$15,006	$15,006	$7,502

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Exploration Stage Company

With regard to the Company's mining activities, the Company is considered to be an exploration stage company as defined in Industry Guide No. 7. The Company's development stage activities consist of evaluating and developing several mining properties located in Nevada and California. Sources of financing for these development stage activities have been primarily debt and equity financing.

Valuation of long-lived assets

Long-lived assets, consisting primarily of property and equipment, comprise a significant portion of our total assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying value of an asset to the future net cash flows expected to be generated by those assets.  The cash flow projections are based on historical experience, management's view of growth rates within the industry, and the anticipated future economic environment.

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
Exploration Costs
Mining exploration costs are expensed as incurred. All costs related to property acquisitions are capitalized.
Mine Project Development Costs
Mine project development costs consist of all costs associated with bringing mining property into production, to develop new mineral resource bodies and to develop mining areas substantially in advance of current production. The decision to develop a mining project is based on assessment of the commercial viability of the property, the availability of alternative sources of minerals and the availability of financing. Once the decision to proceed to development is made and we have established proven or probable reserves, development and other expenditures relating to the project will be deferred and carried at cost with the intention that these will be depleted by charges against earnings from future mining operations. No depreciation will be charged against the property until commercial production commences. After a mining property has been brought into commercial production, any additional work on that property will be expensed as incurred, except for large development programs, which will be deferred and depleted.
Mining Reclamation Costs
Mine reclamation costs and related accrued liabilities, which are based on our interpretation of current environmental and regulatory requirements, are accrued and expensed, upon determination.
Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals which amounted to $0 at November 30, 2016. However, it is reasonably possible that our best estimates of our ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.
Valuation of Derivative Instruments
FASB ASC 815-15 "Derivative and Hedging" requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique.  Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Stock-Based Compensation

We will account for any future issuance of stock options to employees using the fair market value method according to FASB ASC 718, "Compensation – Stock Compensation".

Adopted Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide this information.

ITEM 8.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS FOR
PUREBASE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Purebase Corporation:

We have audited the accompanying consolidated balance sheets of  Purebase Corporation and Subsidiaries as of November 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Purebase Corporation and Subsidiaries as of November 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended November 30, 2016 and 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP
Encino, California
April 11, 2017

Purebase Corporation

Consolidated Balance Sheets

	November 30,	November 30,
	2016	2015
	(Audited)	(Audited)

ASSETS

Current assets
Cash	$555,648	$66,269
Accounts Receivable, net of allowance for doubtful accounts of $0	58,897	0
Prepaid expenses and other assets	38,182	500
Due from related parties	0	30,394
Total current assets	652,727	97,163

Property and Equipment
Property and Equipment	35,151	35,151
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(40,477)	(28,437)
Total Property and Equipment	19,735	31,775

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on mineral rights	75,000	75,000

Total Assets	$947,462	$403,938

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$160,467	$65,388
Accrued Payroll and Related	479,021	59,745
Accrued Interest	97,993	44,730
Other Accrued Liabilities	80,040	13,205
Due to Officer	170,886	0
Due to Affiliated Entities	1,249,135	31,670
Notes Payable Current	1,025,000	1,100,000
Convertible Notes Payable, Net	0	15,905
Subscription Liability	500,000	0
Derivative Liability	0	57,366
Total Current Liabilities	3,762,542	1,388,009

Commitments and Contingencies

Stockholders' Equity (Deficit)
Purebase Corp. Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000	70,943	70,509
shares authorized, 141,347,173 and 140,913,099
shares issued and outstanding
Additional paid in capital	2,462,572	1,641,815
Accumulated deficit	(5,321,422)	(2,696,395)
Total Purebase Corp. Stockholders' Equity (Deficit)	(2,787,907)	(984,071)
Non-Controlling Interest	(27,173)	0
Total Stockholders' Equity (Deficit)	(2,815,080)	(984,071)

Total Liabilities and Stockholders' Deficit	$947,462	$403,938

Purebase Corporation

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2016	2015

Revenue	$177,705	$51,898

Operating expenses:
General and administrative	2,501,468	1,069,356
Exploration and mining expenses	218,961	280,667
Depreciation and amortization	12,041	12,044
Total Operating Expense	2,732,470	1,362,067

Other Income (Expenses)
Change in value of Derivative Liability	65,061	33,112
Other Miscellaneous	14	(198)
Interest Expense	(212,823)	(135,081)
Income Tax Expense	1,350	0
Total Other Expenses	(146,398)	(102,167)

Net Income (Loss)	$(2,701,166)	$(1,412,336)

Less: Net Loss attributable to Non-Controlling Interest	(76,139)	0

Net Loss attributable to Purebase Corp. Stockholders	$(2,625,027)	$(1,412,336)

Basic and Diluted Loss Per Share	$(0.02)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	141,042,682	137,527,337

The accompanying notes are an integral part of these financial statements

Purebase Corporation

Consolidated Statement of Stockholders' Equity(Deficit)

					Non-Controlling
			Additional		Interest in	Total
	Common Stock		Paid-in	Deficit	Purebase	Stockholders'
	Shares	Amount	Capital	Accumulated	Networks	Equity

Balance, November 30, 2014	91,635,605	$45,818	$445,166	$(1,284,059)	$0	$(793,075)

Recapitalization	48,800,000	24,400	(27,900)			$(3,500)

Issuance of Units for Cash
(172,000 shares @ $1.4535)	172,000	86	249,914			$250,000

Issuance of Units for cash
(199,512 shares @ $2.25)	199,512	100	449,111			$449,211

Issuance of Units for cash
(44,444 shares @ $2.25)	44,444	44	99,956			$100,000

Issuance of Units for Cash
(60,538 shares @ $3.25)	61,538	61	199,939			$200,000

Forgiveness of loan payable			225,629			$225,629

Net Loss				(1,412,336)		$(1,412,336)

Balance, November 30, 2015	140,913,099	$70,509	$1,641,815	$(2,696,395)	$0	$(984,071)

Issuance of units for Converted Debt	434,074	434	203,763			$204,197

Stock based compensation			411,069		4,891	$415,960

Interest in Purebase Networks			205,925		44,075	$250,000

Net loss				(2,625,027)	(76,139)	$(2,701,166)

Balance, November 30, 2016	141,347,173	$70,943	$2,462,572	$(5,321,422)	$(27,173)	$(2,815,080)

The accompanying notes are an integral part of these financial statements

Purebase Corporation

Consolidated Statement of Cash Flows
	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2016	2015

Operating activities:
Net Loss	$(2,701,166)	$(1,412,336)
Add back Net Loss attributable to Non-Controlling Interest	$76,139	$0
Net Loss attributable to Purebase Corp.	$(2,625,027)	$(1,412,336)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	12,041	12,044
Stock Based Compensation	415,960	0
Excess value of derivative over note payable	70,125	36,478
Change in value of derivative liability	(65,061)	(33,112)
Amortization of loan discount	77,295	15,905
Non-controlling interest	(76,139)	0

Effect of changes in:
Accounts Receivable	(58,897)	0
Prepaid expenses and other current assets	(37,682)	9,439
Accounts payable and accrued expenses	1,253,484	200,850
Net cash used in operating activities	(1,033,901)	(1,170,732)

Investing Activities:
Deposit on mineral rights	0	(75,000)
Advances to/from affiliated entities	0	47,071
Net cash provided/(used) in investing activities	0	(27,929)

Financing activities:
Interest in Purebase Networks	250,000	0
Proceeds from Subscription Liability	500,000	0
Proceeds from sale of equity units	0	939,210
Proceeds from Convertible notes payable	45,000	54,000
Proceeds from notes payable	145,000	100,000
Advances from officer	(18,720)
Advances from affiliated entities	602,000	17,680
Repayments of advances to Related Parties	0	(17,680)
Net cash provided by financing activities	1,523,280	1,093,210

Net change in cash	489,379	(105,451)

Cash, beginning of period	66,269	171,720

Cash, end of period	$555,648	$66,269

Supplemental cash flow information:
Interest paid in cash	$0	$12,344
Income taxes paid in cash	$1,350	$5,724
Vendors paid by Affiliated Entities	$615,465	$0
Assumption of debt by CEO	$222,430	$0
Conversion of notes payable	$204,197	$0

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 1.  NATURE OF BUSINESS

Business Activity

Purebase Corporation (the "Company"), was incorporated in the State of Nevada on March 2, 2010. Pursuant to a corporate reorganization consummated on December 23, 2014, the Company changed its business focus to an exploration, mining and product marketing company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of the Company is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to contract for mine development and operations services to its mining properties located initially in the Western United States and currently in California and Nevada. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics. The Company's activities are subject to significant risks and uncertainties including its ability to secure additional funding to pursue its operations.

Purebase is headquartered in Ione, California. Purebase's business is divided into wholly-owned subsidiaries which will operate as business divisions, whose sole focus is to develop sector related products and to provide for distribution of those products into primarily the agricultural and construction industry sectors.

New Business

On May 6, 2016, Purebase Corporation and Steve Ridder and John Wharton formed Purebase Networks, Inc., a Delaware corporation.   Under the Shareholders' Agreement, Purebase obtained a 90% dilutable interest in the Company, Messrs. Wharton and Ridder obtained a 5% each non-dilutable interest, Purebase's interest cannot be diluted below 51%.  As of November 30, 2016, the Company owns 82% of Purebase Networks, Inc. Purebase Networks, Inc., develops an Agricultural Technology solution comprised of sensors, proprietary wireless technology, and cloud analytics that assist farmers monitor and manage the health of their soils.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM") and its majority-owned subsidiary Purebase Networks, Inc., collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the consolidated financial position at November 30, 2016 and November 30, 2015 and the consolidated results of operations and cash flows of the Company for the fiscal years ended November 30, 2016 and November 30, 2015.

Going Concern

The Company incurred a net loss of $2,701,166 for the fiscal year ended November 30, 2016 and generated negative cash flows from operations. In addition the Company has generated insignificant revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at November 30, 2016 and 2015. Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

Revenue is recognized when the product has shipped and the title has transferred to the customer.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants and stock options.  The outstanding warrants and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect.
For the years ended November 30, 2016 and 2015 warrants and options to purchase 6,977,494 and 477,494, respectively, have been excluded from the computation of potential dilutive securities.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using straight line depreciation methods over the estimated useful lives as follows:

Equipment	5 years
Autos and trucks	5 years

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred~~.~~ When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company's accounts are insured by the FDIC but at times may exceed federally insured limits. At November 30, 2016 the accounts exceeded FDIC limits by $233,810.

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

Mineral Rights

Acquisition costs of mineral rights are capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a "final" or "bankable" feasibility study. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred.

Where proven and probable reserves have been established, the project's capitalized expenditures are depleted over proven and probable reserves upon commencement of production using the units-of-production method. Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life upon commencement of extraction using the straight-line method.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings.

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in the Company's balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard, are as follows:

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Derivative Liability

The following table summarizes fair value measurements by level at November 30, 2016 and 2015 for liabilities measured at fair value on a recurring basis:

	Balance at November 30, 2016
	Level I	Level II	Level III	Total
Liability for conversion feature	$0	$0	$0	$0

	Balance at November 30, 2015
	Level I	Level II	Level III	Total
Liability for conversion feature	$0	$0	$57,366	$57,366

We measure our conversion feature liability issued from our debt financings on a recurring basis. In accordance with current accounting rules, the liability for conversion feature is being marked to market each quarter-end until it is completely settled. The conversion feature is valued using the Black Scholes option pricing model, using both observable and unobservable inputs and assumptions. Significant increases (decreases) in any of these inputs could result in significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the expected term is accompanied by a change in the assumption used for the risk free rate and the expected stock volatility.

The fair value of the conversion feature was estimated using the Black-Scholes option-pricing model with the following assumptions at November 30, 2015:

Term	0.53 years
Risk free interest rate	0.12%
Volatility	150%
Dividend Yield	0%

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the years ended November 30, 2016 and 2015:

Level III
Conversion feature

Balance as of November 30, 2014	$0
Issuance convertible note payable	$90,478
Reduction in fair value	$(33,112)
Balance as of November 30, 2015	$57,366
Issuance convertible note payable	$109,324
Conversion of Notes Payable	$101,629
Reduction in fair value	$(65,061)
Balance as of November 30, 2016	$0

For certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short-term nature. The carrying amount of the Company's notes payable approximates fair value based on prevailing interest rates.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Subscription Liability

At November 30, 2016, $500,000 was recorded as a "subscription liability" on the Company's consolidated balance sheets until PNI has sufficient authorized shares to issue to its investors.

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

The Company has adopted FASB ASC 740-10, "Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended November 30, 2016 and 2015.  The Company's net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, "Intangibles – Goodwill and Other" and ASC 360, "Property and Equipment". Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended November 30, 2016 and 2015.

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

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management ("BLM").   An initial deposit of $50,000 was paid to escrow, and the agreement required the payment of an additional $600,000 at the end of the escrow period.  There was a delay in the seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of another $25,000, the parties agreed to extend the closing.  Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of Purebase, paid $575,000 to acquire the property on or about October, 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses. The mining claims require a minimum royalty payment of $3,500 per year.

NOTE 4.  NOTES PAYABLE

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at November 30, 2016 and November 30, 2015. The Note is in Default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

On August 31, 2014, Purebase issued a promissory note for a loan to a then shareholder. The note bore interest of 5% per annum with the principal and accrued interest due on October 31, 2014.  This note was forgiven in November 2015 and such balance of $200,000 plus accrued interest of $25,629 were removed as liabilities of the Company and recorded as a capital contribution.

On July 13, 2015, the Company issued a promissory note in the amount of $100,000 for general working capital needs. Effective February 29, 2016, the $100,000 note due to Bayshore Capital, a shareholder, was assumed by A. Scott Dockter.  Mr. Dockter is responsible for the debt to Bayshore Capital.  This debt reassignment allowed advances to this officer be settled in full.

On September 10, 2015, Purebase issued a promissory note of $54,000 to an unaffiliated third party for general working capital needs.  This note bears interest at 8% per annum with the principal and accrued interest due June 11, 2016.  The note is convertible, at the option of the holder, into shares of common stock.  The conversion price shall be equal to 58% of the average of the lowest 3 out of the 10 closing bid prices prior to conversion.  The Company also has to reserve 6.5 times the number of shares into which the note converts. The balance of the discount was $-0-and $38,095 at November 30, 2016 and November 30, 2015, respectively.

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

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On July 26, 2016, the above unaffiliated party retired the note by converting $23,160 representing the remaining balance of the note ($21,000) and accrued interest due ($2,160) on the note for 72,602 shares of the Company's common stock with a conversion price of $0.319 per share.

During FY 2016, Purebase Corp. received $45,000 from Crown Bridge Financing ("CBF") for working capital.  The note carries an interest rate of 5% per annum with principal and accrued interest due January
2017.  The note was convertible at the option of the holder into shares of common stock. The conversion price shall be equal to 58% of the lowest trading price of the 20 closing bid prices prior to conversion.  The Company also had to reserve 10 times the number of shares into which the note converts.

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

On January 21 2016, Inuit Artist Gallery, a shareholder, advanced $20,000 to the Company for bridge financing at 6% per annum.  The note was payable June 21, 2016, or when the Company closes its bridge financing, whichever is sooner.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2016.

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

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

Purebase is using office space provided by U S Mine Corporation, a company that is owned by the Company's Majority Shareholders and Directors A. Scott Dockter and John Bremer.  There is currently no lease between the two Companies for its use of the office space provided.
Mineral Properties
Our mineral rights require various annual lease payments. See Note 3.
Legal Matters

Purebase and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants and is pending awaiting determination by the Court. A Hearing on Defendants' Motion to Dismiss was held on April 17, 2015 at which time the Defendants' Motion was denied. In addition, the Plaintiffs were allowed 60 days to amend their Complaint. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral argument on the Defendants' Motion to Dismiss is scheduled for December 17, 2015. On March 2, 2016, the Court issued its decision regarding Defendant's Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants.  The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.  On March 25, 2016, the Plaintiffs filed the Court ordered Second Amended Complaint.  On April 11, 2016 Defendants filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Discovery will close in June, 2017 and a trial date is set for February, 2018. The Company believes that it will prevail in this lawsuit and does not expect the outcome of this case to have a material effect on the Company's financial condition.

On April 30, 2016, the Purebase Board of Directors agreed to form a company with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Mr. Ridder incorporated a Delaware corporation called Purebase Networks, Inc.("PNI") to develop these technologies. Purebase owns a 82% interest in this new company and Scott Dockter is a Director along with Messrs. Wharton and Ridder. In order to fund this farming technology PNI raised approximately $750,000 from investors of which $500,000 is recorded as a subscription liability on November 30, 2016. In November, 2016 Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Subsequent to this action, PNI obtained a Temporary Restraining Order against Mr. Ridder to prevent him from having further access to PNI's corporate funds. Subsequent to the fiscal year-end, PNI entered into a Settlement Agreement with Mr. Ridder to resolve the dispute, terminate the legal action against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder's Settlement Agreement stipulates that the ownership of PNI by Purebase will be reduced to 10%. This settlement is expected to result in a deconsolidation of PNI from the Purebase financial statements subsequent to the fiscal year end. The impact of this deconsolidation has not yet been determined but management does not believe it will have a negative impact on Purebase's financial position as PNI has a capital deficit at November 30, 2016. Mr. Ridder's Settlement Agreement also includes a mutual release from any actions by PNI against Mr. Ridder and Mr. Ridder against PNI.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Subsequent to the fiscal year-end, on February 21, 2017, the Company was served with a Complaint by its former financial advisor Monarch Bay Securities, LLC, now known as Boustead Securities, LLC.  The Complaint was filed in the Superior Court for Amador County, California (Case # 17-CV-9979) on February 9, 2017 and is seeking damages of approximately $50,000 for breach of a written and oral contract. This lawsuit is in its early stages. The Company plans to vigorously defend this lawsuit and does not expect  the outcome of this case to have a material effect on the Company's financial condition.

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

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The cash accounts, at times, may exceed federally insured limits. At November 30, 2016 the account exceeded FDIC insurance limits by $233,810.

NOTE 6.  STOCKHOLDERS' EQUITY

Authorized Shares

The Company's amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares.  No preferred stock was outstanding at November 30, 2016 and 2015.

Warrants and Option Awarded

Warrants Outstanding
During the course of the year ended November 30, 2015, the Company raised capital through the sale of units.  Each unit was comprised of one share of common stock and one warrant. Warrants outstanding at November 30, 2016 were as follows:

Shares	Exercise price	Maturity
172,000	$3.00	February 2017
243,956	$3.75	October 2017
61,538	$3.25	October 2017

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Warrants

The following table summarizes all warrant activity for the years ended November 30, 2016 and 2015:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at November 30, 2014	325,604	$6.00
Granted	477,494	$3.42
Exercised	0	0
Expired	(325,604)	$6.00
Outstanding at November 30, 2015	477,494	3.42
Granted	0	0
Exercised	0	0
Expired	0	0
Outstanding at November 30, 2016	477,494	3.42

During the first quarter ended February 28, 2015, the Company sold 172,000 units under a private placement memorandum.  Each unit is comprised of one (post-split) share of common stock and one warrant to purchase one (post-split) share at $3.00 per share.  The warrants to purchase 172,000 shares of common stock expire on February 5, 2017.

During the quarter ended May 31, 2015, the Company sold 243,956 units under a private placement memorandum.  Each unit is comprised of one share of common stock and one warrant to purchase one share at $3.75 per share.  The warrants to purchase 243,956 shares of common stock expire on October 15, 2017.

During the quarter ended November 30, 2015, the Company sold 61,538 units under a private placement memorandum.  Each unit is comprised of one share of common stock and one warrant to purchase one share at $3.25 per share.  The warrants to purchase 61,538 of common stock expire on October 15, 2017.

Stock Options

To date the Company has not yet established a formal Stock Option Plan.  The options that have been granted during the year ended November 30, 2016 were done pursuant to employment contracts entered into by the Company and the respective employee.  The Company will be establishing a formal stock option plan which will be approved and managed by the Board of Directors and will obtain shareholder approval within one year of its establishment.

The estimated weighted average fair values of the options granted during the year ended November 30, 2016 is $1.90 per share.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the year ended November 30, 2016.

November 30, 2016

Expected volatility	150%
Expected Term	6 years
Dividend Yield	0%
Risk-free interest Rate	0.68%

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Employee stock-based options compensation expenses for the years ended November 30, 2016 and 2015 was as follows:

	Years ended November 30
	2016	2015

General and Administrative	$415,960	$0
Total	$415,960	$0

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

The following is a schedule summarizing employee and non-employee stock option activity for the year ended November 30, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 1, 2015	0	0	0
Granted	7,500,000	$2.60	0
Exercised	0	N/A	0
Expired/Cancelled	(1,000,000)	$3.00	$0
Outstanding 11/30/16	6,500,000	$2.54	0
Exercisable 11/30/2016	0	N/A	N/A

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company's common stock for each of the respective periods.

The aggregate intrinsic value of options exercised was approximately $0 for the year ended November 30, 2016.

As of November 30, 2016 the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $1,544,517 which is expected to be recognized over approximately 3.41 years.  As of November 30, 2016, 5,000,000 stock options granted to a non-employee had not been valued, as the performance conditions have not been met. Subsequent to the year-end these stock options were cancelled.

On June 23, 2016 the Company entered into Stock Option Agreements with John Wharton and Steve Ridder pursuant to which Mr. Ridder and Mr.Wharton, were given an option to purchase up to 5,000,000 and 1,000,000 shares, respectively, of Purebase common stock at an option price of $2.50/share.  Subsequent to the fiscal year-end, PNI entered into a Settlement Agreement with Mr. Ridder  which, among other provisions, included the cancellation of his Stock Option Agreement.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In September, 2016 the Company lost the services of its COO, whose option to purchase up to 1,000,000 shares of Company stock vesting over three years was cancelled. Any expense associated with the options previously reported has been reversed and no expense is reflected for the Fiscal Year Ended November 30, 2016.

NOTE 7.  RELATED PARTY TRANSACTIONS

Purebase temporarily sublet office space from OPTEC Solutions, LLC, a company partly owned by the Company's former CFO, Amy Clemens, on a month-to-month basis. The Company paid rent totaling $7,500 and $25,500 for the year ended November 30, 2016 and November 30, 2015, respectively. That arrangement has now come to an end since the Company has relocated its corporate headquarters to Ione, California.  As of November 30, 2016 and 2015, the Company has an outstanding balance owed to Amy Clemens, the former CFO, of $21,123 and $6,000, respectively, for consulting fees, benefits and miscellaneous expenses, and an outstanding balance of $14,478 and $7,500, respectively, owed to OPTEC Solutions, LLC, which is included in accounts payable on the consolidated balance sheets.

Purebase entered into a Consulting Agreement with Baystreet Capital Corporation to provide investor relations and other services as requested by Purebase. The Consulting Agreement will continue until terminated by one or both parties. During the year ended November 30, 2016, the Company did not pay any consulting fees to Baystreet Capital Corporation and as of November 30, 2015, the Company paid consulting fees to Baystreet Capital of $30,000.  Todd Gauer is a principal of Baystreet Capital and a Purebase shareholder.

Purebase entered into a Consulting Agreement with JAAM Capital Corp. to provide business development and marketing services as requested by Purebase. The Consulting Agreement will continue until terminated by one or both parties. During the year ended November 30, 2016, the Company did not pay any consulting fees to JAMM.  During fiscal year 2015, the Company paid JAAM Capital $60,000 in consulting fees.  Kevin Wright is a shareholder of Purebase and a principal of JAAM Capital.

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assumed by A. Scott Dockter. Mr. Dockter is now responsible for the debt due Bayshore and not the Company. The balance remaining due to A. Scott Dockter at November 30, 2016 was $48,456. No note was issued and the advance carries no interest and is payable upon demand.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2016.

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company.  Services totaling $110,164 and $115,901 were rendered by USMC for the year ended November 30, 2016 and November 30, 2015, respectively.

During the fiscal years ended November 30, 2016 and November 30, 2015, the Company made payments to USMC an entity owned by the majority shareholders and Directors A. Scott Dockter and John Bremer of the Company, for expenses paid by USMC on behalf of the Company in the amount of $ 0 and $201,438 respectively. USMC also reimbursed the Company $85,537 for over-payments made during the fiscal year 2015.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended November 30, 2016, USMC paid $479,898 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash  advances to the Company of $386,000. The balance due USMC is $1,007,732 and $31,670 at November 30, 2016 and November 30, 2015, respectively.

During the fiscal year ending November 30, 2015, a note payable plus accrued interest totaling $225,629 for money advanced in 2014 by a shareholder was forgiven. Such forgiveness is presented as an increase in stockholders' equity.

During the years ended November 30, 2016 and 2015, the Company paid $0 and $25,542 respectively, for the business use of the CEO's private plane.
During the year ended November 30, 2015 John Bremer, a major shareholder of the company and Director, paid legal fees totaling $25,403 on behalf of the Company.  Such amount remains due to Mr. Bremer at November 30, 2016. During the year ended November 30, 2016, the Bremer Family Trust whose Trustee, John Bremer, is a major shareholder and Director of the Company, has advanced the Company $216,000 for corporate operating expenses.  As of November 30, 2016, the Company owes the Bremer Family Trust a total of $241,403.

During the year ended November 30, 2015, the Company paid $25,000 to GroWest Corporation, a company owned by John Bremer, who is a Director and major stockholder of the Company, as a deposit on a mine.  The mine purchase subsequently was assumed by John Bremer. See Note 3.

During the fiscal year ended November 3, 2015, GroWest Corporation a company owned by John Bremer, who is a major shareholder and Director of the Company advanced $15,000 to the Company to fund ongoing business operations. As of November 30, 2016 the advance had been repaid.

On March 4, 2016, Luigi Ruffolo, a shareholder, and Joseph Panetta, a shareholder, each advanced $50,000 to the Company for bridge financing at 6% per annum. The notes were due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first. Also on March 4, 2016 Inuit Artists Gallery advance the Company $20,000 for bridge financing at 6% per annum. This note was due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first. On June 28, 2016, Inuit Artists Gallery, Luigi Ruffolo and Joseph Panetta assigned their notes from the Company to Arthur Scott Dockter, CEO and a Director of the Company. In return for accepting the assignment of the Notes, the Company issued Mr. Dockter a Note in the amount of $122,430 which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% and was due September 7, 2016.  The Note is currently in default however the Company and Mr. Dockter are in negotiations about renewing the Note.

In May, 2016 the Company entered into a joint venture in order to develop proprietary technologies for use in the agricultural markets, primarily to assist farmers in managing their crops. In furtherance of this joint venture, in May, 2016 a Delaware corporation called Purebase Networks, Inc. ("PNI") was formed in order to develop these farming technologies. The Board of Directors consisted of John Wharton, Steve Ridder and Scott Dockter with Mr. Wharton and Mr. Ridder serving as the executive officers. The Company currently has an 82% ownership interest in PNI. In order to fund PNI's technology development, it raised investor funds of $750,000 of which $500,000 is recorded as a subscription liability at November 30, 2016. Certain stock options granted to Mr. Ridder to purchase Company common stock have been cancelled. See Note 6 above.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 8.  SUBSEQUENT EVENTS

Subsequent to the fiscal year-end, on February 21, 2017, the Company was served with a Complaint by its former financial advisor Monarch Bay Securities, LLC, now known as Boustead Securities, LLC.  The Complaint was filed in the Superior Court for Amador County, California (Case # 17-CV-9979) on February 9, 2017 and is seeking damages of approximately $50,000 for breach of a written and oral contract. This lawsuit is in its early stages. The Company plans to vigorously defend this lawsuit but does not expect the outcome of this case to have a material effect on the Company's financial condition.

Subsequent to the fiscal year-end, Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. PNI commenced negotiating a Settlement Agreement with Mr. Wharton and entered into Settlement Agreement dated March 27, 2017 with Mr. Ridder to resolve their dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder's Settlement Agreement stipulates that the ownership of PNI by Purebase will be reduced to 10%. This settlement is expected to result in a deconsolidation of PNI from the Purebase financial statements subsequent to the fiscal year end. The impact of this deconsolidation has not yet been determined but management does not believe it will have a negative impact on Purebase's financial position as PNI has a capital deficit at November 30, 2016. Mr. Ridder's Settlement Agreements also includes a mutual release from any actions by PNI against Mr. Ridder and by Mr. Ridder against PNI. The Company has also negotiated a Settlement Agreement with two PNI investors in which they would be refunded $425,000 by PNI of their prior investments in PNI in exchange for releases from any actions by the investors against PNI, Mr. Wharton or Mr. Ridder.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the fiscal year covered by this Report, the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the Company's last quarter of the fiscal year ended November 30, 2016.

Management's Annual Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – "Integrated Framework."  Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2016 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified three material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

●
Lack of an independent financial expert on the Board. The current board of directors now includes a majority of non-employee Directors however the Board still lacks an independent financial expert. The current board is composed of four members and may be expanded to as many as nine members under the Company's By-Laws.

●
Lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions. Currently, the Company's CFO is responsible for all bookkeeping and oversight relating to the Company's financial reports and cash flow. The Company plans to diversify some of the CFO's current functions in order to achieve adequate segregation of duties over various accounting and reporting functions.

●
Lack of adequate oversight/approval of transactions with related parties of the Company. The Company intends to adopt additional procedures for disbursing funds to officers and affiliates of the Company.

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

This annual report does not include an attestation report by the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to current rules of the SEC that permit the Company, as a smaller reporting company, to provide only management's report in this annual report.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Name	Age	Position	Director Since
A. Scott Dockter	60	CEO and Director	9/24/2014
Calvin Lim	59	Director	10/27/2014
John Bremer	67	Director	12/23/2014
John Gingerich	63	Director	9/24/2015
Al Calvanico	57	CFO	3/15/2016

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of four members. Each director holds office until his/her successor is duly elected by the stockholders.  Executive officers serve at the pleasure of the Board of Directors.  Our current directors and executive officers are:

A. Scott Dockter has been the CEO and Director of the Company since September 24, 2014 and President and a Director of Purebase Ag. since January 22, 2014. Mr. Dockter also serves as the CEO and a Director of US Mine Corp. from 2012 to the present. US Mine Corp. is a private company focusing on the development and contract mining of industrial mineral and metal projects.  Mr. Dockter was also a Manager-Member of U.S. Agricultural Minerals, LLC from its inception in June, 2013 until its acquisition by Purebase Ag on November 24, 2014 however he continues as the COO of the LLC. Mr. Dockter is also a Manager-Member of US Mine, LLC which owns a 3,306 - acre mining property located in Ione, CA. From July 2010 to June 2012, Mr. Dockter served as CEO, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the United States, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has had comprehensive involvement in all aspects of the mining business, including exploration, permitting, mine development, financing, operations, asset acquisitions, and marketing and sales. His experience covers a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals. Mr. Dockter has over 19-years' experience as a director of public corporations and has broad experience in the debt and equity markets. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. Mr. Dockter is not currently an officer or director of any other reporting company.

Calvin Lim was appointed to the Board of Directors on October 27, 2014. Mr. Lim was also appointed a Director of Purebase Ag on February 5, 2015.Mr. Lim owned and operated two large Chinese restaurants in Sacramento from 1981 to 2003. From 1984 to 2006 he served as President of Hoi Sing Inc., which was a company which invested in properties located in Hong Kong and China and he was co-owner of the Oriental Trading Company which was involved in the Chinese imports and exports business until its closure in 2008. Mr. Lim is now retired. Mr. Lim earned his bachelor's degree in Business Administration from Sacramento State University. Mr. Lim is not currently an officer or director of any other reporting company.

John Bremer was appointed a Director of the Company in December, 2014. Mr. Bremer was also appointed a Director of Purebase Ag on February 5, 2015.  Mr. Bremer is a seasoned executive managing successful businesses for the past 36 years. From February 20, 2014 to the present he has served as a Director and President of U.S Mine Corp. Mr. Bremer was also a Manager-Member of US Agricultural Minerals, LLC from its inception in June, 2013 until its acquisition by Purebase Ag on November 24, 2014.Mr. Bremer is also a Manager-Member of US Mine, LLC which owns a 3,306 - acre mining property located in Ione, CA. For the past 21 years he has been the CEO of GroWest, Inc. a holding company with subsidiary companies in the heavy equipment rental and property development business in California. Mr. Bremer started his career teaching college level horticulture and soil science classes. When Mr. Bremer moved on from teaching he opened and managed large mining operations for Riverside Cement and California Portland Cement Company. During his time working with cement producers he was engaged in several cement solutions. An example was helping design material input methodologies to reduce the Nitrogen Oxide emissions from calcining cement. This interaction and knowledge of the cement industry has led to the creation of proprietary cement replacement products. Mr. Bremer also developed a large organic composting operation in Riverside County which provided a successful management solution for bio solids from Los Angeles, Orange and Riverside Counties. Once that company completed its development and was well positioned, he successfully sold it to Synagro Technologies and the company continues today as a part of The Carlyle Group. Mr. Bremer has successfully developed several other properties in the Riverside County and Napa Valley which included comprehensive experience in permitting processes. Mr. Bremer earned his Bachelor's degree in Agri-Business from California State Polytechnic University, Pomona, CA.  Mr. Bremer is not currently an officer or director of any other reporting company.

John Gingerich was appointed to the Company's Board of Directors on September 24, 2015. Since December, 2002 Mr. Gingerich has been President of Geotechnical Business Solutions Inc. ("GBS") which provides mine and financing consulting services. GBS has its corporate offices in Mississauga, Canada. Commencing in June, 2007 Mr. Gingerich also became President, CEO and Chairman of Advanced Explorations Inc.,("AEI")  a junior mining company with executive offices located in Toronto, Canada. On July 8, 2015 AEI filed for bankruptcy protection under the Canadian Bankruptcy and Insolvency Act. AEI is seeking to restructure under bankruptcy as debtor-in-possession and is expected to finalize its restructuring by April or May of 2016. Beginning in December 2010 Mr. Gingerich was appointed Chairman of the Board of Bactech Environmental Corp. which provides mine tailings (environmental) cleanup services and, from July, 2015 until February, 2016, he served on the Board of MagIndustries Corporation which is a Potash Mine developer.  He has served 20 years as the Chairman for the Exploration Division of the Canadian Mining and Research Organization (CAMIRO), a mineral industry run and funded research organization. Mr. Gingerich earned a Bachelor Degree in Physics from Simon Fraser University in 1979. Mr. Gingerich is not currently an officer or director of any other reporting company.

Al Calvanico was appointed Executive Vice President & Chief Financial Officer for the Company on March 15, 2016. Mr. Calvanico earned an Executive Masters of Business Administration from the Claremont Graduate School, Peter F. Drucker School of Management and a Bachelor of Science in Economics – Accounting, from the City University of New York. He has almost 30 years of senior financial management experience having served most recently from February 2006 to March 2016 as Executive Vice President and Chief Financial Officer for Robar Enterprises Inc. and its subsidiaries, with assets in Mining, Construction Materials & Recycling. Mr. Calvanico is not currently an officer or director of any other reporting company.

Other Significant Employees

Robert Hurtado joined the Company as VP Agricultural Products Research & Development in August, 2015 and for a year prior to that, he was a consultant to the Company. His primary duties include identifying minerals that may have agricultural applications, research and development of potential products and developing manufacturing technology to commercially produce such products. Mr. Hurtado has over 35 years of experience in agriculture and has managed  large farming operations including sugar cane mills, banana companies,  melons, vegetables and energy crops. Mr Hurtado has occupied positions of Vice President of Product Development, Executive Director, President and CEO  in several agricultural companies in Latin America, Europe, and the Western United States.  He has also consulted on agricultural technologies for several companies in California, Arizona, Mexico, The Netherlands, Ecuador and Nicaragua. Mr Hurtado has been involved in developing and establishing pre and post-harvest organic and sustainable technologies for over two decades. His experience includes applied field research, identifying and establishing new markets in different countries while developing new product lines for specific crop types and environmental conditions.  He is a member of the International Society for Horticultural Science, The Soil Science of America and the American Society of Agronomy. Mr Hurtado is a graduate of the University of California, Berkeley with degrees in Economics and Development Studies and has conducted several post graduate studies at INCAE Business School, Nicaragua.

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

Corporate Governance

Our Board of Directors has four directors and on October 21, 2016 it established an Audit Committee. The current members of the Audit Committee are John Bremer and John Gingerich. Our Board does not have an executive committee or any committee performing similar functions. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent however, 3 of our 4 Directors are not officers/employees of the Company.

Audit Committee Functions

The Company established  an Audit Committee on October 21,2016 and is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors and, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. The Audit Committee did not meet during fiscal year ended November 30, 2016.

Compensation and Nominations Committees

The Company established a Compensation Committee on October 21, 2016. Currently, John Gingerich and Calvin Lim are the members of this committee and will be reporting to the Board of Directors, who will then participate in discussions concerning executive officer compensation. The Compensation Committee did not meet during fiscal year ended November 30, 2016.

Stockholder Communication Policy

Stockholders may send communications to the Board or individual members of the Board by writing to them, care of Secretary, Purebase Corporation, 8625 State Highway 124, P.O. Box 757, Ione CA 95640,  who will forward the communication to the intended director or directors, and officers of the Company.  If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality. Examples of ways to submit a confidential communication would be to conspicuously mark "CONFIDENTIAL" on any envelope or package submitted or, if an e-mail communication, request the Director's personal e-mail address to send your communication rather than the Company's general e-mail address.

Code of Business Conduct and Ethics

The Board adopt a Code of Business Conduct and Ethics on October 21, 2016, that applies to all directors, officers and employees of the Company.  We will provide any person, without charge, a copy of this Code by requesting a copy in writing sent to Purebase Corporation, 8625 State Highway 124, P.O. Box 757, Ione CA 95640, Attention: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance
The Company's securities were registered under §12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") on September 24, 2015. Consequently the reporting requirements of §16(a) as well as the Proxy Rules of the Exchange Act became applicable to the Company on September 24, 2015.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership initially on Form 3 and changes in ownership thereafter on Form 4 with the SEC.  Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Upon registering under §12(g) of the Exchange Act, all of the Company's Directors, executive officers and 10% stockholders were required to file an initial Form 3 with the SEC.

Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, since December 1, 2015, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

Mr. Todd Gauer, who, through his two holding companies Bayshore Capital and Baystreet Capital, owns in the aggregate over 10% of the Company's outstanding common stock did not file his Form 3 which was due on October 5, 2015 until March 16, 2016.

Mr. Calvanico (CFO) was required to file a Form 3 by March 25, 2016 and has not yet filed his Form 3.

Mr. Dockter disposed of shares of the Company's common stock during FY 2016 but has yet to file a Form 4 or 5 reporting such dispositions.

Limitation of Liability and Indemnification Matters

The Company's Bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents so long as such person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Nevada law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon authorization of the Board of Directors and receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by the Company as authorized in the Bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Bylaws. Nevada law generally provides that a corporation shall have the power of indemnify persons if they acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company's Board of Directors (excluding any directors who were party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Board Meetings and Committees
Our Board of Directors held three meetings during the fiscal year ended November 30, 2016 and acted by unanimous written consent on three occasions. Each nominee who was a director during fiscal year 2016 participated in at least 75% of the aggregate number of the meetings or actions taken in lieu of a meeting of the Board held during the time that such nominee was a director.
Attendance of Directors at Annual Meetings of Stockholders
The Company has a policy of encouraging, but not requiring, directors to attend the Company's annual meeting of stockholders.
Compensation Paid to Directors

At present we do not pay our Directors any compensation or cost reimbursement for their service as Directors. We have no standard arrangement pursuant to which our Directors are compensated for any services provided as a director or for committee participation or special assignments.  The Company's Directors were not paid any compensation during fiscal years 2016 or 2015.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's Principal Executive Officers during the fiscal years ended November 30, 2016 and 2015 and each employee who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Scott Dockter (CEO)	2016 2015	120,000 49,841	-0- 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 76,500(1)	120,000 276,341

David Vickers (Pres/COO)(2)	2016	160,000	-0-	-0-	-0-	-0-	-0-	8,000	168,000

Al Calvanico (CFO)(3)	2016	162,916	-0-	-0-	-0-	-0-	-0-	-0-	162,916

Amy Clemens (Former CFO)(4)	2016 2015	30,000 34,500	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 48,000(1)	30,000 82,500

Michael Kessler (GenCounsel/ Secretary)(5)	2016	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

Robert Hurtado (VP)	2016	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000

(1)   Paid as consulting fees.
(2)   Mr. Vickers was terminated on October 18, 2016.
(3)   Mr. Calvanico was appointed CFO on March 15, 2016.
(4)   Ms. Clemens resigned as CFO on March 14, 2016.
(5)   Mr. Kessler was terminated on March 6, 2017.

The Company intends to pay cash compensation to its officers and consulting fees to entities providing services to the Company and owned by its Directors in the future as determined and approved by the Company's Board of Directors. The Company plans to enter into employment agreements with certain of its key executives.

Equity Based Compensation

Purebase has no long-term compensation or stock incentive plans at the present time.

Employee Pension, Profit Sharing or Other Retirement Plans

Purebase does not have a defined benefit pension plan or profit sharing or other retirement plan.

Compensation Discussion and Analysis

Compensation of Executive Officers

The Compensation Committee will supervise our executive compensation program for named individuals. The Committee is comprised of two members of the Board who are non-employee directors. Members of our management will not attend executive sessions of the Committee but will, upon request, provide input regarding their performance to the Committee. The Board has not engaged any outside compensation consultants and has not delegated its authority to anyone.

During fiscal year 2017 the Board hopes to be able to initiate employee base salaries and grant a full range of incentives based upon the individual effort and the overall success of the Company during the current fiscal year. The Board has not determined specific target objectives due to the significant challenges which face the Company as a development stage company during the current fiscal year.  However, we will monitor the efforts of individual officers and employees and the overall success of the Company in determining if and when incentives can be granted.  Because we have not determined any target objectives, we are unable to provide an assessment of how likely it will be for incentives to be achieved by our executive officers. Achievement of incentives involves future performance and, therefore, is subject to significant uncertainties. However, the Board believes it will establish future target objectives that are achievable with an appropriate amount of dedication and hard work.

Compensation Philosophy

The Compensation Committee will determine compensation levels and components for Named Executive Officers ("NEOs") to attract, retain, and motivate talent in our competitive market environment while focusing the management team and the Company on the creation of long-term value for stockholders. Positions included as NEOs during 2017 include: Principal Executive Officer and the Chief Financial Officer.  Other positions may be added as business conditions warrant. If an NEO is also a Director, such NEO will abstain from participating in or voting on his/her own compensation package.

The Compensation Committee will administer four elements for NEO's compensation: base salary (cash), short-term incentives (bonus – cash, equity, or both), long-term incentives (equity), and benefits.  The total compensation package will reflect the Company's "Pay for Performance" philosophy, which is to couple employee rewards with the interests of stockholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of stockholders.  Further, we believe in development and internal promotion of proven, existing employees whenever optimal for the interests of the Company.  When cash flow permits, the Board will target the total compensation level over time to be competitive with comparable companies in our industry segments and geographic locations.

For the purpose of determining short-term incentives, performance is measured by two variables: contribution to and leadership in the development of the Company's core service business and property development and contributions to the potential business and financial success of the Company.  These variables are considered by the Board to be the cornerstones for the creation of long-term stockholder value. The Board also evaluates the general economic and market conditions when applying these measurements.  The Board believes that it is in the best interest of our stockholders to have a part of total compensation "at-risk" and dependent upon our future performance.

Historically, there are several directly comparable public companies in the US mineral resource mining and agricultural products fields. Many of our competitors are much larger companies that are not directly comparable in size, geographic coverage, and scope of production. Therefore, a direct peer group comparison may not be appropriate and salary survey information from multiple sources will be used to supplement available company data.

Base Salary

The base salaries for executive officers will be evaluated annually after the completion of each fiscal year. It will be adjusted, when the Company's financial condition permits, to be competitive with the external market, job responsibilities, and the individual's performance in their job and is subject to any employment agreement or compensation arrangements with that individual.

Short-Term Incentive (Bonus)

The Board will strive to grant bonuses to incentivize officers and employees when their job performance warrants such bonuses and the financial condition of the Company permits such incentives to be granted.  Since we have been in business for only a short period of time, the Board will evaluate whether any bonuses are warranted after an evaluation of each fiscal year's performance. No bonuses were awarded for the 2016 fiscal year.  The Board did however, award a $150,000 bonus to its CEO for the 2015 fiscal year.

Long-Term Incentives (Stock Options)

The Board believes that providing stock and option grants to its officers and directors rewards such individuals for the long-term financial success of the Company and links their rewards to those of our stockholders.

The Company plans to adopt a Stock Option Plan during the 2017 fiscal year. The Board may evaluate and adopt other inventive plans and retirement plans in order to allow its officers and employees to participate in the Company's long-term success.

Benefits

Officers are entitled to participate in all benefits provided to employees of the Company and/or Purebase Ag. At the present time, the Company does not offer such benefits.

Employment Agreements

As of the end of FY 2016, only the Company's CFO has an executive employment agreement which has a 3 year term expiring in March, 2019.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of February 28, 2017, the ownership of the Company's common stock by its current directors, and its executive officers and all officers and directors as a group, and each person known to be the beneficial owner of more than 5% of the Company's outstanding common stock. To the Company's best knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name of Beneficial Owner	Number of Shares Owned Beneficially	Percent Of Class	Title Of Class
A. Scott Dockter, CEO and Director 3090 Boeing Road Cameron Park, CA 95682	44,763,297	31.7%	Common
John Bremer, Director 10490 Dawson Canyon Road Corona, CA 92883	40,163,000(1)	28.4%	Common
Calvin Lim, Director 6580 Haven Side Drive Sacramento, CA 95831	-0-	0%	Common
John Gingerich, Director 27Wedgewood Drive Woodstock, Ontario Canada	-0-	0%	Common
Al Calvanico CFO 8625 State Highway 124 P.O. Box 757 Ione, CA 95640	-0-	0%	Common
Amy Clemens, Former CFO 1670 Sierra Ave., Suite 402 Yuba City, CA 95993	883,000(2)	Less than 1%	Common
All Executive Officers and Directors as a group (5 people)	84,926,297	60%	Common
Baystreet Capital Corp. Bayshore Capital 136 Turtle Cove Road Turks & Caicos Islands British West Indies	21,338,800(3)	15.1%	Common
Kevin Wright 1 Yonge Street, Suite 1801 Toronto, ON M5E 1W7	12,582,800	8.9%	Common

(1)	Amount includes 57,500 shares held by Mr. Bremer's wife for which he disclaims beneficial ownership.
(2)	120,000 of these shares are owned by Optec Solutions, a company of which Ms. Clemens is a principal owner.
(3)	Todd Gauer is the principal owner of both Baystreet Capital and Bayshore Capital.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

Interest of Management and Others in Certain Transactions

The Company acquired the rights to purchase the Snow White Mine property from US Mine Corp., which is a Nevada corporation of which Scott Dockter and John Bremer are owners and executive officers. On November 24, 2014 US Mine Corp purchased the Snow White property for $650,000. On December 1, 2014 US Mine Corp transferred its right to purchase the Snow White property to the Company at which time the Company paid a down payment of $50,000. John Bremer, a Director and major stockholder of

Purebase, advanced an additional $25,000 in order to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer acquired the property on or about October 15, 2015 by paying the remaining purchase price balance of $575,000 to the Seller. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses.

Purebase entered into a Contract Mining Agreement with US Mine Corp ("USMC) pursuant to which USMC will provide various technical evaluations and mine development services and natural minerals to Purebase. During FY 2016 Purebase paid the Bremer Trust and USMC $110,164 and $115,901 for mining services and mineral resources provided by USMC during the fiscal years ended November 30, 2016 and November 2015, respectively. USMC currently provides approximately 50% of the minerals used by Purebase in its agricultural products. USMC is a company owned by the two major stockholders and Directors of Purebase, A. Scott Dockter and John Bremer. USMC also reimbursed the Company $85,537 for over-payments made during the fiscal year 2015.

During the year ended November 30, 2016, USMC paid $479,898 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash  advances to the Company of $386,000. The balance due USMC is $1,007,732 and $6,267 at November 30, 2016 and November 30, 2015, respectively.

Purebase entered into a Consulting Agreement with Baystreet Capital Corporation to provide investor relations and other services as requested by Purebase. The Consulting Agreement will continue until terminated by one or both parties. During the year ended November 30, 2016, the Company did not pay any consulting fees to Baystreet Capital Corporation and during fiscal 2015, the Company paid consulting fees to Baystreet Capital of $30,000.  Todd Gauer is a principal of Baystreet Capital and a Purebase shareholder.

Purebase entered into a Consulting Agreement with JAAM Capital Corp. to provide business development and marketing services as requested by Purebase. The Consulting Agreement will continue until terminated by one or both parties. During the fiscal year ended November 30, 2016, the Company did not pay any consulting fees to JAMM.  During fiscal year 2015, the Company paid JAAM Capital $60,000 in consulting fees.  Kevin Wright is a principal of JAAM Capital and a shareholder of Purebase.

During the year ended November 30, 2015, the Company paid $25,542 for the business use of the CEO's private plane. No such payments were to the CEO during the year ended November 30, 2016.
During the year ended November 30, 2015 John Bremer, a Company shareholder and Director, paid legal fees totaling $25,403 on behalf of the Company.  Such amounts remain due to Mr. Bremer at November 30, 2016.
During FY 2015, GroWest Corporation advanced $15,000 to the Company to fund ongoing business operations. As of November 30, 2015, this advance had been repaid.  GroWest is a company owned by John Bremer, who is a stockholder and Director and of the Company.

During the fiscal year ending November 30, 2016, the CEO transferred shares of his personal Purebase stock in order to convert a delinquent debt plus accrued interest totaling $122,430 owed by the Company.

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assigned to A. Scott Dockter. Mr. Dockter is therefore responsible for the debt to Bayshore and not Purebase. The debt reassignment allows Purebase to clear-off the balance of advances to officer line item.

During the fiscal year ending November 30, 2015, a note payable plus accrued interest totaling $225,629 for money advanced in 2014 by a shareholder was forgiven.

During the year ended November 30, 2015, the Company paid $25,000 to Growest Corporation, a company owned by John Bremer, who is a Director and major stockholder of the Company, as reimbursement for a deposit on a mine.  The mine purchase subsequently was assumed by John Bremer. See ITEM 2, Snow White Property Mine.

On March 4, 2016, Luigi Ruffolo, a shareholder, and Joseph Panetta, a shareholder, each advanced $50,000 to the Company for bridge financing at 6% per annum. The notes were due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first. Also on March 4, 2016 Inuit Artists Gallery advance the Company $20,000 for bridge financing at 6% per annum. This note was due September 4, 2016, or when the Company closes its bridge financing, whichever occurs first. On June 28, 2016, Inuit Artists Gallery, Luigi Ruffolo and Joseph Panetta assigned their notes from the Company to Arthur Scott Dockter, CEO and a Director of the Company. In return for accepting the assignment of the Notes, the Company issued Mr. Dockter a Note in the amount of $122,430 which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% and was due September 7, 2016.  The Note is currently in default however the Company and Mr. Dockter are in negotiations about renewing the Note.

During the fiscal year ended November 30, 2016 Arthur Scott Dockter, CEO, advanced the Company $48,456, which was used for General and Administrative expenses of the Company.  No note was issued and the advance carries no interest and is payable upon demand.

During the year ended November 30, 2016, the Bremer Family Trust whose Trustee, John Bremer, is a major shareholder and Director of the Company, has advanced the Company $216,000 for corporate operating expenses.  As of November 30, 2016, the Company owes the Bremer Family Trust a total of $241,403.

On June 23, 2016 the Company entered into Stock Option Agreements with John Wharton and Steve Ridder (officers of subsidiary Purebase Network, Inc. (PNI)) pursuant to which Mr. Ridder and Mr. Wharton, were given an option to purchase up to 5,000,000 and 1,000,000 shares, respectively, of Purebase common stock at an option price of $2.50/share.  Subsequent to the fiscal year-end, PNI  commenced negotiating a Settlement Agreement with Mr. Wharton and Mr. Ridder and entered into a Settlement Agreement with Mr. Ridder dated March 27, 2017 to resolve the parties' differences. Pursuant to Mr. Ridder's Settlement Agreement, he agreed to cancel his options to purchase 5,000,000 shares of the Company's common stock and mutual releases by PNI and Mr. Ridder from any further liability to each other. In addition, the Settlement Agreement provided for  the Company to retain a 10% ownership of PNI and for Mr. Scott Dockter and Mr. Wharton to resign from the PNI Board leaving Mr. Ridder as the sole officer and Director of PNI. The Company has also negotiated a Settlement Agreement with two PNI investors in which PNI will refund $425,000 of their prior investments in PNI in exchange for releases from any actions by the investors against PNI, Mr. Wharton or Mr. Ridder.

Except for the above, during the fiscal years ended November 30, 2016 and November 30, 2015, there have not been, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

●	a Director or Officer of the Company or a company in which such person has a financial interest;
●	any nominee for election as a director;

●	any principal security holder identified in the preceding "Security Ownership of Certain Beneficial Owners and Management" section; or
●	any relative, spouse, or relative of such spouse, of the above referenced person.

Should a transaction, proposed transaction, or series of transactions involve: (i) one of our officers or directors, (ii) a related entity or an affiliate of a related entity, or (iii) a holder of stock representing 5% or more of the voting power (a "related entity") of our then outstanding voting stock, the transactions must be approved by the unanimous consent of our Board of Directors.  In the event a member of the Board of Directors is a related party, such Director(s) may participate in the discussion of the proposed related party transaction but will abstain from the Board vote relating to such transaction.
Director Independence
As of November 30, 2016, only two of the four Company Directors John Gingerich and Calvin Lim would be deemed "independent" under the applicable NASDAQ definition. While John Bremer, a shareholder and Director of the Company, is not an officer or employee of the Company, he currently serves as a Director of USMC and is a Member-Manager of U S Mine, LLC.  A. Scott Dockter, is the CEO of Purebase and a Director of U S Mine Corporation and a Member-Manager of U S Agricultural Minerals, LLC. The Company anticipates appointing one or more directors to its Board during the current fiscal year who would be deemed independent directors.
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

On October 21, 2016, the Company established its Audit Committee. The Company's Audit Committee duties includes reviewing and evaluating the efforts of the Company's independent auditors and the review and authorization of all non-audit fees incurred by the Company.

The Committee has reviewed and discussed with the Company's management the audited consolidated financial statements as of and for the fiscal years ended November 30, 2016 and 2015.
The Committee discussed with Rose, Snyder & Jacobs LLP, the Company's independent auditors ("RSJ"), the matters required to be discussed by PCAOB on Auditing Standards No. 16, Communication with Audit Committees.
The Audit Committee has received and reviewed the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with RSJ its independence.
Based on the reviews and discussions referred to above the Board has approved the audited financial statements referred to above to be included in the Company's Annual Report on Form 10-K for the periods ended November 30, 2016 and 2015 to be filed with the SEC.
The material contained in this Committee's Report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date of this annual report and irrespective of any general incorporation language in such filing.

Independent Public Accountants

The Company's independent public accountants for the last completed fiscal years ended November 30, 2016 and 2015, were Rose, Snyder & Jacobs LLP.

Principal Accountant's Fees and Services

During the Company's fiscal year ended November 30, 2016 the Company was billed the following aggregate fees by RSJ.

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements included in this Form 10-K,  review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by RSJ to the Company for professional services rendered for the audit of the Company's and its subsidiaries' financial statements for the fiscal year, and for services provided by RSJ in connection with statutory or regulatory filings for the fiscal year, were $80,000 and $50,300 billed by RSJ for the fiscal year ended November 30, 2016 and 2015, respectively.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters. During fiscal years 2015 and 2015, RSJ did not bill for Audit-related Fees.

Tax fees

In fiscal year 2016, $9,500 and fiscal year 2015 $10,000 was paid for professional services rendered for tax, compliance and preparation of our corporate tax returns.

All Other Fees

There are no other fees to disclose.

Auditor Independence

As stated elsewhere in this report, all of the services performed by RSJ for fiscal year 2016 were reviewed and approved by the Company's Audit Committee, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant's independence.

Pre-Approved Policies and Procedures

Prior to retaining RSJ to provide services in the current fiscal year (beginning December 1, 2016), the Audit Committee first reviewed and approved RSJ's fee proposal and engagement letter.  In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. The Company's pre-approval policy provides that the Audit Committee (or the Board in the absence of an Audit Committee) must specifically pre-approve any engagement of RSJ for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Audited financial statements for the Company for the fiscal year ended November 30, 2016 for the Company and the fiscal year ended November 30, 2015 for Purebase, Inc. are included with this annual report.

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
_______
*  Filed herewith.
(1)  Filed with Registrant's Form S-1 Registration Statement filed on May 13, 2013.
(2)  Filed as an exhibit to Registrant's Form 8-K filed on December 2, 2014.
(3)  Filed as an exhibit to Registrant's Form 8-K filed on December 24, 2014.
(4)  Filed as an exhibit to Registrant's Form 10-K filed on March 16, 2015.
(5)  Filed as an exhibit to Registrant's Form 8-K filed on June 16, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORP.

Date: April 10, 2017	By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Scott Dockter	Director and	April 10, 2017
A.Scott Dockter	Chief Executive Officer

/s/ Al Calvanico	Acting Secretary and Chief Financial Officer	April 10, 2017
Al Calvanico	(Principal Financial & Accounting Officer)

/s/ Calvin Lim	Director	April 11, 2017
Calvin Lim

/s/ John Bremer	Director	April 8, 2017
John Bremer

/s/ John Gingerich	Director	April 8, 2017
John Gingerich