Form 10-Q
period 2017-02-28
PureBase Corp
filed 2017-04-19
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File Number       333-188575

PUREBASE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	27-2060863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8625 State Hwy. 124 Ione, CA	95640
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(209) 257-4331

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

Indicate the number of shares outstanding of the issuer's common stock, as of March 31, 2017 was 141,347,173.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2017	November 30, 2016
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$492,181	$555,648
Accounts Receivable, net of allowance for doubtful accounts of $0	35,460	58,897
Prepaid expenses and other assets	27,506	38,182
Total Current Assets	555,147	652,727

Property and Equipment
Property and Equipment	35,151	35,151
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(43,489)	(40,477)
Total Property and Equipment	16,723	19,735

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on Mineral Rights	75,000	75,000
	275,000	275,000
Total Assets	$846,870	$947,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$214,673	$160,467
Accrued Payroll and Related	534,227	479,021
Accrued Interest	112,675	97,993
Other Accrued Liabilities	286,480	80,040
Due to Officer	170,886	170,886
Due to Affiliated Entities	1,598,835	1,249,135
Notes Payable Current	1,025,000	1,025,000
Subscription Liability	500,000	500,000
Total Current Liabilities	4,442,776	3,762,542

Commitments and contingencies

Purebase Corp. Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized, 141,347,173 shares issued and outstanding	70,943	70,943
Additional paid in capital	2,621,427	2,462,572
Accumulated deficit	(6,221,394)	(5,321,422)
Total Purebase Corp. Stockholders' Equity (Deficit)	(3,529,024)	(2,787,907)
Non-Controlling Interest	(66,882)	(27,173)
Total Stockholders' Equity (Deficit)	(3,595,906)	(2,815,080)
Total Liabilities and Stockholders' Deficit	$846,870	$947,462

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS
ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(UNAUDITED)

	Three Months Ended February 28,	Three Months Ended February 29,
	2017	2016

Revenue	$24,970	$0

Operating expenses:
General and administrative	$908,688	$270,410
Exploration and mining expenses	39,886	40,386
Depreciation and amortization	3,011	3,011
Total Operating Expense	948,585	313,807

Other Income (Expense)
Change in Value of Derivative Liability	0	63,109
Other Expense	0	0
Interest Expense	(16,066)	(108,591)
Income Tax Expense	0	1,350
Total Other Income (Expense)	(16,066)	(44,132)

Net Loss	$(939,681)	$(357,939)

Less: Net Loss attributable to Non-Controlling Interest	(39,709)	0

Net Loss attributable to Purebase Corp. Stockholders	$(899,972)	(357,939)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	141,347,173	140,913,098

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

	$.001 Par Value Common Stock		Additional	Deficit	Non-Controlling Interest In Purebase	Total Stockholders'
	Shares	Amount	Paid in Capital	Accumulated	Networks	Equity

Balance, November 30, 2016	141,347,173	$70,943	$2,462,572	$(5,321,422)	$(27,173)	$(2,815,080)

Stock based compensation			158,855			158,855

Net Loss	0	0	0	(899,972)	(39,709)	(939,681)

Balance, February 28, 2017	141,347,173	$70,943	$2,621,427	$(6,221,394)	$(66,882)	$(3,595,906)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016
(UNAUDITED)

	Three Months Ended February 28,	Three Months Ended February 29,
	2017	2016

Operating activities:
Net loss	$(939,681)	$(357,939)
Add back Net Loss attributable to Non-Controlling Interest	$39,709	$0
Net loss attributable to Purebase Corp.	$(899,972)	$(357,939)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,011	3,011
Stock Based Compensation	158,855	0
Excess value of derivative over note payable	0	70,125
Change in value of derivative liability	0	(63,109)
Amortization of loan discount	0	18,462
Non-controlling interest	(39,709)	0

Effect of changes in:
Accounts Receivable	23,437	0
Prepaid expenses and other current assets	10,676	0
Accounts payable and accrued expenses	610,235	134,114
Net cash used in operating activities	(133,467)	(195,336)

Investing Activities:
Advances to/from affiliated entities	70,000	0
Net cash provided by investing activities	70,000	0

Financing activities:
Proceeds from notes payable	0	44,970
Proceeds from convertible note payable	0	45,000
Advances from related parties	0	75,049
Advances from officers	0	(20,000)
Net cash provided by financing activities	0	145,019

Net change in cash	(63,467)	(50,317)

Cash, beginning of period	555,648	66,269

Cash, end of period	$492,181	$15,952

Supplemental cash flow information:
Interest paid in cash	$0	$0
Income taxes paid in cash	$0	$1,350
Vendors paid by Affiliated Entities	$279,700	$38,059
Assumption of Debt by Officer	$0	$100,000

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

Note 1.  Nature of Business
Business Overview
Purebase Corporation (the "Company"), was incorporated in the State of Nevada on March 2, 2010 to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014 the Company changed its business focus to an exploration, mining and product marketing company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of the Company is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to contract for mine development and operations services to its mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, white silica and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics. The Company's activities are subject to significant risks and uncertainties including its ability to secure additional funding to pursue its operations

The Company is headquartered in Ione, California. The Company's business is divided into wholly-owned and majority-owned subsidiaries which will operate as business divisions whose sole focus is to develop sector related products and to provide for distribution of those products into primarily the agricultural and construction industry sectors.

New Business

On May 6, 2016, Purebase Corporation and Steve Ridder and John Wharton formed Purebase Networks, Inc., ("PNI") a Delaware corporation. Under the Shareholders' Agreement Purebase obtained a 90% dilutable interest in PNI, Messrs. Wharton and Ridder obtained a 10% non-dilutable interest, and Purebase's interest cannot be diluted below 51%.  As of February 28, 2017, the Company owned 82% of PNI. PNI develops an agricultural technology solution comprised of sensors, proprietary wireless technology, and cloud analytics that assist farmers monitor and manage the health of their soils

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM") and its majority-owned subsidiary Purebase Networks, Inc., collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at February 28, 2017 and the consolidated results of operations and cash flows of the Company for the three months ended February 28, 2017 and February 29, 2016.  Operating results for the three months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ended November 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended November 30, 2016 filed on Form 10-K on April 14, 2017.

Going Concern

The Company incurred a net loss of $939,681 for the fiscal quarter ended February 28, 2017 and generated negative cash flows from operations. In addition the Company has generated insignificant revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at February 28, 2017 and February 29, 2016. Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

Revenue is recognized when the product has shipped and the title has transferred to the customer.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants and stock options.  The outstanding warrants and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect. For the quarters ended February 28, 2017 and February 29, 2016 warrants and options to purchase 6,805,494 and 677,494, respectively, have been excluded from the computation of potential dilutive securities.
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

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company's accounts are insured by the FDIC but at times may exceed federally insured limits. At February 28, 2017 the accounts exceeded FDIC limits by $204,340.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

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

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in the Company's condensed consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by the standard, are as follows:

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
 FEBRUARY 28, 2017

For certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short-term nature. The carrying amount of the Company's notes payable approximates fair value based on prevailing interest rates.

Subscription Liability

At February 28, 2017, $500,000 was recorded as a "subscription liability" on the Company's condensed consolidated balance sheets until PNI has sufficient authorized shares to issue to its investors.

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

The Company has adopted FASB ASC 740-10, "Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three months ended February 28, 2017 and February 29, 2016.  The Company's net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, "Intangibles – Goodwill and Other" and ASC 360, "Property and Equipment". Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the quarters ended February 28, 2017 and February 29, 2016.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 915): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which states that in connection with preparing financial statements for each annual and interim reporting

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

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

Note 4.  Notes Payable

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at February 28, 2017 and February 29, 2016. The Note is in default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. The Company is in default on this note at February 28, 2017.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

On June 28, 2016, three stockholders assigned their notes and accrued interest from the Company to Arthur Scott Dockter, CEO and a Director of the Company. Mr. Dockter accepted the assignment as made. In return for accepting the assignment of the Notes, the Company issued Mr. Dockter a Note in the amount of $122,430, which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% per annum and was due September 7, 2016.  The Note is in default and the Company and Mr. Dockter are in negotiations about renewing the Note.

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

On April 30, 2016, the Purebase Board of Directors agreed to form a joint venture with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Messrs. Wharton and Ridder incorporated a Delaware corporation called Purebase Networks, Inc.("PNI") to develop these technologies. As of February 28, 2017 Purebase owned a 82% interest in

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

PNI and Scott Dockter is a Director along with Messrs. Wharton and Ridder. In order to fund this farming technology PNI raised approximately $750,000 from investors of which $500,000 is recorded as a subscription liability on February 28, 2017. However, in November, 2016 Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Subsequent to this action, PNI obtained a Temporary Restraining Order against Mr. Ridder to prevent him from taking any further action relating to PNI's business or corporate funds. Subsequent to the fiscal quarter-end, PNI entered into a Settlement Agreement with Mr. Ridder to resolve the dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder's Settlement Agreement stipulates that the ownership of PNI by Purebase will be reduced to 10%. This settlement is expected to result in a deconsolidation of PNI from the Purebase financial statements subsequent to the fiscal year end. The impact of this deconsolidation has not yet been determined but management does not believe it will have a negative impact on Purebase's financial position because PNI has a capital deficit. Mr. Ridder's Settlement Agreement also includes a mutual release from any actions by PNI against Mr. Ridder and Mr. Ridder against PNI.

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

On September 21, 2016 the Company's President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The Company plans to vigorously defend these claims in arbitration. The range of loss could not be determined, but Mr. Vickers' demand for arbitration stated a claim of over $1,000,000.

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The cash accounts, at times, may exceed federally insured limits. At February 28, 2017 the account exceeded FDIC insurance limits by $204,340.

Note 6.  Stockholder's Equity

Authorized Shares

The Company's amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares.  No preferred stock was outstanding at February 28, 2017 and February 29, 2016.

Warrants and Option Awarded

Warrants Outstanding

During the course of the year ended November 30, 2015, the Company raised capital through the sale of units.  Each unit was comprised of one share of common stock and one warrant. Warrants outstanding at February 28, 2017 were as follows:

Shares	Exercise price	Maturity
243,956	$3.75	October 2017
61,538	$3.25	October 2017

Warrants

The following table summarizes all warrant activity for the three months ended February 28, 2017:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at November 30, 2016	477,494	$3.42
Granted	0	0
Exercised	0	0
Expired	(172,000)	$3.00
Outstanding at February 28, 2017	305,494	$3.65

During the quarter ended May 31, 2015, the Company sold 243,956 units under a private placement memorandum.  Each unit is comprised of one share of common stock and one warrant to purchase one share at $3.75 per share.  The warrants to purchase 243,956 shares of common stock expire on October 15, 2017.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

During the quarter ended November 30, 2015, the Company sold 61,538 units under a private placement memorandum.  Each unit is comprised of one share of common stock and one warrant to purchase one share at $3.25 per share.  The warrants to purchase 61,538 of common stock expire on October 15, 2017.

Stock Options

To date the Company has not yet established a formal Stock Option Plan.  The options that have been granted during the year ended November 30, 2016 were done pursuant to employment contracts entered into by the Company and the respective employee.  The Company is planning on establishing a formal stock option plan which will be approved and managed by the Board of Directors and will obtain shareholder approval.

The estimated weighted average fair values of the options granted during the three months ended February 29, 2016 was $2.13 per share. There were no stock options granted during the three months ended February 28, 2017.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the three months ended February 29, 2016.

February 29, 2016
Expected volatility	150%
Expected Term	6 years
Dividend Yield	0%
Risk-free interest Rate	0.68%

Employee stock-based options compensation expenses for the three months ended February 28, 2017 and February 29, 2016 was as follows:

	Three months ended February 28, 2017	Three months ended February 29, 2016

General and Administrative	$158,855	$0
Total	$158,855	$0

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended February 28, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 1, 2016	6,500,000	$2.54	0
Granted	0	$0	0
Exercised	0	N/A	0
Expired/Cancelled	(0)	N/A	$0
Outstanding 2/28/17	6,500,000	$2.54	0
Exercisable 2/28/2017	66,667	$3.00	0
Expected to vest 2/28/2017	1,433,333	$2.65	0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company's common stock for each of the respective periods.

As of February 28, 2017 the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $1,385,663 which is expected to be recognized over approximately 2.16 years.  Subsequent to the quarter ended February 28, 2017, 5,000,000 stock options granted to a non-employee had been cancelled.

On June 23, 2016 the Company entered into Stock Option Agreements with John Wharton and Steve Ridder pursuant to which Mr. Ridder and Mr.Wharton, were given an option to purchase up to 5,000,000 and 1,000,000 shares, respectively, of Purebase common stock at an option price of $2.50/share.  Subsequent to the fiscal quarter-end, PNI, on March 27, 2017, entered into a Settlement Agreement with Mr. Ridder which, among other provisions, included the cancellation of his Stock Option Agreement to purchase 5,000,000 shares.

Note 7.  Related Party Transactions

Purebase temporarily sublet office space from OPTEC Solutions, LLC, a company partly owned by the Company's former CFO, Amy Clemens, on a month-to-month basis. The Company paid rent totaling $0 and $7,500 for the three-months ended February 28, 2017 and February 29, 2016, respectively. That arrangement has now come to an end since the Company has relocated its corporate headquarters to Ione, California.  As of February 28, 2017 and November 30, 2016, the Company has an outstanding balance owed to Amy Clemens, the former CFO, of $21,123 for consulting fees, benefits and miscellaneous expenses, and an outstanding balance of $14,478, owed to OPTEC Solutions, LLC, which is included in accounts payable on the condensed consolidated balance sheets.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assumed by A. Scott Dockter. Mr. Dockter is now responsible for the debt due Bayshore and not the Company. The balance remaining due to A. Scott Dockter at February 28, 2017 was $48,456. No note was issued and the advance carries no interest and is payable upon demand.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at February 28, 2017.

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company.  Services totaling $17,888 and $0 were rendered by USMC for the three-months ended February 28, 2017 and February 29, 2016, respectively.

During the three-months ended February 28, 2017, USMC paid $279,700 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $70,000. The balance due to USMC is $1,357,432 and $1,007,732 at February 28, 2017 and November 30, 2016, respectively.

During the year ended November 30, 2016, the Bremer Family Trust whose Trustee, John Bremer, is a major shareholder and Director of the Company, has advanced the Company $216,000 for corporate operating expenses.  As of February 28, 2017, the Company owes the Bremer Family Trust a total of $241,403

During the year ended November 30, 2015, the Company paid $25,000 to GroWest Corporation, a company owned by John Bremer, who is a Director and major stockholder of the Company, as a deposit on a mine.  The mine purchase subsequently was assumed by John Bremer. See Note 3.

On June 28, 2016, three stockholders assigned their notes from the Company to Arthur Scott Dockter, CEO and a Director of the Company. In return for accepting the assignment of the Notes, the Company issued Mr. Dockter a Note in the amount of $122,430 which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% and was due September 7, 2016.  The Note is currently in default however the Company and Mr. Dockter are in negotiations about renewing the Note.

In April, 2016 the Company entered into a joint venture in order to develop proprietary technologies for use in the agricultural markets, primarily to assist farmers in managing their crops. In furtherance of this joint venture, in May, 2016 a Delaware corporation called Purebase Networks, Inc. ("PNI") was formed in order to develop these farming technologies. The Board of Directors consisted of John Wharton, Steve Ridder and Scott Dockter with Mr. Wharton and Mr. Ridder serving as the executive officers. As of February 28, 2017 the Company owned a 82% ownership interest in PNI. In order to fund PNI's technology development, it raised investor funds of $750,000 of which $500,000 is recorded as a subscription liability at February 28, 2017. Certain stock options granted to Mr. Ridder to purchase Company common stock have been cancelled. See Note 5 above.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2017

Note 8.  Subsequent Events

Subsequent to the fiscal quarter-end, Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. PNI commenced negotiating a Settlement Agreement with Mr. Wharton and entered into Settlement Agreement dated March 27, 2017 with Mr. Ridder to resolve their dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder's Settlement Agreement stipulates that the ownership of PNI by Purebase will be reduced to 10%. This settlement is expected to result in a deconsolidation of PNI from the Purebase financial statements subsequent to the fiscal year end. The impact of this deconsolidation has not yet been determined but management does not believe it will have a negative impact on Purebase's financial position as PNI has a capital deficit. Mr. Ridder's Settlement Agreements also includes a mutual release from any actions by PNI against Mr. Ridder and by Mr. Ridder against PNI. PNI has also negotiated a Settlement Agreement with two PNI investors in which they would be refunded $425,000 by PNI of their prior investments in PNI in exchange for releases from any actions by the investors against PNI, Mr. Wharton or Mr. Ridder.

On September 21, 2016 the Company's President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The Company plans to vigorously defend these claims in arbitration.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. IN ADDITION, MATERIAL EVENTS DESCRIBED BELOW UNDER "OTHER INFORMATION" OCCURRING AFTER THE QUARTER ENDED FEBRUARY 29, 2016 WILL HAVE A MATERIAL IMPACT ON THE COMPANY'S FUTURE BUSINESS.
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

On May 6, 2016, Steve Ridder formed Purebase Networks, Inc., a Delaware corporation ("PNI") which was to be a joint venture between Purebase and Steve Ridder and John Wharton. Under the Shareholders' Agreement Purebase obtained a 90% dilutable interest in PNI and Messrs. Wharton and Ridder obtained a 10% non-dilutable interest, with Purebase's interest not to be diluted below 51%.  As of February 28, 2017, Purebase owned 82% of PNI. PNI develops an Agricultural Technology solution comprised of sensors, proprietary wireless technology, and cloud analytics that assist farmers monitor and manage the health of their soils. Subsequent to the fiscal quarter-end, PNI commenced negotiating Settlement Agreements with Mr. Wharton and Mr. Ridder to resolve differences between the parties. On March 27, 2017 Mr. Ridder entered into a Settlement Agreement in which he agreed to cancel his options to purchase 5,000,000 shares of the Company's common stock and mutual releases by PNI and Mr. Ridder from any further liability to each other. In addition, his Settlement Agreement provided for Mr. Ridder to retain 75% ownership of PNI, Mr. Wharton to retain 15% ownership of PNI and the Company to retain 10% ownership of PNI and for Mr. Scott Dockter and Mr. Wharton to resign from the PNI Board leaving Mr. Ridder as the sole officer and Director of PNI.

Results of Operation

We have included a discussion and analysis of the Company's current consolidated operations for the quarter ending February 28, 2017 as compared to the Company's previous consolidated operations for the  quarter ending February 29, 2016.

Overview

During the current fiscal quarter ended February 28, 2017, the Company generated revenue of $24,970. Total assets decreased from $947,462 as of November 30, 2016 to $846,870 as of February 28, 2017. Total liabilities increased from $3,762,542 at November 30, 2016 to $4,442,776 at February 28, 2017 reflecting an increase of $680,234

Results of Operations for the fiscal quarter ended February 28, 2017 compared to the quarter ended February 29, 2016

The Company's operating results for the quarters ended February 28, 2017 and February 29, 2016 are summarized as follows:

	Quarter Ended	Quarter Ended
	2/28/17	2/29/16

Revenue	$24,970	$0
Operating Expenses	$948,585	$313,807
Net Loss	$939,681	$357,939

Revenue
Since inception the Company and its subsidiary Purebase Agricultural, Inc. have generated only minimal revenues from operations with revenues commencing during the second quarter of FY 2016.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal quarter ended February 28, 2017 were $948,585 compared to $313,807 of expenses incurred for the fiscal quarter ended February 29, 2016. This increase is attributed to a significant increase in general and administrative expenses which included $158,855 in stock based compensation, $173,940 in professional fees and $182,373 paid to independent contractors.

General and administrative costs for the Company for the three months ended February 28, 2017 were $908,688 and the general and administrative costs for the same period in 2016 were $270,410. The increase in general and administrative expenses is attributed to the increase in marketing and product development of several mineral resources, the hiring of additional staff and the expenses incurred due to the legal matters of Purebase Networks. Included in G&A expenses are professional fees for the fiscal quarter ended February 28, 2017 which were $173,940 compared to professional fees of $54,338 for the same quarter in 2016. The increase in professional fees is attributed to the increase in legal and accounting expenses due to the legal matters related to Purebase Networks. An increase in stock based compensation also accounts for the increase in G&A expenses.

The Company's interest expense decreased to $16,066 for the quarter ended February 28, 2017 compared to $108,591 for the fiscal quarter ended February 29, 2016. The decrease was due to the lack of significant increase in servicing costs, including accrued interest, associated with the consolidated debt financing incurred by Purebase Ag of $1 million as well as additional debt incurred during the February 29, 2016 fiscal quarter.

Net Loss

The Company incurred a net loss of $939,681 for the fiscal quarter ended February 28, 2017 compared to the Company's net loss of $357,939 for the fiscal quarter ended February 29, 2016, an increase of more than 162%. The increase in net loss is the result of a increase in General & Administrative expenses, coupled with a lack of sufficient revenues to offset these expenses.

Liquidity and Capital Resources

At February 28, 2017, the Company's cash balance was $492,181 and it had a working capital deficit of $3,887,629.  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that the Company's current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. The Company has had negative cash flow from operating activities as it has not yet begun to generate sufficient and consistent revenues to cover its operating expenses.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects and the sale of our agricultural products to continue generating sales revenues but we do not expect revenues from these activities to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

As of the end of the quarter, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development or production activities. For these reasons our auditors stated in their report on our fiscal year-end audited financial statements that they have substantial doubt we would be able to continue as a going concern.

Financings

As of the end of the quarter our operations have been funded by equity investment and short-term loans. All of our equity funding has come from the private placement of our securities while loans have been obtained from related parties.

Debt Financing

None.

Issuance of Common Stock

No shares of the Company's common stock were issued during the fiscal quarter ended February 28, 2017.

Contractual Obligations

Tabular Disclosure of Contractual Obligations as of February 28, 2017:
Contractual Obligations
		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,025,000	1,025,000	-0-	-0-	-0-

Mineral Lease Obligations	37,515	7,503	15,006	$15,006	$0

Operating Lease Obligations	0	0	0	$0	$0

Total	$1,062,515	$1032,503	$15,006	$15,006	$0

Off-Balance Sheet Arrangements

As of the end of the quarter we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Basis of Presentation and Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has incurred a net loss of $939,681 for the three months ended February 28, 2017 and has a total accumulated deficit of $3,595,906.

During the quarter ended February 28, 2017 the Company had minimal recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development, product marketing and payment of general and administration expenses until significant revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company's condensed consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company's President, and principal financial officer (the "Certifying Officers"), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures were currently ineffective in providing reasonable assurance that the information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Purebase Ag and US Agricultural Minerals, LLC ("USAM") along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant.. On March 25, 2016, the Plaintiffs filed a Court ordered Second Amended Complaint.  On April 11, 2016 Defendants filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Discovery will close in June, 2017 and a trial date is set for February, 2018. The Defendants plan to continue to vigorously defend the remaining claims in the amended Complaint. The Company believes that it will prevail in this lawsuit and does not expect the outcome of this case to have a material effect on the Company's financial condition.

On April 30, 2016, the Purebase Board of Directors agreed to form a joint venture with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Mr. Ridder incorporated a Delaware corporation called Purebase Networks, Inc.("PNI") to develop these technologies. However, in November, 2016 Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Subsequent to this action, PNI obtained a Temporary Restraining Order against Mr. Ridder to prevent him from taking any further action relating to PNI's business or corporate funds. During the quarter covered by this Report, PNI commenced negotiating a Settlement Agreement with Mr. Wharton and Mr. Ridder and, on March 27, 2017, entered into a Settlement Agreement with Mr. Ridder to resolve their dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder's Settlement Agreement also includes mutual releases from any actions by PNI against Mr. Ridder and by Mr. Ridder against PNI.

During the quarter covered by this Report, on February 21, 2017, the Company was served with a Complaint by its former financial advisor Monarch Bay Securities, LLC, now known as Boustead Securities, LLC.  The Complaint was filed in the Superior Court for Amador County, California (Case # 17-CV-9979) on February 9, 2017 and is seeking damages for breach of a written and oral contract. This lawsuit is in its early stages. The Company plans to vigorously defend this lawsuit.

On September 21, 2016 the Company's President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 13, 2017 the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The Company plans to vigorously defend these claims in arbitration.

ITEM 1A.   RISK FACTORS

As of the end of the quarter, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on April 12, 2017.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended February 28, 2017, there were no unregistered sales of the Company's securities.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at February 28, 2017. The Note is in Default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

On June 28, 2016, in return for accepting the assignment of certain outstanding notes owed by the Company by Scott Dockter, CEO of the Company, the Company issued Mr. Dockter a Note in the amount of $122,430 which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% and was due September 7, 2016.  The Note is currently in default however the Company and Mr. Dockter are in negotiations about renewing the Note.
ITEM 4.   MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.
ITEM 5.   OTHER INFORMATION

Pursuant to a Settlement Agreement between Purebase Networks, Inc. ("PNI") and Steve Ridder, the ownership of PNI by Purebase will be reduced to 10%. This settlement is expected to result in a deconsolidation of PNI (as a former subsidiary) from the Purebase financial statements subsequent to the fiscal quarter ending February 28, 2017. The impact of this deconsolidation has not yet been determined but management does not believe it will have a negative impact on Purebase's financial position.

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

PUREBASE CORPORATION

Dated: April 19, 2017	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: April 19, 2017	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer