Form 10-Q
period 2017-05-31
PureBase Corp
filed 2017-07-13
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM
_________________ to _________________

Commission File Number   333-188575

PUREBASE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	27-2060863
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8625 State Hwy. 124 Ione, CA	95640
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(209) 257-4331

________________________________________________________
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

Indicate the number of shares outstanding of the issuer's common stock, as of June 30, 2017 was 141,347,173.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2017	November 30, 2016
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$15,515	$555,648
Accounts Receivable, net of allowance for doubtful accounts of $0	114,822	58,897
Prepaid expenses and other assets	0	38,182
Total Current Assets	130,337	652,727

Property and Equipment
Property and Equipment	42,103	35,151
Autos and Trucks	25,062	25,061
Accumulated Depreciation	(46,500)	(40,477)
Total Property and Equipment	20,665	19,735

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on Mineral Rights	75,000	75,000
	275,000	275,000

Total Assets	$426,002	$947,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$89,779	$160,467
Accrued Payroll and Related	525,605	479,021
Accrued Interest	126,781	97,993
Other Accrued Liabilities	11,250	80,040
Due to Officer	170,886	170,886
Due to Affiliated Entities	2,036,664	1,249,135
Notes Payable Current	1,025,000	1,025,000
Subscription Liability	0	500,000
Total Current Liabilities	3,985,965	3,762,542

Commitments and contingencies

Purebase Corp. Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized, 141,347,173 shares issued and outstanding	70,943	70,943
Additional paid in capital	2,745,997	2,462,572
Accumulated deficit	(6,376,903)	(5,321,422)
Total Purebase Corp. Stockholders' Equity (Deficit)	(3,559,963)	(2,787,907)

Non-Controlling Interest	0	(27,173)
Total Stockholders' Equity (Deficit)	(3,559,963)	(2,815,080)

Total Liabilities and Stockholders' Deficit	$426,002	$947,462

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS
ENDED MAY 31, 2017 AND 2016
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended May 31,	Ended May 31,	Ended May 31,	Ended May 31,
	2017	2016	2017	2016

Revenue	$189,227	1,440	$214,197	1,440

Operating expenses:
General and administrative	$561,462	$944,458	$1,470,150	$1,214,868
Exploration and mining expenses	78,738	16,860	115,624	57,246
Depreciation and amortization	3,011	3,010	6,022	6,021
Total Operating Expense	643,211	964,328	1,591,796	1,278,135

Other Income (Expenses)
Change in value of Derivative Liability	0	(168,975)	0	(105,866)
Gain from deconsolidation of Purebase Networks	312,571		312,571
Other Income (Expenses)	9	13	9	13
Interest Expense	(14,106)	(45,347)	(30,171)	(153,938)
Income Tax Expense	0	0	0	1,350
Total Other Income (Expenses)	298,474	(214,309)	282,409	258,441

Net Income (Loss)	$(155,510)	$(1,177,197)	$(1,095,190)	$(1,535,136)

Less: Net Loss attributable to Non-Controlling Interest	0	0	(39,709)	0

Net Loss attributable to Purebase Corp. Stockholders	$(155,510)	$(1,177,197)	$(1,055,481)	$(1,535,136)

Basic and Diluted Loss Per Share	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	141,347,173	140,928,664	141,347,173	140,920,924

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

	$.001 Par Value Common Stock		Additional	Deficit	Non-Controlling Interest In Purebase	Total Stockholders'
	Shares	Amount	Paid in Capital	Accumulated	Networks	Equity

Balance, November 30, 2016	141,347,173	$70,943	$2,462,572	$(5,321,422)	$(27,173)	$(2,815,080)

Stock based compensation			283,425			283,425

Net Loss				(1,055,481)	(39,709)	(1,095,190)

Deconsolidation of Purebase Networks					66,882	66,882

Balance, May 31, 2017	141,347,173	$70,943	$2,745,997	$(6,376,903)	$-	$(3,559,963)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2017 AND 2016
(UNAUDITED)

	Six Months Ended May 31,	Six Months Ended May 31,
	2017	2016

Operating activities:
Net loss	$(1,095,190)	$(1,535,136)
Add back Net Loss attributable to Non-Controlling Interest	$39,709	$0
Net loss attributable to Purebase Corp.	$(1,055,481)	$(1,535,136)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on Deconsolidation of Purebase Networks	(312,571)	0
Depreciation and amortization	6,022	6,021
Stock Based Compensation	283,425	388,206
Excess value of derivative over note payable	0	70,125
Change in value of derivative liability	0	105,866
Amortization of loan discount	0	48,760
Non-controlling interest	(39,709)	0
Effect of changes in:
Accounts Receivable	(55,925)	0
Prepaid expenses and other current assets	10,676	500
Accounts payable and accrued expenses	896,944	422,609
Net cash used in operating activities	(266,619)	(493,049)

Investing Activities:
Effect of deconsolidation of Purebase Networks	(453,561)	0
Purchase Equipment	(6,953)	0
Net cash provided by investing activities	(460,514)	0

Financing activities:
Proceeds from notes payable	0	145,000
Proceeds from convertible note payable	0	45,000
Advances from related parties	187,000	272,403
Advances to/from officers	0	(23,200)
Net cash provided by financing activities	187,000	439,203

Net change in cash	(540,133)	(53,846)
Cash, beginning of period	555,648	66,269
Cash, end of period	$15,515	$12,423

Supplemental cash flow information:
Interest paid in cash	$0	$0
Income taxes paid in cash	$0	$1,350
Vendors paid by Affiliated Entities	$600,529	$82,391

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

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

On May 6, 2016, the Company and Steve Ridder and John Wharton formed Purebase Networks, Inc., ("PNI") a Delaware corporation. PNI was a joint venture to develop an agricultural technology solution comprised of sensors, proprietary wireless technology, and cloud analytics to assist farmers in monitoring and managing the health of their soils. The Company was initially intended to hold a majority interest in PNI and assist in PNI's management. However, due to certain management disagreements,  the Company entered into a settlement agreement in March, 2017, pursuant to which its ownership interest in PNI was reduced to 10% and the Company no longer provides management assistance to PNI.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM") and its majority-owned subsidiary Purebase Networks, Inc.(up to March, 2017), collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at May 31, 2017 and the consolidated results of operations of the Company for the three and six months ended May 31, 2017 and 2016 and cash flows for the six months ended May 31, 2017 and 2016.  Operating results for the three months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ended November 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended November 30, 2016 filed on Form 10-K on April 14, 2017.

Going Concern

The Company incurred a net loss of $1,095,190 for the six months ended May 31, 2017 and generated negative cash flows from operations. In addition the Company has generated insignificant revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at May 31, 2017 and November 30, 2016. Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

Revenue is recognized when the product has shipped and the title has transferred to the customer.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants and stock options.  The outstanding warrants

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect. For the quarters ended May 31, 2017 and May 31, 2016 warrants and options to purchase 805,494 and 1,977,494 shares of common stock respectively, have been excluded from the computation of potential dilutive securities.
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

Cash and Cash Equivalents
The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits..

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

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

Subscription Liability

At November 30, 2016, $500,000 was recorded as a "subscription liability" on the Company's condensed consolidated balance sheets relating to PNI's lack of sufficient authorized PNI shares to issue to its investors. The subscription liability was removed as the Company now owns only a 10% interest in PNI and no longer consolidates PNI's financial statements with those of the Company.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

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

The Company has adopted FASB ASC 740-10, "Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three and six months ended May 31, 2017 and May 31, 2016.  The Company's net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, "Intangibles – Goodwill and Other" and ASC 360, "Property and Equipment". Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the quarters ended May 31, 2017 and May 31, 2016.

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

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

Note 4.  Notes Payable

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at May 31, 2017 and November 30, 2016. The Note is in default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. The Company is in default on this note at May 31, 2017.

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

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

On April 30, 2016, the Purebase Board of Directors agreed to form a joint venture with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Messrs. Wharton and Ridder incorporated a Delaware corporation called Purebase Networks, Inc.("PNI") to develop these technologies. However, in November, 2016 Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Effective March 27, 2017, PNI entered into a Settlement Agreement with Mr. Ridder to resolve the dispute pursuant to which the ownership of PNI by Purebase has been reduced to 10% and Purebase has no further involvement in PNI's management. This settlement resulted in a deconsolidation of PNI from the Purebase financial statements which is discussed in Note 7 below. Mr. Ridder's and Mr. Wharton's Settlement Agreement also includes a mutual release from any actions by PNI against Mr. Ridder and Mr. Wharton and Mr. Ridder and Mr. Wharton against PNI.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

On February 21, 2017, the Company was served with a Complaint by its former financial advisor Monarch Bay Securities, LLC, now known as Boustead Securities, LLC.  The Complaint was filed in the Superior Court for Amador County, California (Case # 17-CV-9979) on February 9, 2017 and is seeking damages of approximately $50,000 for breach of a written and oral contract. On May 21, 2017 the Parties entered into a Settlement Agreement and Mutual Release pursuant to which the Company paid $35,000 to the Plaintiff.

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

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The cash accounts, at times, may exceed federally insured limits. At May 31, 2017 no account exceeded FDIC insurance limits.

Note 6.  Stockholder's Equity

Authorized Shares

The Company's amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares.  No preferred stock was outstanding at May 31, 2017 and November 30, 2016.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

Warrants and Option Awarded
Warrants Outstanding

During the course of the year ended November 30, 2015, the Company raised capital through the sale of units.  Each unit was comprised of one share of common stock and one warrant. Warrants outstanding at May 31, 2017 were as follows:

Shares	Exercise price	Maturity
243,956	$3.75	October 2017
61,538	$3.25	October 2017

Warrants

The following table summarizes all warrant activity for the six months ended May 31, 2017:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at November 30, 2016	477,494	$3.42
Granted	0	0
Exercised	0	0
Expired	(172,000)	$3.00
Outstanding at May 31, 2017	305,494	$3.65

Stock Options

To date the Company has not yet established a formal Stock Option Plan. The option that have been granted during  the year ended November 30, 2016 were done pursuant to employment contracts entered into by the Company and the respective employee. The Company is planning on establishing a formal stock option plan which will be approved and managed by the Board of Directors and will obtain shareholder approval.

There were no stock options granted during the three and six months ended May 31, 2017.

Employee stock-based options compensation expenses for the three and six months ended May 31, 2017 and May 31, 2016 was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended May 31,	Ended May 31,	Ended May 31,	Ended May 31,
	2017	2016	2017	2016

General and Administrative	$124,570	$388,206	$283,425	$388,206

Total	$124,570	$388,206	$283,425	$388,206

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

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

The following is a schedule summarizing employee and non-employee stock option activity for the six  months ended May 31, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual terms

Outstanding at December 1, 2016	6,500,000	$2.54	0
Granted	0	$0	0
Exercised	0	N/A	0
Expired/Cancelled	(6,000,000)	$2.50	$0
Outstanding 5/31/17	500,000	$3.00	0	8.76 years
Exercisable 5/31/2017	300,000	$3.00	0	8.74 years
Expected to vest 5/31/2017	200,000	$3.00	0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company's common stock for each of the respective periods.

As of May 31, 2017 the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $361,563 which is expected to be recognized over approximately 1.79 years.

On June 23, 2016 the Company entered into Stock Option Agreements with John Wharton and Steve Ridder pursuant to which Mr. Ridder and Mr.Wharton were given an option to purchase up to 5,000,000 and 1,000,000 shares, respectively, of Purebase common stock at an option price of $2.50/share.  On March 27, 2017, PNI entered into a Settlement Agreement with Mr. Ridder which, among other provisions, included the cancellation of his Stock Option Agreement to purchase 5,000,000 shares. In addition, the 1,000,000 stock options granted to Mr. Wharton were cancelled during the six months ended May 31, 2017.

Note 7.  Related Party Transactions

Purebase temporarily sublet office space from OPTEC Solutions, LLC, a company partly owned by the Company's former CFO, Amy Clemens, on a month-to-month basis. The Company paid rent totaling $0 and $7,500 for the three and six months ended May 31, 2017 and 2016, respectively. That arrangement

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

has now come to an end since the Company has relocated its corporate headquarters to Ione, California.  As of May 31, 2017 and November 30, 2016, the Company has an outstanding balance owed to Amy Clemens, the former CFO, of $21,123, for consulting fees, benefits and miscellaneous expenses, and an outstanding balance of $14,478, owed to OPTEC Solutions, LLC, which is included in accounts payable on the condensed consolidated balance sheets.

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assumed by A. Scott Dockter. Mr. Dockter is now responsible for the debt due Bayshore and not the Company. The balance remaining due to A. Scott Dockter at May 31, 2017 was $48,456. No note was issued and the advance carries no interest and is payable upon demand.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at May 31, 2017.

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company.  Services totaling $57,079 and $0 were rendered by USMC for the three-months ended May 31, 2017 and 2016, respectively. Services totaling $74,967 and $0 were rendered by USMC for the six months ended May 31, 2017 and 2016, respectively.

During the three-months ended May 31, 2017, USMC paid $390,829 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $117,000. During the six months ended May 31, 2017, USMC paid $600,529 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $187,000. The balance due to USMC is $1,795,261 and $1,007,732 at May 31, 2017 and November 30, 2016, respectively.

During the year ended November 30, 2016, the Bremer Family Trust whose Trustee, John Bremer, is a major shareholder and Director of the Company, has advanced the Company $216,000 for corporate operating expenses.  As of May 31, 2017 and November 30, 2016, the Company owes the Bremer Family Trust a total of $241,403.

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2017

In April, 2016 the Company entered into a joint venture in order to develop proprietary technologies for use in the agricultural markets, primarily to assist farmers in managing their crops. In furtherance of this joint venture, in May, 2016 a Delaware corporation called Purebase Networks, Inc. ("PNI") was formed in order to develop these farming technologies. The Board of Directors consisted of John Wharton, Steve Ridder and Scott Dockter with Mr. Wharton and Mr. Ridder serving as the executive officers. As of February 28, 2017 the Company owned an 82% ownership interest in PNI. In order to fund PNI's technology development, it raised investor funds of $750,000 of which $500,000 was recorded as a subscription liability on PNI's balance sheet. The Company became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. PNI commenced negotiating a Settlement Agreement with Mr. Wharton and entered into Settlement Agreement dated March 27, 2017 with Mr. Ridder to resolve their dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder's Settlement Agreement provided for the cancellation of certain stock options granted to Mr. Ridder to purchase 5,000,000 shares of the Company's common stock and stipulates that the ownership of PNI by the Company will be reduced to 10%. This settlement has resulted in a deconsolidation of PNI from the Company's financial statements as of the fiscal quarter end. The amount of net gain recognized by the Company due to the deconsolidation of PNI was $ 312,571. The Company's assessment/estimate on the fair value of its investment in PNI is $0 at May 31, 2017. As a result of this deconsolidation, the Company will carry its remaining 10% interest in PNI as an investment in PNI. Due to the 10% residual ownership in PNI and the absence of any of the Company's officers or Directors serving in similar or any capacity with PNI, the Company will no longer be deemed to have significant influence over PNI.

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
Current Plan of Operations

Purebase Corp. ("the Company, "we" or "us"), and its wholly-owned subsidiary, Purebase Agricultural, Inc. ("Purebase Ag") is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties as well as mineral properties owned by others in the United States. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, clays, white silica and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

On May 6, 2016, Steve Ridder formed Purebase Networks, Inc., a Delaware corporation ("PNI") which was to be a joint venture between Purebase and Steve Ridder and John Wharton. PNI was to develop an Agricultural Technology solution comprised of sensors, proprietary wireless technology, and cloud analytics that would assist farmers monitor and manage the health of their soils. However, the Company became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. As a result, on March 27, 2017 Mr. Ridder entered into a Settlement Agreement in which he agreed to cancel his options to purchase 5,000,000 shares of the Company's common stock and mutual releases by PNI and Mr. Ridder from any further liability to each other. In addition, his Settlement Agreement provided for Mr. Ridder to retain 75% ownership of PNI, Mr. Wharton to retain 15% ownership of PNI and the Company to retain 10% ownership of PNI and for Mr. Scott Dockter and Mr. Wharton to resign from the PNI Board leaving Mr. Ridder as the sole officer and Director of PNI. As a result of Mr. Wharton resigning from the PNI Board, his options to purchase 1,000,000 shares of the Company's common stock have also been cancelled. Consequently, as of the fiscal quarter end, the Company retains only a 10% ownership in PNI and no management involvement in PNI.

Results of Operation

We have included a discussion and analysis of the Company's current consolidated operations for the quarter ending May 31, 2017 as compared to the Company's previous consolidated operations for the  quarter ending May 31, 2016 and the six month period ending May 31, 2017 and 2016.

Overview

During the current fiscal quarter ended May 31, 2017, the Company generated revenue of $189,227. Total assets decreased from $947,462 as of November 30, 2016 to $426,002 as of May 31, 2017. Total liabilities increased from $3,762,542 at November 30, 2016 to $3,985,965 at May 31, 2017 reflecting an increase of $223,423

Results of Operations for the fiscal quarter ended May 31, 2017 compared to the quarter ended May 31, 2016

The Company's operating results for the quarters ended May 31, 2017 and 2016 are summarized as follows:

	Quarter Ended	Quarter Ended
	5/31/17	5/31/16
Revenue	$189,227	$1,440
Operating Expenses	$643,211	$964,328
Net Loss	$155,510	$1,177,197

Revenue
Since inception the Company and its subsidiary Purebase Agricultural, Inc. have generated only minimal revenues from operations with revenues commencing during the second quarter of FY 2016. Revenues increased significantly during the current fiscal quarter to $189,227 compared to $1,440 for the comparable fiscal quarter last year. The increase is attributable to the increase in agricultural products available for sale in and expansion of, the agricultural markets reached by the Company.
Operating Costs and Expenses
Total operating expenses for the Company for the fiscal quarter ended May 31, 2017 were $643,211 compared to $964,328 of expenses incurred for the fiscal quarter ended May 31, 2016. This decrease is attributed to a significant decrease in general and administrative expenses.

Exploration and mining expense for the three months ended May 31, 2017 were $78,738 compared to $16,860 of such expenses incurred during the same quarter in 2016. The increase in exploration and mining costs is the result of costs attributable to the sale of products

General and administrative costs for the Company for the three months ended May 31, 2017 were $561,462 and the general and administrative costs for the same period in 2016 were $944,458. The decrease in general and administrative expenses is attributed to a reduction in payroll related expenses. Included in G&A expenses are professional fees for the fiscal quarter ended May 31, 2017 which were $181,777 compared to professional fees of $105,398 for the same quarter in 2016. The increase in professional fees is attributed to the increase in legal expenses associated with the company's ongoing legal matters. The expense item "Value of Derivative Liability" decreased from $168,975 in the quarter ended May 31, 2016 to $0 for the quarter ended May 31, 2017. This decrease was caused by the conversion of the Convertible Notes Payable. The Company's interest expense decreased to $14,106 for the quarter ended May 31, 2017 compared to $45,347 for the same fiscal quarter of 2016. The decrease was due to the conversion of notes to equity.

 Net Loss
The Company incurred a net loss of $155,510 for the fiscal quarter ended May 31, 2017 compared to the Company's net loss of $1,177,197 for the fiscal quarter ended May 31, 2016. The substantial decrease in net loss is attributable to a $ 312,571 gain on the deconsolidation of PNI and decreases in payroll related expenses, coupled with an increase in revenues.
Results of Operations for the six month period ended May 31, 2017 compared to the six month period ended May 31, 2016
The Company's operating results for the six month period ended May 31, 2017 and 2016 are summarized as follows:

	Six Months Ended	Six Months Ended
	5/31/17	5/31/16
Revenue	$214,197	$1,440
Operating Expenses	$1,591,796	$1,278,135
Net Loss	$(1,095,190)	$(1,535,136)

Revenue
Since inception the Company and its subsidiary Purebase Agricultural, Inc. have generated only minimal revenue from operations. Revenues increased significantly during the first six months of the current fiscal year to $214,197 compared to $1,440 for the comparable six month period last year. The increase is attributable to the increase in agricultural products available for sale in and expansion of, the agricultural markets reached by the Company primarily in the second fiscal quarter of 2017.
Operating Costs and Expenses
Total operating expenses for the Company for the six months ended May 31, 2017 were $1,591,796 compared to $1,278,135 of expenses incurred for the same period ended May 31, 2016. This 25% increase is attributed to a significant increase in professional fees and to a lesser extent, to an increase in costs attributable to the sale of products.

Exploration and mining expense for the six months ended May 31, 2017 were $115,624 compared to $57,246 of such expenses incurred during the same period in 2016. The increase in exploration and mining costs is the result of costs attributable to the sale of products.

General and administrative costs for the Company for the six months ended May 31, 2017 were $1,470,150  while the general and administrative costs of the Company for the same period in 2016 were $1,214,868. The increase in general and administrative expenses is attributed to the significant increase in professional fees. Included in the G&A expenses are professional fees for the six months ended May 31, 2017 which were $355,717 compared to professional fees of $159,736 for the same period in 2016. The increase in professional fees is attributed to the increase in legal  expenses associated with the company's ongoing legal matters.

The Company's interest expense decreased to $30,172 for the six months ended May 31, 2017 compared to $153,938 for the six months May 31, 2016. The decrease was due to the conversion of notes to equity.

Net Loss
The Company incurred a net loss of $1,095,190 for the six months ended May 31, 2017 compared to the Company's net loss of $1,535,136 for the same period ended May 31, 2016, a decrease of almost 29%. The decrease in net loss is the result of a $ 312,571 gain on the deconsolidation of PNI coupled with an increase in revenues to offset the increase in general business expenses.
Liquidity and Capital Resources
At May 31, 2017, the Company's cash balance was $15,515 and it had a working capital deficit of $3,855,628.  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources including US Mine Corporation which is an affiliated entity. Management believes that the Company's current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. The Company has had negative cash flow from operating activities as it has not yet begun to generate sufficient and consistent revenues to cover its operating expenses.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects and the sale of our agricultural products to continue generating sales revenues but we do not expect revenues from these activities in the near term to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt, advances from outside sources or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

As of the end of the current fiscal quarter, we have not attained profitable operations and are dependent upon obtaining outside financing to pursue any extensive development or production activities. For these reasons our auditors stated in their report on our fiscal year-end audited financial statements that they have substantial doubt we would be able to continue as a going concern.

Financings

As of the end of the quarter our operations have been funded by equity investment and advances from outside parties. All of our equity funding has come from the private placement of our securities while loans have been obtained from related parties.

Debt Financing During the Quarter

None

Issuance of Common Stock During the Quarter

No shares of the Company's common stock were issued during the fiscal quarter ended May 31, 2017.

Contractual Obligations

Tabular Disclosure of Contractual Obligations as of May 31, 2017:
Contractual Obligations
		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,025,000	1,025,000	-0-	-0-	-0-

Mineral Lease Obligations	37,515	7,503	15,006	$15,006	$0

Operating Lease Obligations	0	0	0	$0	$0

Total	$1,062,515	$1,032,503	$15,006	$15,006	$0

Off-Balance Sheet Arrangements

As of the end of the fiscal quarter we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.
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
The Company has incurred a net loss of $155,510 for the three months ended May 31, 2017 and has a total accumulated stockholders' equity deficit of $3,559,963 as of May 31, 2017 compared to an accumulated stockholders' equity deficit of $2,815,080 as of its fiscal year-end of November 30, 2016.

During the quarter ended May 31, 2017 the Company had modest recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development, product marketing and payment of general and administration expenses until significant revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.
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

●
Lack of adequate oversight/approval of transactions with related parties of the Company. The Company intends to adopt new procedures for disbursing funds to officers and affiliates of the Company. In addition, transactions with related parties will be reviewed by the Company's Board of Directors.

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

On April 30, 2016, the Purebase Board of Directors agreed to form a joint venture with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Mr. Ridder incorporated a Delaware corporation called Purebase Networks, Inc. ("PNI") to develop these technologies. However, in November, 2016 Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. During the quarter covered by this Report, PNI completed negotiating a Settlement Agreements with Mr. Ridder and, on March 27, 2017, entered into a Settlement Agreement with Mr. Ridder to resolve his dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder's Settlement Agreement also includes mutual releases from any actions by PNI against Mr. Ridder and by Mr. Ridder against PNI. PNI continues to negotiate a Settlement Agreement with Mr. Wharton which is also expected to include mutual releases from any actions by PNI against Mr. Wharton and by Mr. Wharton against PNI.

During the quarter covered by this Report, on February 21, 2017, the Company was served with a Complaint by its former financial advisor Monarch Bay Securities, LLC, now known as Boustead Securities, LLC.  The Complaint was filed in the Superior Court for Amador County, California (Case # 17-CV-9979) on February 9, 2017 and sought damages for breach of a written and oral contract. On May 12, 2017 the Parties entered into a Settlement Agreement and Mutual Release pursuant to which the Company paid $35,000 to the Plaintiff.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended May 31, 2017, there were no unregistered sales of the Company's securities.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at May 31, 2017. The Note is in default however, the Company continues to have discussions with the Note Holder to extend the Note under the same terms and conditions.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at May 31, 2017.

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

ITEM 5.  OTHER INFORMATION

None.

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

PUREBASE CORPORATION

Dated: July 13, 2017	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: July 13, 2017	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer