Form 10-Q
period 2017-08-31
PureBase Corp
filed 2017-10-10
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

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

Yes ☐     No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of August 31, 2017 was 141,347,173.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2017	November 30, 2016
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$46,851	$555,648
Accounts Receivable, net of allowance for doubtful accounts of $0	51,846	58,897
Prepaid expenses and other assets	7,534	38,182
Total Current Assets	106,231	652,727

Property and Equipment
Property and Equipment	42,103	35,151
Autos and Trucks	25,062	25,061
Accumulated Depreciation	(49,511)	(40,477)
Total Property and Equipment	17,654	19,735

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on Mineral Rights	75,000	75,000
	275,000	275,000
Total Assets	$398,885	$947,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$17,641	$160,467
Accrued Payroll and Related	343,482	479,021
Accrued Interest	136,619	97,993
Other Accrued Liabilities	107,004	80,040
Due to Officer	197,096	170,886
Due to Affiliated Entities	2,164,932	1,249,135
Notes Payable Current	1,025,000	1,025,000
Subscription Liability	0	500,000
Total Current Liabilities	3,991,774	3,762,542

Commitments and contingencies

Purebase Corp. Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized, 141,347,173 shares issued and outstanding	70,943	70,943
Additional paid in capital	2,797,016	2,462,572
Accumulated deficit	(6,460,848)	(5,321,422)
Total Purebase Corp. Stockholders' Equity (Deficit)	(3,592,889)	(2,787,907)
Non-Controlling Interest	0	(27,173)
Total Stockholders' Equity (Deficit)	(3,592,889)	(2,815,080)
Total Liabilities and Stockholders' Deficit	$398,885	$947,462

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS
ENDED AUGUST 31, 2017 AND 2016
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended August 31,	Ended August 31,	Ended August 31,	Ended August 31,
	2017	2016	2017	2016

Revenue	$231,899	12,681	$446,096	14,121

Operating expenses:
General and administrative	$447,221	$865,382	$1,917,371	$2,080,251
Exploration and mining expenses	79,012	9,231	194,636	66,476
Depreciation and amortization	3,011	3,010	9,033	9,031
Total Operating Expense	529,244	877,623	2,121,040	2,155,758

Other Income (Expenses)
Change in value of Derivative Liability	0	166,435	0	60,569
Gain from deconsolidation of Purebase Networks	250,000		562,571
Other Income (Expenses)	12	0	22	13
Interest Expense	(36,613)	(36,841)	(66,784)	(190,779)
Income Tax Expense	0	0	0	1,350
Total Other Income (Expenses)	213,399	129,594	495,809	(128,847)

Net Income (Loss)	$(83,946)	$(735,348)	$(1,179,135)	$(2,270,484)

Less: Net Loss attributable to Non-Controlling Interest	0	(5,468)	(39,709)	(5,468)

Net Loss attributable to Purebase Corp. Stockholders	$(83,946)	$(729,880)	$(1,139,426)	$(2,265,016)

Basic and Diluted Loss Per Share	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	141,347,173	141,008,724	141,347,173	140,950,297

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

	$.001 Par Value Common Stock		Additional	Deficit	Non-Controlling Interest In Purebase	Total Stockholders'
	Shares	Amount	Paid in Capital	Accumulated	Networks	Equity

Balance, November 30, 2016	141,347,173	$70,943	$2,462,572	$(5,321,422)	$(27,173)	$(2,815,080)

Stock based compensation			334,444			334,444

Net Loss				(1,139,426)	(39,709)	(1,179,135)

Deconsolidation of Purebase Networks					66,882	66,882

Balance, August 31, 2017	141,347,173	$70,943	$2,797,016	$(6,460,848)	$-	$(3,592,889)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE NINE MONTHS ENDED AUGUST 31, 2017 AND 2016
(UNAUDITED)

	Nine Months Ended August 31,	Nine Months Ended August 31,
	2017	2016

Operating activities:
Net loss	$(1,179,135)	$(2,270,484)
Add back Net Loss attributable to Non-Controlling Interest	$39,709	$5,468
Net loss attributable to Purebase Corp.	$(1,139,426)	$(2,265,016)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on Deconsolidation of Purebase Networks	(562,571)	0
Depreciation and amortization	9,033	9,031
Stock Based Compensation	334,444	770,745
Excess value of derivative over note payable	0	70,125
Change in value of derivative liability	0	(60,569)
Amortization of loan discount	0	68,764
Non-controlling interest	(39,709)	(5,468)
Effect of changes in:
Accounts Receivable	7,051	0
Prepaid expenses and other current assets	3,142	500
Accounts payable and accrued expenses	867,156	890,645
Net cash used in operating activities	(520,880)	(463,041)

Investing Activities:
Proceeds from sale of interest in Purebase Networks	250,000	0
Effect of deconsolidation of Purebase Networks	(453,561)	0
Purchase Equipment	(6,953)	0
Advances to/from affiliated entities	0	0
Net cash used in investing activities	(210,514)	0

Financing activities:
Interest in Purebase Networks	0	250,000
Proceeds from notes payable	0	145,000
Proceeds from convertible note payable	0	45,000
Advances from related parties	217,000	272,403
Advances to/from officers	5,597	(18,720)
Net cash provided by financing activities	222,597	693,683

Net change in cash	(508,797)	172,440
Cash, beginning of period	555,648	66,269
Cash, end of period	$46,851	$238,709

Supplemental cash flow information:
Interest paid in cash	$0	$0
Income taxes paid in cash	$0	$1,350
Vendors paid by Affiliated Entities	$698,797	$444,764

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

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

On May 6, 2016, the Company and Steve Ridder and John Wharton formed Purebase Networks, Inc., ("PNI") a Delaware corporation. PNI was a joint venture to develop an agricultural technology solution comprised of sensors, proprietary wireless technology, and cloud analytics to assist farmers in monitoring and managing the health of their soils. The Company was initially intended to hold a majority interest in PNI and assist in PNI's management. However, due to certain management disagreements, the Company entered into a final settlement agreement in August, 2017, pursuant to which the Company received $250,000 and its ownership interest in PNI was reduced to zero and the Company no longer provides management assistance to PNI.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (fka. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM"), collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at August 31, 2017 and the consolidated results of operations of the Company for the three and nine months ended August 31, 2017 and 2016 and cash flows for the nine months ended August 31, 2017 and 2016. Operating results for the three and nine months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended November 30, 2016 filed on Form 10-K on April 14, 2017.

Going Concern

The Company incurred a net loss of $1,139,426 for the nine months ended August 31, 2017 and generated negative cash flows from operations. In addition, the Company has generated insignificant revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at August 31, 2017 and November 30, 2016. Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

Revenue is recognized when the product has shipped and the title has transferred to the customer.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

potentially dilutive securities such as outstanding warrants and stock options.  The outstanding warrants and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect. For the quarters ended August 31, 2017 and August 31, 2016 warrants and options to purchase 805,494 and 7,977,494 shares of common stock respectively, have been excluded from the computation of potential dilutive securities.
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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

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

Subscription Liability

At November 30, 2016, $500,000 was recorded as a "subscription liability" on the Company's condensed consolidated balance sheets relating to PNI's lack of sufficient authorized PNI shares to

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

issue to its investors. The subscription liability was removed as the Company now owns no interest in PNI and no longer consolidates PNI's financial statements with those of the Company.

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

The Company has adopted FASB ASC 740-10, "Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three and nine months ended August 31, 2017 and August 31, 2016.  The Company's net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, "Intangibles – Goodwill and Other" and ASC 360, "Property and Equipment". Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the quarters ended August 31, 2017 and August 31, 2016.

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

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

Note 4.  Notes Payable

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at August 31, 2017 and November 30, 2016. The Note is in default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. The Company is in default on this note.

On June 28, 2016, three stockholders assigned their notes and accrued interest from the Company to Arthur Scott Dockter, CEO and a Director of the Company. In return for accepting the assignment of the

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

notes, the Company issued Mr. Dockter a Note in the amount of $122,430, which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% per annum and was due September 7, 2016.   On August 31, 2017, the Company issued a new Note in the amount of $197,096 to Mr. Dockter (replacing the previous Note for $122,430) to consolidate the total amounts due to and assumed by Mr. Dockter. The new Note to Mr. Dockter bears interest at 6% per annum and is due the earlier of the Company closing of bridge financing or January 15, 2018.

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

Legal Matters

Purebase and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014, a Motion to Dismiss was filed on behalf of all Defendants and is pending awaiting determination by the Court. A Hearing on Defendants' Motion to Dismiss was held on April 17, 2015 at which time the Defendants' Motion was denied. In addition, the Plaintiffs were allowed 60 days to amend their Complaint. On June 16, 2015, the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015, the Defendants filed a Motion to Dismiss the Amended Complaint. Oral argument on the Defendants' Motion to Dismiss is scheduled for December 17, 2015. On March 2, 2016, the Court issued its decision regarding Defendant's Motion to Dismiss all claims. The Court dismissed nine (9) of the twelve (12) claims against the Defendants.  The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.  On March 25, 2016, the Plaintiffs filed the Court ordered Second Amended Complaint.  On April 11, 2016 Defendants filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Discovery closed in June, 2017 and a trial date is set for February, 2018. The Company believes that it will prevail in this lawsuit and does not expect the outcome of this case to have a material effect on the Company's financial condition.

On April 30, 2016, the Purebase Board of Directors agreed to form a joint venture with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Messrs. Wharton and Ridder incorporated a Delaware corporation called Purebase Networks,

PUREBASECORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

Inc.("PNI") to develop these technologies. However, in November, 2016 Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Effective March 27, 2017, PNI entered into a Settlement Agreement with Mr. Ridder to resolve the dispute pursuant to which the ownership of PNI by Purebase had been reduced to 10% and Purebase had no further involvement in PNI's management. This settlement resulted in a deconsolidation of PNI from the Purebase financial statements which is discussed in Note 7 below. Mr. Ridder's and Mr. Wharton's Settlement Agreement also includes a mutual release from any actions by PNI against Mr. Ridder and Mr. Wharton and Mr. Ridder and Mr. Wharton against PNI. An Amended and Restated Settlement Agreement was entered into on August 10, 2017 pursuant to which Teralytics Inc. (formerly PNI) repurchased Purebase's remaining interest in Teralytics, Inc. and the Company received $250,000.

On September 21, 2016 the Company's President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017, the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The Company plans to vigorously defend these claims in arbitration, currently scheduled for February 2018. The range of loss could not be determined, but Mr. Vickers' demand for arbitration stated a claim of over $1,000,000.

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

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The cash accounts, at times, may exceed federally insured limits. At August 31, 2017, no account exceeded FDIC insurance limits.

Note 6.  Stockholder's Equity

Authorized Shares

The Company's amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares.  No preferred stock was outstanding at August 31, 2017 and November 30, 2016.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

Warrants and Options Awarded

Warrants Outstanding

During the course of the year ended November 30, 2015, the Company raised capital through the sale of units.  Each unit was comprised of one share of common stock and one warrant. Warrants outstanding at August 31, 2017 were as follows:

Shares	Exercise price	Maturity
243,956	$3.75	October 2017
61,538	$3.25	October 2017

Warrants

The following table summarizes all warrant activity for the nine months ended August 31, 2017:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at November 30, 2016	477,494	$3.42
Granted	0	0
Exercised	0	0
Expired	(172,000)	$3.00
Outstanding at August 31, 2017	305,494	$3.65

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

There were no stock options granted during the three and nine months ended August 31, 2017. Employee stock-based options compensation expenses for the three and nine months ended August 31, 2017 and August 31, 2016 was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended August 31,	Ended August 31,	Ended August 31,	Ended August 31,
	2017	2016	2017	2016

General and Administrative	$51,019	$382,539	$334,444	$770,745

Total	$51,019	$382,539	$334,444	$770,745

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

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

The following is a schedule summarizing employee and non-employee stock option activity for the nine-months ended August 31, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual terms

Outstanding at December 1, 2016	6,500,000	$2.54	0
Granted	0	$0	0
Exercised	0	N/A	0
Expired/Cancelled	(6,000,000)	$2.50	$0
Outstanding 8/31/17	500,000	$3.00	0	8.51 years
Exercisable 8/31/17	300,000	$3.00	0	8.49 years
Expected to vest 8/31/2017	200,000	$3.00	0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company's common stock for each of the respective periods.

As of August 31, 2017, the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $310,545 which is expected to be recognized over approximately 1.53 years.

On June 23, 2016, the Company entered into Stock Option Agreements with John Wharton and Steve Ridder pursuant to which Mr. Ridder and Mr. Wharton were given an option to purchase up to 5,000,000 and 1,000,000 shares, respectively, of Purebase common stock at an option price of $2.50/share.  On March 27, 2017, PNI entered into Settlement Agreements with Mr. Ridder and Mr. Wharton which, among other provisions, included the cancellation of Mr. Ridder's Stock Option Agreement to purchase 5,000,000 shares and Mr. Wharton's Stock Option Agreement to purchase 1,000,000 shares.

Note 7.  Related Party Transactions

Purebase temporarily sublet office space from OPTEC Solutions, LLC, a company partly owned by the Company's former CFO, Amy Clemens, on a month-to-month basis. The Company paid rent totaling $0 and $7,500 for the three and nine months ended August 31, 2017 and 2016, respectively. That arrangement has now come to an end since the Company has relocated its corporate headquarters to Ione, California.  As of November 30, 2016, the Company had an outstanding balance owed to Amy Clemens, the former CFO, of $21,123, for consulting fees, benefits and miscellaneous expenses, and an outstanding balance of $14,478, owed to OPTEC Solutions, LLC, which is included in accounts payable on the

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

condensed consolidated balance sheets. As of August 31, 2017, the balance owed to Amy Clemens was $16,188. The previous balances due to OPTEC Solutions and Amy Clemens have been assumed by A. Scott Dockter and consolidated into the new Note issued on August 31, 2017. (See Note 4 above).

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assumed by A. Scott Dockter. Mr. Dockter is now responsible for the debt due Bayshore and not the Company. The balance remaining due to A. Scott Dockter on August 31, 2017 was $48,456 and has been consolidated into a new Note dated August 31, 2017 with other amounts due and assumed by Mr. Dockter. (See Note 4 above).

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2017.

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company.  Services totaling $44,575 and $0 were rendered by USMC for the three-months ended August 31, 2017 and 2016, respectively. Services totaling $119,542 and $0 were rendered by USMC for the nine months ended August 31, 2017 and 2016, respectively.

During the three-months ended August 31, 2017, USMC paid $98,268 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $30,000. During the nine months ended August 31, 2017, USMC paid $698,797 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $217,000. The balance due to USMC is $1,923,529 and $1,007,732 at August 31, 2017 and November 30, 2016, respectively.

During the year ended November 30, 2016, the Bremer Family Trust whose Trustee, John Bremer, is a major shareholder and Director of the Company, has advanced the Company $216,000 for corporate operating expenses.  As of August 31, 2017, and November 30, 2016, the Company owes the Bremer Family Trust a total of $241,403.

During the year ended November 30, 2015, the Company paid $25,000 to GroWest Corporation, a company owned by John Bremer, who is a Director and major stockholder of the Company, as a deposit on a mine.  The mine purchase subsequently was assumed by John Bremer. See Note 3.

On June 28, 2016, three stockholders assigned their notes from the Company to Arthur Scott Dockter, CEO and a Director of the Company. In return for accepting the assignment of the Notes, the Company issued Mr. Dockter a Note in the amount of $122,430 which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% and was due September 7, 2016. The Note has been consolidated into a new Note dated August 31, 2017 with other amounts due and assumed by Mr. Dockter.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due the earlier of closing of bridge financing or January 15, 2018.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2017

In April, 2016, the Company entered into a joint venture in order to develop proprietary technologies for use in the agricultural markets, primarily to assist farmers in managing their crops. In furtherance of this joint venture, in May, 2016 a Delaware corporation called Purebase Networks, Inc. ("PNI") was formed in order to develop these farming technologies. The Board of Directors consisted of John Wharton, Steve Ridder and Scott Dockter with Mr. Wharton and Mr. Ridder serving as the executive officers. As of February 28, 2017, the Company owned an 82% ownership interest in PNI. In order to fund PNI's technology development, it raised investor funds of $750,000 of which $500,000 was recorded as a subscription liability on PNI's balance sheet. The Company became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. PNI commenced negotiating a Settlement Agreement with Mr. Ridder and Mr. Wharton and entered into Settlement Agreements dated March 27, 2017 with Mr. Ridder and Mr. Wharton to resolve their dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Wharton's Settlement Agreement provided for the cancellation of certain stock options granted to him to purchase 1,000,000 shares of the Company's common stock. Mr. Ridder's Settlement Agreement provided for the cancellation of certain stock options granted to him to purchase 5,000,000 shares of the Company's common stock and stipulates that the ownership of PNI by the Company will be reduced to 10%. This settlement has resulted in a deconsolidation of PNI from the Company's financial statements as of the fiscal quarter ended May 31, 2017.. As a result of this deconsolidation, the Company carried its remaining 10% interest in PNI as an investment in PNI. On August 10, 2017 Mr. Ridder and the Company entered into an Amended and Restated Settlement Agreement pursuant to which Teralytics, Inc. (formerly PNI) repurchased the Company's remaining 10% interest for $250,000.  Due to the elimination of any ownership in Teralytics, Inc. and the absence of any of the Company's officers or Directors serving in similar or any capacity with Teralytics, Inc., the Company will no longer have any ownership interest in or influence over Teralytics, Inc.

On September 21, 2016 the Company's President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017, the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The Company plans to vigorously defend these claims in arbitration, currently scheduled in February 2018.

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

On May 6, 2016, Purebase Corporation and Steve Ridder and John Wharton formed Purebase Networks, Inc., a Delaware corporation for the purpose of developing an Agricultural Technology solution comprised of sensors, proprietary wireless technology, and cloud analytics that assist farmers monitor and manage the health of their soils. Under the Shareholders' Agreement Purebase obtained a 90% dilutable interest in the Company, Messrs. Wharton and Ridder obtained a 10% non-dilutable interest.  However, due to disagreements over management of Purebase Networks, Inc. (now known as Teralytics, Inc.) and pursuant an August 10, 2017 Amended and Restated Settlement Agreement between the Company and Mr. Ridder, as of August 31, 2017, the Company has no further ownership interest in or influence over Teralytics, Inc.

Results of Operation

We have included a discussion and analysis of the Company's current consolidated operations for the three and nine-month period ending August 31, 2017 as compared to the Company's previous consolidated operations for the three and nine-month period ending August 31, 2016.

 Overview

During the current fiscal quarter ended August 31, 2017, the Company generated minimal revenues. Total assets decreased from $947,462 as of November 30, 2016 to $398,885 as of August 31, 2017. Total liabilities increased from $3,762,542 at November 30, 2016 to $3,991,774 at August 31, 2017 reflecting decreases of $212,775 in Accounts Payables & Accruals, increases of $26,210 in amounts Due to Officer, $915,797 in amounts Due to Affiliated Entities and a decrease of $500,000 in Subscription Liability.

Results of Operations for the fiscal quarter ended August 31, 2017 compared to the quarter ended August 31, 2016

The Company's operating results for the three months ended August 31, 2017 and 2016 are summarized as follows:

	Three Months Ended	Three Months Ended
	8/31/17	8/31/16
Revenue	$231,899	$12,681
Operating Expenses	$529,244	$877,623
Net Loss attributable to Purebase Corporation shareholders	$(83,946)	$(729,880)

Revenue
Since inception the Company, its subsidiaries U.S Agricultural Minerals, LLC, and Purebase Agricultural, Inc. have generated only minimal revenue from operations with revenues commencing during the second quarter of FY 2016. Revenues increased significantly during the current fiscal quarter to $231,899 compared to $12,681 for the comparable fiscal quarter last year. The increase is attributable to the increase in the Company's agricultural minerals and supplements in and expansion of the agricultural markets reached by the Company.
Operating Costs and Expenses
Total operating expenses for the Company for the three months ended August 31, 2017 were $529,244 compared to $877,623 of expenses incurred for the same period ended August 31, 2016. This decrease is mainly attributed to a reduction in payroll related expenses offset by an increase in general and administrative expenses attributed to the increase in costs attributable to the sale of products.

Exploration and mining expense for the three months ended August 31, 2017 were $79,012 compared to $9,231 of such expenses incurred during the same period in 2016. The increase in exploration and mining costs is the result of costs attributable to the recovery of mineral resources used in the Company's agricultural products.

General and administrative costs for the Company for the three months ended August 31, 2017 were $447,221 and the general and administrative costs for the same period in 2016 were $865,382. The decrease in general and administrative expenses is mainly attributed to a reduction in payroll related expenses and stock compensation. Included in G&A expenses are professional fees for the fiscal quarter ended August 31, 2017 which were $355,717 compared to professional fees of $212,239 for the same quarter in 2016. The increase in professional fees is attributed to the increase in legal expenses associated with the Company's ongoing legal matters.

The Company's interest expense decreased to $36,613 for the quarter ended August 31, 2017 compared to $36,841 for the same fiscal quarter of 2016.

Net Loss
The Company incurred a net loss of $83,946 for the fiscal quarter ended August 31, 2017 compared to the Company's net loss of $735,348 for the fiscal quarter ended August 31, 2016. The substantial decrease in net loss is attributable to the sale of the Company's remaining 10% interest in Teralytics, Inc. (formerly PNI) for $250,000 and decreases in payroll related expenses, coupled with an increase in revenues.
Results of Operations for the nine-month period ended August 31, 2017 compared to the nine-month period ended August 31, 2016

The Company's operating results for the nine-month period ended August 31, 2017 and 2016 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	8/31/17	8/31/16
Revenue	$446,096	$14,121
Operating Expenses	$2,121,040	$2,155,758
Net Loss attributable to Purebase Corporation shareholders	$(1,139,426)	$(2,265,016)

Revenue
Since inception the Company and its subsidiaries have generated only minimal revenue from operations. Revenues increased significantly during the first nine months of the current fiscal year to $446,096 compared to $14,121 for the comparable nine-month period last fiscal year. The increase is attributable to the increase in agricultural products available for sale in and expansion of, the agricultural markets reached by the Company primarily in the second and third fiscal quarters of 2017.

Operating Costs and Expenses

Total operating expenses for the Company for the nine months ended August 31, 2017 were $2,121,040 compared to $2,155,758 of expenses incurred for the same period ended August 31, 2016.

Exploration and mining expense for the nine months ended August 31, 2017 were $194,636 compared to $66,476 of such expenses incurred during the same period in 2016. The increase in exploration and mining costs is the result of costs associated with the recovery of mineral resources used in the Company's agricultural products.

General and administrative costs for the Company for the nine months ended August 31, 2017 were $1,917,371 and the general and administrative costs of the Company for the same period in 2016 were $2,080,251. The decrease in general and administrative expenses is attributed primarily to a reduction in payroll related expenses.

The Company's interest expense decreased to $66,784 for the nine months ended August 31, 2017 compared to $190,779 for the nine months August 31, 2016. The decrease was due to the conversion of notes to equity.

Net Loss

The Company incurred a net loss of $1,139,426 for the nine-month period ended August 31, 2017 compared to the Company's net loss of $2,265,016 for the nine-month period ended August 31, 2016, a decrease of over 50%. The substantial decrease in net loss is attributable to a $562,571 gain on the deconsolidation of PNI, the repurchase of the Company's remaining 10% interest in Teralytics, Inc. (formerly PNI) for $250,000 and decreases in payroll related expenses, coupled with an increase in revenues.

Liquidity and Capital Resources

At August 31, 2017, the Company's cash balance was $46,851 and it had a working capital deficit of $3,885,543.  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that the Company's current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. The Company has had negative cash flow from operating activities as it has just begun to generate revenues from production and sales of its products.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

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

Going Concern

As of the end of the current fiscal quarter, we have not attained profitable operations and are dependent upon obtaining additional outside financing to pursue any extensive development or production activities. For these reasons, our auditors stated in their report on our fiscal year-end audited financial statements that they have substantial doubt we would be able to continue as a going concern.

Financings

As of the end of the third quarter our operations have been funded by equity investment and debt financing. All debt funding has come from a private placement of our securities or advances from related parties.

Debt Financing During the Quarter

None.

Issuance of Common Stock During the Quarter

None.

Contractual Obligations

Tabular Disclosure of Contractual Obligations as of August 31, 2017:

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

The Company has incurred a net loss of $1,139,426 for the nine months ended August 31, 2017 and has a total accumulated stockholders' equity deficit of $3,592,889 as of August 31, 2017 compared to an accumulated stockholders' equity deficit of $2,815,080 as of its fiscal year-end of November 30, 2016.

During the quarter ended August 31, 2017 the Company had modest revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development, product marketing and payment of general and administration expenses, until sufficient revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

●
Lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions. Currently, the Company's CFO is responsible for all bookkeeping and oversight relating to the Company's financial reports and cash flow. The Company plans to re-allocate some of the CFO's current functions in order to achieve adequate segregation of duties over various accounting and reporting functions.

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
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Purebase Ag and US Agricultural Minerals, LLC ("USAM") along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On June 16, 2015, the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On March 25, 2016, the Plaintiffs filed a Court ordered Second Amended Complaint.  On April 11, 2016 Defendants filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Discovery closed in June, 2017 and a trial date is set for February, 2018. The Defendants plan to continue to vigorously defend the remaining claims in the amended Complaint. The Company believes that it will prevail in this lawsuit and does not expect the outcome of this case to have a material effect on the Company's financial condition.

On April 30, 2016, the Purebase Board of Directors agreed to form a joint venture with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Mr. Ridder incorporated a Delaware corporation called Purebase Networks, Inc. ("PNI") to develop these technologies. However, in November, 2016 Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties and initiated legal proceedings against Mr. Ridder. PNI commenced negotiating a Settlement Agreement with Mr. Ridder and Mr. Wharton and entered into Settlement Agreements dated March 27, 2017 with Mr. Ridder and Mr. Wharton to resolve their dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Wharton's Settlement Agreement provided for the cancellation of certain stock options granted to him to purchase 1,000,000 shares of the Company's common stock. Mr. Ridder's Settlement Agreement provided for the cancellation of certain stock options granted to him to purchase 5,000,000 shares of the Company's common stock and stipulates that the ownership of PNI by the Company will be reduced to 10%. This settlement has resulted in a deconsolidation of PNI from the Company's financial statements as of the fiscal quarter ended May 31, 2017. The amount of net gain recognized by the Company due to the deconsolidation of PNI was $ 312,571. As a result of this deconsolidation, the Company carried its remaining 10% interest in PNI recorded during the six months ended May 31, 2017 as an investment in PNI. On August 10, 2017 Mr. Ridder and the Company entered into an Amended and Restated Settlement Agreement pursuant to which Teralytics, Inc. (formerly PNI) repurchased the Company's remaining 10% interest for $250,000.  Due to the elimination of any ownership in Teralytics, Inc. and the absence of any of the Company's officers or Directors serving in similar or any capacity with Teralytics, Inc., the Company will no longer have any ownership interest in or influence over Teralytics, Inc.

On September 21, 2016 the Company's President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017, the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The range of loss could not be determined, but Mr. Vickers' demand for arbitration stated a claim of over $1,000,000. The Company plans to vigorously defend these claims in arbitration, currently scheduled in February 2018.

ITEM 1A.  RISK FACTORS

As of the end of the fiscal quarter covered by this report, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on April 12, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended August 31, 2017, there were no unregistered sales of the Company's securities.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at August 31, 2017. The Note is in default however, the Company continues to have discussions with the Note Holder to extend the Note under the same terms and conditions.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2017.

On June 28, 2016, three stockholders assigned their notes and accrued interest from the Company to Arthur Scott Dockter, CEO and a Director of the Company. In return for accepting the assignment of the notes, the Company issued Mr. Dockter a Note in the amount of $122,430, which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% per annum and was due September 7, 2016. On August 31, 2017, the Company issued a new Note in the amount of $197,096 to Mr. Dockter (replacing the previous Note for $122,430) to consolidate the total amounts due to and assumed by Mr. Dockter. The new Note to Mr. Dockter bears interest at 6% per annum and is due the earlier of the Company closing of bridge financing or January 15, 2018.

ITEM 4.  MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.

ITEM 5.  OTHER INFORMATION

On August 15, 2017, the Company entered into a Business Development Agreement with Nuvest Ventures, LLC pursuant to which Nuvest will perform a financial analysis of the Company and prepare various financial reports for the Company.

On August 15, 2017, the Company also entered into a Selling Agreement with Rainmaker Securities, LLC, a FINRA registered broker-dealer, pursuant to which Rainmaker will assist in identifying potential accredited investors to raise capital for the Company.
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

PUREBASE CORPORATION

Dated: October 4, 2017	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: October 4, 2017	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer