Form 10-K
period 2017-11-30
PureBase Corp
filed 2018-02-28
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
November 30, 2017	333-188575

PUREBASE CORPORATION

Nevada	27-2060863
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:
8625 State Highway 124
Ione, CA 95640
(209) 257-4331

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

As of May 31, 2017, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on such date was approximately $6,314,233 based on a price of $0.18 per share. (The number of shares traded is insignificant)

As of February 16, 2018, the Registrant had outstanding 141,347,173 shares of common stock.

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

The Company's Business

Purebase is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. In addition, the Company intends to focus on identifying and developing other advanced stage natural resource projects including metals such as gold and copper which show potential to achieve full production. Purebase's business is currently divided into two divisions, "Purebase Agricultural, Inc." to develop agricultural specialized fertilizers, minerals and biostimulants for organic and sustainable agriculture. Purebase Build "SCM"  will be focused on developing construction sector related products such as cements.  Purebase will provide for distribution of those products into each industry related market. In the future, the Company may establish additional divisions or subsidiaries to develop other natural resource projects.

Agricultural Division

The Company's initial focus is on the organic agricultural market sectors. The Company will seek to develop products derived from mineralized materials of Leonardite, Kaolin Clay, Laterite, Potassium Silicate Sulfate and other natural minerals. These important minerals are used in the agricultural industry to protect crops, plants and fruits from the sun, winter damage, provide nutrients to plants, improve dormancy and improve soil ecology with agricultural minerals and soil amendments to help farmers increase the yields of their harvests.

The Company will also seek to develop mineralized materials of pozzolan,  potassium silicate sulfate for agricultural applications. While some of the Company's current properties which it owns or controls contain pozzolan, potassium silicate sulfate, among other minerals, such mineralizations have yet to be quantified and do not represent "proven" or "probable" reserves as defined in Industry Guide 7 of the federal securities regulations.

Purebase will utilize the services of US Mine Corporation ("USMC"), a private company focusing on the development and contract mining of industrial mineral and metal projects throughout North America to perform exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, mine production and mine site reclamation. Exploration services would also include securing necessary permits, environmental compliance and reclamation plans. In addition, a substantial portion of the minerals to be utilized by Purebase will be obtained from properties owned or controlled by USMC of which Scott Dockter, John Bremer and Craig Barto are officers, directors and owners.

We intend to develop innovative solutions that represent an important value-enhancing element for our agricultural customers. We are building a brand family under the parent trade name, "Purebase", consisting of four primary product lines: Purebase Shade Advantage WP, Purebase Potassium Silicate Sulfate Advantage , Purebase Humate Advantage,  and Purebase Soil Advantage.

Purebase Shade Advantage WP is a natural mineral plant protectant that reduces sunburn damage to plant tissue (including fruits and nuts) exposed to UV and infrared radiation.  The protection is achieved through the absorption  and dissipation of ultraviolet and infrared radiation, which protects and reduces the stress on most plants.
The anticipated benefits of this product include:
o	Adheres to plant tissue, fruit and wood bark without the need for surfactants (stickers)
o	Provides protection against sunburn of plant tissue and sun scalding of fruits, nuts and vegetables
o	Designed for application on organic and sustainable crops
o	When sprayed on dormant trees, Shade Advantage WP has the potential of mitigating weather induced dormancy interference

Shade Advantage WP is available in 25 lb. compostable and biodegradable bags.

Purebase Potassium Silicate Sulfate is derived from a proprietary potassium silicate sulfate mineral deposit. It provides many essential minerals, while improving the nutrient uptake  to plants, and improving soil biology. It can be applied to most crops, trees, vines and turf applications. It is available in granular grade and in bulk orders or 2,000 lbs. bags.

Purebase Humate Advantage  is derived from a proprietary deposit of leonardite. The uniquely soluable iron leonardite with high organic matter, carbon and fulvic acid content allows Purebase Humate Advantage to improve soil quality. Products containing humic acids, may increase uptake of micronutrients. It is available in granular grade.

Purebase Soil Advantage is an organic registered granular mineral used to improve soil water holding capacity, beneficial microbial diversity and plant nutritional uptake. Used on vineyards, orchards and row crops such as vegetables and fruits.    Purebase Soil Advantage mitigates water ponding and runoff by reducing soil compactness and increases soil flocculation and mitigates sodium problems and increases water holding capacity. It is available in granular grade bulk or 2,000 lbs. bags.

To date, we have on going distributorship agreements with the Aligned Group, Helena Chemical, Salida Ag to consolidate our marketing strategy focused on the 10 western states. We have also initiated exports of Purebase Soil Advantage to Vietnam, Laos and Cambodia. As part of our on-going research, we have successfully concluded product validation  trials conducted by the Helena Research and Development Center.

During fiscal year 2017 Purebase sold Purebase Shade Advantage and Purebase Soil Advantage to Helena Chemicals, The Aligned Group, Clements Nut Company and Salida Ag. Production and distribution of the Company's agricultural products will be dependent on the Company's ability to extract adequate essential minerals from its existing projects or acquire such minerals from other existing sources. The Company currently obtains its minerals from its own mining property, from USMC properties and its Humate minerals from an existing third party mine. The Company believes these sources will be able to provide sufficient minerals for the Company's current needs.

In April, 2016 the Company entered into a joint venture in order to develop proprietary technologies for use in the agricultural markets, primarily to assist farmers in managing their crops. In furtherance of this joint venture, in May, 2016 a Delaware corporation called Purebase Networks, Inc. ("PNI") was formed by Mr. Ridder in order to develop these farming technologies. The Board of Directors consisted of John Wharton, Steve Ridder and Scott Dockter with Mr. Wharton and Mr. Ridder serving as the executive officers. In November, 2016, the Company became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Subsequent to this action, Mr. Ridder and Mr. Wharton entered into Settlement Agreements with the Company, which, among other things, terminated the joint venture. On March 27, 2017 Mr. Wharton entered into a Settlement Agreement which provided for the cancellation of his option to purchase 1,000,000 shares of the Company's common stock and mutual releases by both the Company and Mr. Wharton from any further liability to each other. On March 27, 2017 Mr. Ridder entered into a Settlement Agreement in which he agreed to cancel his options to purchase 5,000,000 shares of the Company's common stock and mutual releases by the Company and Mr. Ridder from any further liability to each other. In addition, his Settlement Agreement provided for Mr. Ridder to retain 75% ownership of PNI, Mr. Wharton to retain 15% ownership of PNI and the Company to retain 10% ownership of PNI and for Mr. Scott Dockter and Mr. Wharton to resign from the PNI Board leaving Mr. Ridder as the sole officer and Director of PNI. Pursuant to an Amended and Restated Settlement Agreement with Mr. Ridder entered into on August 10, 2017, he repurchased Purebase's remaining 10% interest in PNI for $250,000.

Construction Division

It is estimated that one ton of CO2 is released for every ton of portland cement manufactured.  The negative external byproducts of portland cement production is predominantly carbon dioxide. The impact on the environment from the production of portland cement presents a global concern. As such, increasing environmental regulations will continue to add to the direct costs of concrete building materials composed of portland cement. Pozzolan blended cements have lower CO2 emissions than traditional portland cement. The result is stronger, more durable concrete, better price, and reduced pollution. California is leading the way with legislation such as the California Global Warming Solutions Act of 2006, which requires cement producers to lower emissions or purchase carbon credits for overages of CO2 to 1990 levels by 2020. The responsible response to this problem is the development of supplemental cementitious materials, or "SCMs". Natural occurring pozzolan is the most environmentally neutral SCM available. This presents Purebase with a unique and valuable opportunity as a "clean and green" solution provider of natural pozzolan as a replacement for traditional cement used in all types of construction.

Within the Construction Division, operating as Purebase Build, the Company plans to develop and market a Supplementary Cementitious Material ("SCM"), a solution that may be used in large infrastructure development projects for government, commercial industries and residential buildings.

Research has demonstrated that mix designs with as much as a 50% replacement of portland cement used can be a very desirable substitute product offering reduced pollution residuals. The beneficial effects of Pozzolan in terms of compressive strength, performance and durability are mostly attributed to the pozzolanic reaction in which calcium hydroxide is consumed to produce additional C-S-H and C-A-H reaction products. These pozzolanic reaction products fill in pores and result in a refining of the pore size distribution or pore structure. This results in a lowered permeability of the paste and increased overall strength.

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

Purebase is also developing its Distributor Program to strategically co-market and present our mutual products and services to local governments, industry and end consumers. Our Distributor Program will include the benefits of local product labeling, co-marketing materials and reciprocal sales opportunities. The bottom line is a dynamic, fluid partnership that increases business within the Cement Industry.

In the future, the Company may wish to enter additional product markets which derive from natural resources such as glass, silica chips and solar panels.

Purebase will utilize the mining services of USMC to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to provide mine development and operations services to mining properties located initially in the Western United States and currently in California and Nevada. Purebase intends to engage in the identification, acquisition, development, mining and full-scale exploitation of natural mineral properties in Ione California as its primary focus.

The Company was unable to secure funding during the last fiscal year to fund its proposed development budget for SCM products but hopes to be able to fund further development during FY 2018. The Company will initially rely on outside funding for its development expenses. The need for external financing will be offset by SCM revenues, as and when generated.

Employees

The Company currently has five full-time employees.  Employees include a CEO, a CFO and a Vice President of Agricultural Products Research and Development. We anticipate hiring additional employees during the current year to work the Company's agricultural production operations as our agricultural products development and distribution programs continue to expand. While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to sustain our current product development and production programs. In the meantime, the Company will rely on USMC to provide the Company's mining services. Our employees are not expected to be subject to a labor contract or collective bargaining agreements. We consider our employee relations to be good.

Outside services, relating primarily to agricultural market research and product development, and relating to the development and application of SCMs, as well as other technical matters as may be deemed useful in the product development and branding activities, will be provided by independent contractors.

Industry Overview
Agricultural Industry

Agriculture and agriculture-related industries contributed $992.0 billion to the U.S. gross domestic product (GDP) in 2015, a 5.5% of GDP. The output of America's farms contributed $136.7 billion of this sum- about 1% of GDP. In 2015, 21.4 million full time and part time jobs were related to agriculture and food sectors – about 11 % of the total U.S. employment. Direct on-farm employment accounted for about 2.6 million of these jobs, or 1.4% of U.S. employment. (Source: The US Department of Agriculture, Economic Research Service, Farm Production Expenditures, USDA Certified Organic Survey.)

U.S. land area amounts to nearly 2.3 billion acres, with about 0.9 billion acres dedicated to Agriculture in 2 million farms in 2015 per USDA Agricultural Statistics. Per the 2016 USDA agricultural statistics, the 10 western states, Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington represent 35% of all land dedicated to agriculture with 25% of all farms.

Farm production expenditures in the U.S. are estimated at $346.9 billion for 2016, down from $ 362.8 billion in 2015. In 2016, crop farms expenditures decreased to $ 177.0 billion, down 1.8%. Combined crop inputs (chemicals, fertilizers, and seeds) are $52.8 billion, accounting for 29.8 % of crop farms total expenses. California contributed most to the 2016 United States total expenditures, with expenses of $34.2 billion (9.9%). California expenditures are down 3.8% from the 2015 estimate of $35.5 billion. Iowa, the next leading state, has $26.3 billion in expenses (7.6%) and Texas with $23.9 billion.

Per the USDA Certified Organic Survey of September 2017, of the 5 million acres certified as organic, 2.7 million are for crops in 13,560 farms in the U.S. Organic Agricultural Crops represent $ 4.2 billion. California farms 12.3% of the total U.S. organic crop acreage and produces 50% of the values ($2.2 billion).

Virtually all farms today utilize various fertilizers and/or soil amendments to better utilize water resources and increase crop yields. Purebase agricultural minerals are formulated for organic and sustainable crop farming primarily for the 10 most western states based in California as a launching pad. These products address some of the core problems of twenty first century precision agriculture such as weather induced plant stress, water conservation, soil degradation, all from an ecologically responsible perspective such as minimizing carbon foot print, no waste mining and formulating products that bring strong economic value to farming by substantially lessening the economic burden on producers.

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

Climate change including an increase in drought trends and an increasing population base are exacerbating the problem of adequate food production. Pesticides, GMO crops and irrigation with reclaimed water are some of the current solutions, but this is proving to be toxic to the environment, plant, animal and human health. Purebase intends to promote environmental conservation through the manufacture, sale, and distribution of the highest quality industrial minerals and natural resources in the marketplace. Our plan is to create a high-quality alternative to current GMO limited use soil amendments in the world's markets by offering a high quality water conservation product.

Construction Industry

Concrete is a common building material consisting of water, sand, gravel (i.e. aggregate), and cement. The Economist in June 2013 estimated world cement-makers' annual revenue at $250 billion. The United States is the world's 3rd largest producer of cement. Portland Cement is the most prevalent cementing material in the world.

The USA is the world's 3rd largest producer of Cement. According to the Portland Cement Association (PCA), United States cement consumption in 2016 was 92 million metric tons and forecasts an estimated 94 million metric tons in 2017 and 96 million metric tons in 2018.

Competition

Major competitors in the Purebase agricultural products include:
●	Surround WP. Leading kaolin clay based shade protectant in the industry. Mined and manufactured in Georgia, USA and Novasource, part of the Tessenderlo group.
●
The Andersons Humic Solutions. Leading humic based products mining and manufacturing firm focused in the US Midwest, produces highly competitive organic products. Their products are sold and successfully distributed throughout the US market.

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

We do not foresee any difficulties in the hiring and retention of qualified geologists, exploration personnel or equipment operators in the numbers or at the times desired.

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

With respect to the permits required for our projects mentioned above, we may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we, or our third party suppliers, cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties or those of third party suppliers could be adversely affected. See Item 1A. "Risk Factors" for more information.

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

The Clean Air Act, as amended, mandates the establishment of a Federal air permitting program, identifies a list of hazardous air pollutants, including various metals and pollutants, and establishes new EPA enforcement authority.  The EPA has published final regulations establishing the minimum elements of state operating permit programs.  We will be required to comply with these EPA standards to the extent adopted by the State in which development projects are located.

In addition, developing mining sites requires mitigation of long-term environmental impacts by stabilizing, contouring, re-sloping, and revegetating various portions of a site. While a portion of the required work can be performed concurrently with developing the property, completion of the environmental mitigation occurs once removal of all materials and facilities has been completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies.  The mining developer must insure that all necessary cash deposits and financial resources to cover the estimated costs of such reclamation as required by permit are made.

Any exploration and development of mining projects by the Company will be conducted in substantial compliance with federal and state regulations and be consistent with the need to remediate any environmental impact.

Agricultural Products Certifications

All sales of agricultural products have to be registered in order to be sold, distributed and /or applied in farming operations. Standards for registration are set by and regulated by the USDA (United States Department of Agriculture) at the federal level.  All state agencies must also comply with federal guidelines. There are guidelines for the registration and labelling of the products for agriculture use, some of which are federal, others are State. Our product(s) which are organic must meet several additional qualifications in order to become registered.

In California, for example, the task of regulating the registration processes is carried out by the California Department of Food and Agriculture (CDFA). There are some activities within the regulatory process that are executed by recognized and licensed private entities such as chemical laboratories and certifying laboratories. In some instances, per various international treaties, some of bilateral and some by regional structures (European Union, etc) some governmental and private organizations are recognized and licensed to play particular roles in certifying and/or in the certifying processes.

Currently Purebase has two products fully registered as an organic plant protectant: Purebase Soil Advantage and Purebase Shade Advantage WP. The WP stands for Wettable Powder which means the powder goes into suspension when mixed with water. We have registration certificates for this product in several states including California and Washington. Purebase is currently pursuing US and California registration of its other agricultural products.

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

The Company changed its business focus to its current business of developing industrial and natural resources as a result of a reorganization with Purebase Ag which occurred in December, 2014. Most of the Company's current agricultural business is conducted through its wholly-owned subsidiary Purebase Ag which is a development stage company which commenced its business in 2014. Consequently, the Company and its subsidiaries have only limited operating history and an unproven business strategy and mining properties and production facilities that are currently being developed. Our primary activities to date have been the design of our business plan and identifying and acquiring various natural mineral property rights or leases relating to mining projects which fit our project profile as well as developing agricultural supplements and SCM's. The Company commenced selling its agricultural products during FY 2017.  As such we may not be able to achieve positive cash flows and our lack of operating history makes evaluation of our future business and prospects difficult.  The Company's success is dependent upon the successful development of suitable mineral projects, establishing its mineral production capability and selling its agricultural products. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; the availability and cost of bringing mineral projects into production; the amount of industrial and/or natural resources identified and the market price of and the uses for such minerals. These conditions may have a material adverse effect upon our business operating results and financial condition.

As a relatively new company, Purebase is unable to predict future revenues which makes an evaluation of its business speculative.

The Company and its subsidiaries have generated only limited revenues during FY 2017. Because of the Company's current business focus, lack of operating history and the introduction of its mining development and product strategy, its ability to accurately forecast revenues is very difficult.  Future variables include the development and production of minerals from the Company's mining projects, the market for the natural resources being acquired from third party suppliers, the price of various mineral resources, building its production facilities and establishing a customer base.  To the extent we are unsuccessful in establishing our business strategy and generating revenues through development of our own mining property or through our subsidiaries, Purebase Ag and Purebase Build, we may be unable to appropriately adjust spending in a timely manner to compensate for any revenue shortfall or will have to reduce our operating expenses, causing us to forego potential revenue generating activities, either of which could have a material adverse effect in our business, results of operations and financial condition.

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

The Company is currently relying substantially on capital infusions from a related party, USMC, to fund its ongoing operations. The Company anticipates having to raise significant amounts of capital from other sources to meet its anticipated needs for working capital and other cash requirements for the near term to develop its mining properties, production facilities and uses for its mineral resources.  The Company will attempt to raise such capital through the future issuance of stock or incurring debt. However, there is no assurance that we will be successful in raising sufficient additional capital from third parties and we have no arrangements for future financing with USMC. Consequently, there can be no assurance that current or additional financing will be available to us.  If adequate funds are not available or are not available on acceptable terms, our ability to fund the Company's projects, take advantage of potential acquisition opportunities, develop or enhance the uses of our mineral resources or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on the Company's business and financial condition.

Raising funds through debt or equity financings in the future, would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We expect to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to provide for working capital, carry out mining development and production programs, expand our marketing efforts or to make acquisitions.  Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our Common Stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our Common Stock in connection with an acquisition of the Company.  Incurring additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our Common Stock and would have to be repaid from future cash flow before there would be any return to investors.

Our business will depend on certain key Purebase personnel, the loss of which would adversely affect our chances of success.

The Company's success depends to a significant extent upon the continued service of its senior management, key executives and consultants.  We do not have "key person" life insurance policies on any of our officers or other employees.  The Company currently has employment agreements with its CFO and Vice President. Nevertheless, the loss of the services of these key members of senior management, other key personnel, or our inability to retain high quality subcontractors and production personnel would have a material adverse effect on our business and operating results.

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

The Company's business plan is based on current development costs and current prices of  the natural resources being developed by the Company. However the price of minerals can be very volatile and subject to numerous factors beyond our control including industrial and agricultural demand, inflation, the supply of certain minerals in the market, and the costs of mining, refining and shipping of the minerals. Since the Company will be obtaining the majority of its minerals from third party suppliers, any significant increase in the price of these natural resources will have a materially adverse effect on the results of the Company's operations unless it is able to offset such a price increase by implementing other cost cutting measures or passing such increases on to its customers. While the Company has attempted to secure stable pricing and supply pursuant to its long term agreement with USMC, there is no assurance that the Company will not  incur future price increases or supply shortages of its raw materials.

We have not yet developed our existing mining projects and have not established any Proven or Probable Reserves; dependence on one vendor for most of minerals for products.

The Company and its subsidiary Purebase Ag, have to date identified and acquired an interest in several mineral resource projects. However, the Company has commenced development of only one of these projects. During the past fiscal year, the Company purchased 85% of its minerals from one source, US Mine Corp., a related party to the Company. While the Company and Purebase Ag believe that, based upon available data and the assumptions used and judgments made in interpreting such data, minerals available from US Mine Corp. and/or the properties/interests currently owned by Purebase Ag will yield commercially viable amounts of mineral resources, neither the Company nor Purebase Ag have done the necessary exploration/evaluation to establish any proven or probable reserves. Therefore we are unable to determine the quantity and quality of the mineral resources we may be able to recover. There is significant uncertainty in any resource estimate such that the actual deposits encountered or mineralization validated and the economic viability of mining the deposits may differ materially from our expectations. The Company's inability to obtain its necessary minerals from its own properties or from US Mine Corp. or identify other sources of minerals, would have an adverse effect on the Company's potential revenues from and growth of its business.

We may lose rights to properties if we fail to meet payment requirements or development and/or production schedules.

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

The Company's business strategy is to develop and extract or obtain certain minerals which they believe can have significant commercial applications and value. The Company's business strategy also includes developing new uses and products derived from these mineral resources, such as the use of pozzolan as an ingredient for cement or sulfate and Humate for agricultural uses. There is no assurance that we will be able to identify and/or develop commercially viable uses for the minerals we will be mining or obtaining. In addition, even if we identify and/or develop commercial uses and markets for our minerals, the time and cost of mining or otherwise obtaining, refining, blending and distributing such minerals may exceed our expectations or, when developed, the amount of minerals available may fall significantly short of our expectations thus providing a lower return on investment or a loss to the Company.

We have not yet established sustained and increasing sales from our customer base or distribution system.

During the past year we have prepared and sent samples of our agricultural products to several potential industrial and retail customers and have established a customer base and distribution system for our agricultural products.  However, we are now engaged in promoting sales and marketing in order to increase the sales revenue of our agricultural products to customers and through the distribution system. To date we have not obtained any supply contracts for our minerals and agricultural products and sales increases have been modest. With regard to our SCM products, while we believe our other mineral resources will have significant markets for SCM  and agricultural applications, we have not yet entered into any agreements to purchase our minerals or SCM products nor have we established a distribution system to deliver our minerals and SCM products to customers. Our inability to attract additional customers or to deliver products in a time and cost effective manner would have an adverse effect on our potential revenues from and growth of our business.

Mineral exploration and mining are highly regulated industries.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We will strive to verify that projects currently owned or being considered, are currently operating or can be operated in substantial compliance with all known safety and environmental standards and regulations applicable to such mining properties and activities. We will also seek suppliers and service providers, such as USMC, who we believe are operating in substantial compliance with all safety and environmental standards and regulations applicable to such mining properties and activities. However, there can be no assurance that our compliance efforts regarding our own properties could be challenged or that future changes in federal or state laws, regulations or interpretations thereof will not have a material adverse effect on our ability to establish and sustain mining operations of our own properties or adversely affect the mining properties of our suppliers.

Certain of our current and proposed products will require certifications before being suitable for intended purposes.

Some of our agricultural products and our SCM's will require certain certifications before being suitable for labelling and usage. For example, our SCM must be certified by the ASTM International (American Society for Testing and Materials International) to meet certain strength standards in order to be certified for use in large government projects. Similarly, our agricultural products must be certified under US Department of Agriculture ("USDA")  and CDFA specifications and properly labeled. While the Company as certified two of its agricultural products under USDA and CDFA specifications and  is currently working with various laboratories and agencies to acquire future certifications, there is no assurance as to if or when such certifications will be obtained.

The Auditor's Report states there is substantial uncertainty about the ability of the Company to continue its operations as a going concern.

In their audit report dated February 27, 2018 included in this Form 10-K, the auditors expressed an opinion that substantial doubt exists as to whether the Company can continue as an ongoing business. In addition, the audit report also contained a "going concern" caveat as to the Company's ability to continue as a going concern. We believe that if we do not raise additional capital from outside sources in the near future or if the development of our mining properties or production facilities do not generate revenues as planned, we may be forced to delay the implementation of our business plans or curtail our business operations.

We will face competition in our market space.

At the present time the Company is aware of other companies providing similar minerals and natural resources to those of the Company's.  In addition, other entities not currently offering the minerals or product uses similar to the Company's may enter the industrial and agricultural markets.  The Company's natural resources and products will also have to compete with established minerals (such as fly ash for use in making cement) which are already in commercial and agricultural use. Any such competitors would likely have greater financial, mining production, production facilities, marketing and sales resources than the Company.  Increased competition may result in pricing pressures and the inability to increase market share, which may have an adverse effect on the Company's business, operating results and financial condition.

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
The shares of the Company's common stock issued in the 2014 Reorganization transaction or other private placement transactions as well  as shares held by affiliates, representing approximately 89% of the shares outstanding, have not be registered under the Securities Act or under any state's securities laws for public sale. As a result, these shares are deemed to be "restricted" or "control" shares as defined in Rule 144 under the Securities Act and subject to resale restrictions. Consequently, these shares cannot be freely sold unless registered under the Securities Act of 1933 or sold pursuant to an available exemption under Rule 144. However, since the Company has been previously designated as a "shell company" under the Securities Act, the resale exemption under Rule 144(i) continues to be available only for so long as the Company remains current in all of its reporting requirements. Approximately 20,403,854 shares of the Company's restricted common stock held by non-affiliate stockholders are eligible for resale pursuant to Rule 144 without resale restrictions. The price of the Company's common stock traded on the OTCQB trading market could be adversely affected should a significant number of non-affiliate stockholders choose to sell their shares pursuant to Rule 144.

Inadequate market liquidity may make it difficult to sell our stock.

There is currently a very limited public market for our Common Stock, and we can give no assurance that there will always be such a market nor can we give assurance that the market for our stock will develop sufficiently to create significant market liquidity and stable market prices in the future.  A stockholder may find it difficult or impossible to sell shares of our Common Stock in the public market because of the limited number of potential buyers at any time or because of fluctuations in our market price.  In addition, the shares of our Common Stock are not eligible as a margin security and lending institutions may not accept our Common Stock as collateral for a loan.

We do not anticipate paying any dividends in the foreseeable future, which may reduce the return on your investment in our common stock.

To date, the Company has not paid any cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future.  Payment of future dividends will depend on earnings, our capital requirements, our debt facilities and other factors considered appropriate by our Executive Officers and Directors. There is no assurance that we will, at any time, generate sufficient profits or surplus cash that would be available for distribution as a dividend to the holders of our common stock. Our current plans are to use any profits that we may generate to fund our ongoing operations and future acquisitions. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

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

Mineral Properties/Interests
While our main emphasis is developing and distributing our agricultural products, we may in the future undertake the commercialization of our three mining properties, one of which we own, one of which is leased and one of which we have the right to acquire from a related party. The Company has two Pozzolan projects, one located in Northern California, and the other in Southern California to serve those areas as primary markets for the agricultural and construction sectors. The Company's potassium sulfate project is located in south central Nevada which is close to the central valley markets we expect to serve with our agricultural products. While all of the properties contain mineralized material, all of the Company's properties are exploration stage properties under Industry Guide 7 unless and until "proven or probable reserves" are defined.

Company Right to Acquire Properties

Snow White Mine in San Bernardino County, CA

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. (as "Seller") agreed to sell its fee simple property interest and certain mining claims relating to its Snow White Mine property to US Mine Corp for a purchase price of $650,000. On December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement at which time the Company paid a $50,000 down payment to the Seller. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement and the obligation to pay the remaining $600,000 of the purchase price. There was a delay in the Seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing and the payment of another $25,000 (which was advanced by John Bremer), the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a director of both Purebase and US Mine Corp, acquired the property on or about October 15, 2015 by paying the remaining purchase price balance of $575,000 to the Seller. During the year ended November 30, 2017, US Mine Corp. agreed to offset the $75,000 deposit against money owed to US Mine Corp. Mr. Bremer is holding the property and will transfer title to the Company when the Company reimburses Mr. Bremer for his acquisition expenses.  Mr. Bremer has not restricted the Company from continuing its exploration on the property or access to property in any way. The mining claims require a minimum royalty payment of $3,500 per year.

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

According to reports prepared by the California Journal of Mines and Geology, Vol. No. 49, and the California State Department of Natural Resources Bulletin#174 prepared in 1959, the property was formerly known as the Williams Brothers Quarry and classified as a very large pumicite deposit approximately 70 foot in thickness underlain by Rhyolitic tuffaceous beds and overlain by layers of Perlite and Rhyolite, all minerals which are classified as Aluminum Silicate due to their primary chemical and petrographic constituents. There are no current records of production for the early operation of this mine. The Snow White Mine was previously owned by MATCON, US Mining and Materials Corporation.

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

The Snow White Mine mineral geology and chemical makeup of Pozzolan make it an ideal mineral for use as an SCM. Based upon the methodology of the available geological reports for this project, combined with local knowledge of the site and the application of reasonable volume calculations, the Company believes there is an economically viable, accessible combined ore body of mined pumice, tuff/breccia, perlite, and rhyolite ore within the full 280 acre Snow White Mine property. The fee property and claims location have had no exploratory drilling done by Purebase that identifies proven or probable reserves. However, there is visual and geological evidence to suggest these minerals are present along with information contained within previous state and third party reports. The Company believes this data indicates that mineralized materials do exist which could be economically and legally extracted and produced. The Company does not have a current exploration plan for this property.

Purebase Ag Properties

Placer Mining Claims USMC 1-50

On July 30, 2014 Purebase Ag entered into a Placer Claims Assignment Agreement pursuant to which Scott Dockter and Teresa Dockter assigned their rights to certain Placer Mining Claim Notices filed and recorded with the US Bureau of Land Management (the "BLM") relating to 50 Placer mining claims identified as "USMC" 1" thru "USMC 50" (the "USMC Placer Claims") for which Purebase Ag issued 12,118,000 shares of its common stock to Scott and Teresa Dockter in exchange for these Mining Rights.

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

Long Valley Physical Factors:

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

Federal Mineral Preference Rights Lease in Esmeralda County, NV

On October 6, 2014 Purebase Ag entered into an Assignment of Lease from US Mine Corp. pursuant to which Purebase Ag acquired the rights to a Preference Rights Lease granted by the BLM covering approximately 2,500 acres of land located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada (referred to as the "Esmeralda Project"). In exchange for the Assignment of Lease, Purebase Ag assumed the obligation to pay all future annual lease payments of $7,503 each and to assume all other ongoing fees and expenses relating to the development of the Esmeralda Project.

Contained in the Esmeralda Project's leased property is the mining property known as the "Chimney 1 Potassium/Sulfur Deposit" which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres under a Federal Mineral Preference Right Lease. There are annual minimum royalty and rental payments. The project has an approved Reclamation Plan – Nevada Division of Environmental Protection Permit #0192 – and an approved Plan of Operations, BLM Case Number N65-99-001P. There is a reclamation bond in place in the amount of $47,310.30. The BLM is the bond holder.

The current operation is an open pit mine site which is fully permitted and partially developed. The total allowed disturbed acreage for the existing and approved reclamation plan is 14.45 acres. The site entrance is located approximately 10 miles south of Hwy 95/6 on Hwy 265 on the East side of the Hwy. The mine site location is 3.4 miles of unpaved road from the Hwy. The existing site equipment consists of a 40' storage container, a 8,000 gallon water tank and portable single axel truck scale. Pit development has begun and rectified drawings have been recorded to the existing site disturbance. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

The property is known to contain large amounts of altered volcanic tuff composed of Alunite, K-Alum, Jarosite, Gypsum, Native Sulfur and K-feldspar. The geology of the area around the mine site includes deposits of potassium and sulfur described as being in an elongated dike like or neck like mass of rhyolite having the appearance of being intrusive into gently folded white and red sedimentary rhyolitic tuffs of Tertiary age. Sulfur occurs in this area as irregular seams and blebs in altered Tertiary sedimentary rocks and welded tuffs (Albers and Stewart 1972). The area has been mapped as Tertiary Esperanza Formation. Much of the area is covered with quaternary alluvium partially obscuring the relationships of the underlying rocks. It appears that these fumarolic deposits are related to plutonic outcrops in the area, specifically the Weepah Hills Pluton.

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

In the future, the Company may wish to enter additional product markets which derive from natural resources such as procuring properties containing silica sand and Kaolin clays which could be used to make glass, silica chips and solar panels. The Company may also acquire properties containing humate in order to augment its agricultural soil supplements. However, at the current time, the Company will continue to acquire most of  its raw materials for its agricultural products from USMC and other third party suppliers.

In addition, in the future the Company may expand its natural resources development to include certain metals such as copper, gold, silver, lead and zinc.

ITEM 3.       LEGAL PROCEEDINGS

The Company, Purebase Ag and US Agricultural Minerals, LLC ("USAM") along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady

Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. On March 2, 2016, the Court issued its decision regarding Defendant's Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants and ordered Plaintiffs to further amend their Complaint and add their corporation as a named party.  On March 25, 2016, the Plaintiffs filed the Court ordered Second Amended Complaint.  On April 11, 2016 Defendants in the above entitled matter filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Plaintiffs have filed a Motion to Dismiss the Company's Counter Claims and Motion to Strike Third Party Complaint.  On July 22, 2016, the Court served an Order to Set Hearing for Oral Argument on Plaintiff's Motion to Dismiss. On July 15, 2016 Defendants' counsel filed a Motion to Quash two Subpoenas served on Defendants by the Plaintiffs and on July 18, 2016 Defendants' counsel filed a Motion for Protective Order against the Plaintiffs. On September 28, 2016, a Discovery Referee assigned to the case issued a "Recommendation for Order" on Defendants' Motions. The Motion to Quash has been settled and the Motion for Protective Order remains pending. Discovery closed in June, 2017. The jury trial commenced on February 12, 2018 and following the Plaintiff's presentation of their case, on February 14, 2018 the Judge entered a Directed Verdict in favor of the Defendants. Furthermore, in exchange for the Defendants waiving their cross complaint for damages, Plaintiff's agreed to waive all rights to appeal the verdict.

On September 21, 2016 the Company's President, David Vickers, was terminated by the Company. Subsequent to his termination, Mr. Vickers retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017, the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The arbitration proceeding will be handled by the Judicial Arbitration and Mediation Services, Inc. (JAMS) and is currently midway through the discovery phase. An evidentiary hearing is currently scheduled for May 23, 2018.  The range of loss could not be determined, but Mr. Vickers' demand for arbitration stated a claim of over $1,000,000. The Company plans to vigorously defend these claims in arbitration proceeding.

ITEM 4.       MINE SAFETY DISCLOSURES

The exploration and development of our mining projects will be subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). MSHA's activities include the inspection of mining operations on a regular basis and the issuance of various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of the Mine Improvement and New Emergency Response Act of 2006, MSHA has significantly increased its inspection and enforcement programs.

Purebase, as well as its mining service provider, USMC, as natural resource mining operators, will be required to report certain mine safety violations or other regulatory matters as mandated by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 4 of Regulation S-K. Any such violations or regulatory matters must be disclosed in Exhibit 95 to be included with the Company's Annual Report on Form 10-K.

Since the Company has only conducted limited mining operations, only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company's remaining mining projects have not been inspected by MSHA. The Company or its project operators have not received any citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities during FY 2017.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our Common Stock is approved for quotation on the OTCQB (operated by the OTC Markets Group) where it is traded under the symbol "PUBC".  As of February 16, 2018 the most recent trade of our Common Stock was at $0.10 per share for an insignificant number of shares traded.

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

Company's Common Stock	High	Low

December 1, 2015-February 29, 2016	$4.00	$1.92
March 1, 2016 – May 31, 2016	$2.20	$0.60
June 1, 2016 – August 31, 2016	$2.00	$0.25
September 1, 2016 – November 30, 2016	$0.26	$0.15
December 1, 2016-February 28, 2017	$0.23	$0.15
March 1, 2017 – May 31, 2017	$0.18	$0.02
June 1, 2017 – August 31, 2017	$0.38	$0.15
September 1, 2017 – November 30, 2017	$0.26	$0.10

Stockholders

As of February 1, 2018, there were approximately 77 holders of record of our Common Stock. This amount does not include stockholders whose shares are held in street name or Cede & Co.

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

Transfer Agent
Effective as of August 21, 2017 Purebase's transfer agent for its common stock, TranShare Securities Transfer and Registrar, entered into a Servicing Agreement with Island Stock Transfer pursuant to which Island Stock Transfer commenced providing stock transfer services d/b/a TranShare Corporation. TranShare Corporation's address is 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33760; Phone Number: (303) 662-1112.
Our Common Stock is subject to the "penny stock regulation"

Our common stock is currently deemed to be "penny stock".  Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  Our securities are subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Consequently, the "penny stock rules" may restrict the ability of broker-dealers to buy and sell our securities or may deter broker-dealers from executing transactions in our stock which may have the effect of reducing the level of trading activity of our common stock in the secondary market.

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

Securities Authorized For Issuance Under Equity Compensation Plans
On November 10, 2017 the Company's Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the "Option Plan"). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. Awards will consist if both incentive and non-incentive stock options. The Option Plan has a term of 10 years. The Option Plan is subject to stockholder approval prior to November 10, 2018. The Option Plan is administered by the Compensation Committee of the Board of Directors. As of January 31, 2018, no options had been granted under the Option Plan.
Recent Sales of Unregistered Securities
The Company has previously reported sales of unregistered securities in its Form 10-Q's, 10-K's and Form 8-K's, during the two fiscal years ending November 30, 2015 and November 30, 2016, and for the first three quarters of fiscal year 2017. The Company did not issue any additional shares during the fourth quarter of fiscal year 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the fiscal year ended November 30, 2017.

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

Plan of Operations

The Company intends to engage in the development, distribution and establishment of production facilities for its various agricultural products as its top priority. The Company may also proceed with the identification, acquisition, development, and full-scale exploitation of industrial and natural minerals at its properties or acquire mineral from other suppliers in the United States. The Company is also evaluating other possible mineral resource projects and processing facilities including gold, silver, lead, zinc  and/or copper opportunities.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal years ended November 30, 2016 and November 30, 2017 relating to the operations of the Company and its subsidiaries.

Overview

During the most recently completed fiscal year ended November 30, 2017, the Company generated revenues of $484,706 from the sale of its agricultural products compared to revenues of $177,705 generated in FY 2016. Total assets decreased from $947,462 as of November 30, 2016 to $286,103 as of November 30, 2017. Total liabilities increased from $3,762,542 at November 30, 2016 to $4,318,665 at November 30, 2017 reflecting the continuing increase in the agricultural products production costs occurring during FY 2017.

Results of Operations for the fiscal year ended November 30, 2017 relating to the operations of the Company and its subsidiaries compared to the fiscal year ended November 30, 2016.

The Company's operating results for the fiscal year ended November 30, 2016 and the Company's operating results for the fiscal year ended November 30, 2017 are summarized as follows:

	Year Ended	Year Ended
	11/30/17	11/30/16
Revenue	$484,706	$177,705
Operating Expenses	$2,626,873	$2,732,470
Net Loss	$1,669,271	$2,701,166

Revenue

The Company generated modest revenue from operations totaling $177,705 during FY 2016. These sales were made to customers who acquired our agricultural products primarily for testing purposes. The Company's revenues increased to $484,706 during FY 2017 (a 172% increase) as the Company increased sales of its agricultural products to customers. The Company has expanded its marketing efforts pertaining to its agricultural minerals products.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal year ended November 30, 2017 were $2,626,873 compared to $2,732,470 of expenses incurred by the Company for the fiscal year ended November 30, 2016. This slight decrease is attributed to a decrease of $156,614 in general and administrative expenses partially offset by a $49,465 increase in exploration and mining expenses relating to the Company's agricultural business. Product fulfillment, exploration and mining costs for the fiscal year ended November 30, 2017 were $268,426 compared to $218,961 for the fiscal year ended November 30, 2016, an increase of 22%. The increase in product fulfillment, exploration and mining costs is the result of higher expenses related to the Company's increasing sales of its agricultural products Division.

General and administrative costs for the Company for the fiscal year ended November 30, 2017 were $2,344,855 and for the fiscal year ended November 30, 2016 the expenses incurred by the Company were $2,501, 468. The decrease in general and administrative expenses is partially attributable to the departure of the Company's President in October 2016 and the Company's inhouse counsel in March 2017. Included in the Company's G&A expenses are professional fees for the fiscal year ended November 30, 2017 which were $509,747 and for the period ended November 30, 2016 the expenses incurred were $311,609. The increase in professional fees is attributed to increased legal expenses related to the Company's termination of the joint venture with Purebase Networks and the preparation for trial of the Durand litigation as well as costs associated with the Company's SEC reporting obligations.

Interest expense decreased from $212,823 for the period ended November 30, 2016 to $89,697 for the fiscal year ended November 30, 2017. The decrease was due primarily to the conversion of debt during the 2016 fiscal year.

Net Loss

The Company incurred a net loss of $1,669,271 for the fiscal year ended November 30, 2017 compared to the Company's net loss of $2,701,166 for the period ended November 30, 2016, a decrease of 37%. The decrease in net loss is due primarily to a one-time gain of $562,571from the termination of the joint venture with Purebase Networks coupled with a $123,126 decrease in interest expense and a $307,000 increase in revenues.

Liquidity and Capital Resources

At November 30, 2017, the Company's cash balance was $6,286 and it had a working capital deficit of $4,245,656.  The Company has insufficient cash on hand to pursue its current or long range business plan and the Company will be required to raise additional capital to fund its operations. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon the continued advances from USMC, investments from new or existing investors or loans from existing stockholders and management or outside capital sources. During FY 2017, the Company was primarily reliant for its working capital needs on advances and support from USMC which aggregated $1,248,573 for fiscal year 2017.  Management believes that our current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve-month period. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient revenues from mineral production or product sales.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through additional advances from USMC, the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further development of our current agricultural products business to continue generating increasing revenues during the current fiscal year but do not expect revenues to cover our entire current operating expenses which we anticipate will increase as we implement our business plan. Consequently, we will continue to be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

The consolidated financial statements presented in this annual report have been prepared under the assumption that the Company will continue as a going concern. The Company had a net operating loss of $1,669,271 and $2,701,166 during the fiscal years 2017 and 2016 respectively. The Company had a working capital deficiency of $4,245,656 and $3,109,815 during 2017 and 2016, respectively. The Company did not have sufficient cash at November 30, 2017 to fund normal operations for the next 12 months. The Company has realized modest revenues and its ability to continue as a going concern is dependent on the Company's ability to raise capital to fund its future product development and sales as well as working capital requirements. The Company's plans for the long-term attainment and continuation as a going concern include financing the Company's future operations through outside capital advances from USMC, sales of its common stock, entering into debt or line of credit facilities, generating increasing revenue from the sale of agricultural production and sales activities and the eventual profitable exploitation of its mineral resource properties. There is no assurance that the Company will be able to obtain funds from any of these potential sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lenders and joint venture partners.

Recent Financing Transactions

During the fiscal year ended November 30, 2017 the Company did not issue any additional stock through the private placement of its common stock or as a result of conversion of any notes payable.

Issuance of Common Stock

During FY 2016 the holders of $204,197 of debt converted such debt into 434,074 shares of the Company's common stock.

The Company did not raise additional funds through the issuance of its common stock to raise capital during the fiscal year ended November 30, 2017.

Debt Financing

During FY 2017 a related party of Purebase, USMC, advanced a total of $1,248,572 to Purebase to fund ongoing operations. During FY 2016, USMC advanced a total of $976,466 to Purebase to fund ongoing operations.

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assumed by A. Scott Dockter. Mr. Dockter is now responsible for the debt due Bayshore and not the Company.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due the earlier of closing of bridge financing or January 15, 2018. As of January 15, 2018 this note had not been repaid and is currently in default.

On June 28, 2016, three stockholders assigned their notes and accrued interest from the Company to Arthur Scott Dockter, CEO and a Director of the Company. In return for accepting the assignment of the notes, the Company issued Mr. Dockter a Note in the amount of $122,430, which amount included accumulated interest on the assumed notes.  The Note to Mr. Dockter bears interest at 6% per annum and was due September 7, 2016

In 2017 Mr. Dockter advanced $5,597 to the Company and assumed $20,613 in Company liabilities.

Tabular Disclosure of Contractual Obligations existing as of November 30, 2017:

		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,025,000	$1,025,000	$-0-	$-0-	$-0-

Mineral Lease Obligations	37,515	7,503	15,006	15,006	$-0-

Operating Lease Obligations	-0-	-0-	-0-	$-0-	$-0-

Total	$1,062,515	$1,032,503	$15,006	$15,006	$-0-

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies
Revenue Recognition
Revenue is recognized when the product has shipped, and the title has transferred to the customer.

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

Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals which amounted to $0 at November 30, 2017. However, it is reasonably possible that our best estimates of our ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

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

INDEX TO FINANCIAL STATEMENTS FOR
PUREBASE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Purebase Corporation:

We have audited the accompanying consolidated balance sheets of Purebase Corporation and Subsidiaries as of November 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Purebase Corporation and Subsidiaries as of November 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating losses and negative cash flows from operations during the years ended November 30, 2017 and 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP
Encino, California

February 27, 2018

Purebase Corporation	November 30,	November 30,
Consolidated Balance Sheets	2017	2016

ASSETS

Current assets
Cash	$6,286	$555,648
Accounts Receivable, net of allowance for doubtful accounts of $0	60,888	58,897
Prepaid expenses and other assets	5,835	38,182
Total current assets	73,009	652,727

Property and Equipment
Property and Equipment	42,103	35,151
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(54,070)	(40,477)
Total Property and Equipment	13,094	19,735

Mineral Rights Acquisition Costs	200,000	200,000
Deposit on mineral rights	0	75,000

Total Assets	$286,103	$947,462

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$81,098	$160,467
Accrued Payroll and Related	250,223	479,021
Accrued Interest	152,442	97,993
Other Accrued Liabilities	115,098	80,040
Due to Officer	197,096	170,886
Due to Affiliated Entities	2,497,708	1,249,135
Notes Payable Current	1,025,000	1,025,000
Convertible Notes Payable, Net
Subscription Liability	0	500,000
Total Current Liabilities	4,318,665	3,762,542

Commitments and Contingencies

Stockholders' Equity (Deficit)
Purebase Corp. Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized,	70,943	70,943
141,347,173 shares issued and outstanding
Additional paid in capital	2,847,479	2,462,572
Accumulated deficit	(6,950,984)	(5,321,422)
Total Purebase Corp. Stockholders' Equity (Deficit)	(4,032,562)	(2,787,907)
Non-Controlling Interest	0	(27,173)
Total Stockholders' Equity (Deficit)	(4,032,562)	(2,815,080)

Total Liabilities and Stockholders' Deficit	$286,103	$947,462

Purebase Corporation	For the	For the
Consolidated Statements of Operations	Year Ended	Year Ended
	November 30,	November 30,
	2017	2016

Revenue	$484,706	$177,705

Operating expenses:
General and administrative	2,344,855	2,501,468
Product fulfillment, exploration and mining expenses	268,426	218,961
Depreciation and amortization	13,592	12,041
Total Operating Expense	2,626,873	2,732,470

Other Income (Expenses)
Change in value of Derivative Liability	0	65,061
Gain from deconsolidation of Purebase Networks	562,571	0
Other Income (Expense)	22	14
Interest Expense	(89,697)	(212,823)
Income Tax Expense	0	1,350
Total Other Income (Expenses)	472,896	(146,398)

Net Income (Loss)	$(1,669,271)	$(2,701,166)

Less: Net Loss attributable to Non-Controlling Interest	(39,709)	(76,139)

Net Loss attributable to Purebase Corp. Stockholders	$(1,629,562)	$(2,625,027)

Basic and Diluted Loss Per Share	$(0.01)	$(0.02)

Weighted average common shares
outstanding - basic and diluted	141,347,173	141,042,682

The accompanying notes are an integral part of these financial statements

Purebase Corporation
Consolidated Statement of Stockholders' Equity (Deficit)					Non-Controlling
			Additional		Interest in	Total
	Common Stock		Paid-in	Deficit	Purebase	Stockholders'
	Shares	Amount	Capital	Accumulated	Networks	Equity
Balance, November 30, 2015	140,913,099	$70,509	$1,641,815	$(2,696,395)	$0	$(984,071)

Issuance of units for Converted Debt	434,074	434	203,763			$204,197

Stock based compensation			411,069		4,891	$415,960

Interest in Purebase Networks			205,925		44,075	$250,000

Net loss				(2,625,027)	(76,139)	$(2,701,166)

Balance, November 30, 2016	141,347,173	$70,943	$2,462,572	$(5,321,422)	(27,173)	$(2,815,080)

Stock based compensation			384,907			$384,907

Net loss				(1,629,562)	(39,709)	$(1,669,271)

Deconsolidation of Purebase Networks					66,882	$66,882

Balance, November 30, 2017	141,347,173	$70,943	$2,847,479	$(6,950,984)		$(4,032,562)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED NOVEMBER 30, 2017 AND 2016
(UNAUDITED)

	Year Ended November 30, 2017	Year Ended November 30, 2016
Operating activities:
Net Loss	$(1,669,271)	$(2,701,166)
Add back Net Loss attributable to Non-Controlling Interest	$39,709	$76,139
Net Loss attributable to Purebase Corp.	$(1,629,562)	$(2,625,027)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on Deconsolidation of Purebase Networks	(562,571)	0
Depreciation and amortization	13,592	12,041
Stock Based Compensation	384,907	415,960
Excess value of derivative over note payable	0	70,125
Change in value of derivative liability	0	(65,061)
Amortization of loan discount	0	77,295
Non-controlling interest	(39,709)	(76,139)
Effect of changes in:
Accounts Receivable	(1,991)	(58,897)
Prepaid expenses and other current assets	4,841	(37,682)
Accounts payable and accrued expenses	1,054,048	1,253,484
Net cash used in operating activities	(776,445)	(1,033,901)

Investing Activities:
Proceeds from settlement of Purebase Networks	250,000	0
Purebase Networks cash balance upon deconsolidation	(453,561)	0
Purchase Equipment	(6,953)	0
Net cash provided/(used) in investing activities	(210,514)	0

Financing activities:
Interest in Purebase Networks	0	250,000
Proceeds from Subscription Liability	0	500,000
Proceeds from Convertible notes payable	0	45,000
Proceeds from notes payable	0	145,000
Advances from/(to) officer	5,597	(18,720)
Advances from affiliated entities	432,000	602,000
Net cash provided by financing activities	437,597	1,523,280

Net change in cash	(549,362)	489,379
Cash, beginning of period	555,648	66,269
Cash, end of period	$6,286	$555,648

Supplemental cash flow information:
Income taxes paid in cash	$0	$1,350
Vendors paid by Affiliated Entities	$736,038	$615,465
Assumption of debt by CEO	$20,613	$222,430
Conversion of notes payable	$0	$204,197

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM") and its majority-owned subsidiary Purebase Networks, Inc. (until March 2017), collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the consolidated financial position at November 30, 2017 and November 30, 2016 and the consolidated results of operations and cash flows of the Company for the fiscal years ended November 30, 2017 and November 30, 2016.

Going Concern

The Company incurred a net loss of $1,669,271 for the fiscal year ended November 30, 2017 and generated negative cash flows from operations. In addition the Company has generated modest revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from advances from an affiliate, the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

could result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at November 30, 2017 and 2016. Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

Revenue is recognized when the product has shipped, and the title has transferred to the customer.

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

For the years ended November 30, 2017 and 2016 warrants and options to purchase 500,000 and 6,977,494, respectively, have been excluded from the computation of potential dilutive securities.
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

Property and Equipment	5 years
Autos and trucks	5 years

Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred~~.~~ When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company's accounts are insured by the FDIC but at times may exceed federally insured limits. At November 30, 2017 no accounts exceeded FDIC limits.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Derivative Liability

During the year ended November 30, 2016 the Company's derivative liability was eliminated upon the conversion of all the convertible debt.

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

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the years ended November 30, 2016 and 2017:

Level III
Conversion feature

Balance as of November 30, 2015	$57,366
Issuance convertible note payable	$109,324
Conversion of Notes Payable	$101,629
Reduction in fair value	$(65,061)
Balance as of November 30, 2016	$0
Balance as of November 30, 2017	$0

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

The Company has adopted FASB ASC 740-10, "Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended November 30, 2017 and 2016.  The Company's net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, "Intangibles – Goodwill and Other" and ASC 360, "Property and Equipment". Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the years ended November 30, 2017 and 2016.

Recent Accounting Pronouncements

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

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 201-09, Revenue from Contracts with Customers.  The standard should be adopted concurrently with the adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017.  The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease was granted by the BLM to US Mine Corp. covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

operation which is situated within the 2,500 acres. All rights and obligations under the Preference Rights lease have been assigned to the Company by US Mine Corp. These rights are presented at their cost of $200,000.

This lease requires minimum payments of $7,503 per year to the BLM.

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management ("BLM").  An initial deposit of $50,000 was paid to escrow, and the agreement required the payment of an additional $600,000 at the end of the escrow period.  There was a delay in the seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of another $25,000, the parties agreed to extend the closing.  Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of Purebase, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses. The mining claims require a minimum royalty payment of $3,500 per year. During the year ended November 30, 2017, US Mine Corp. agreed to offset the $75,000 deposit against money owed to US Mine Corp.

NOTE 4.  NOTES PAYABLE

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at November 30, 2017 and November 30, 2016. The Note is in Default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

On July 13, 2015, the Company issued a promissory note in the amount of $100,000 for general working capital needs. Effective February 29, 2016, the $100,000 note due to Bayshore Capital, a shareholder, was assumed by A. Scott Dockter.  Mr. Dockter is responsible for the debt to Bayshore Capital.  This debt reassignment allowed advances to this officer be settled in full.

On September 10, 2015, Purebase issued a promissory note of $54,000 to an unaffiliated third party for general working capital needs.  This note bears interest at 8% per annum with the principal and accrued interest due June 11, 2016.  The note was convertible, at the option of the holder, into shares of common stock.  The conversion price shall be equal to 58% of the average of the lowest 3 out of the 10 closing bid prices prior to conversion.  The Company also has to reserve 6.5 times the number of shares into which the note converts. During the year ended November 30, 2016 the lender converted the balance of the note and accrued interest totaling $56,160 into 117,458 shares of the Company's common stock with conversion prices ranging from $0.319 to $0.9957 per share.

During FY 2016, Purebase Corp. received $45,000 from Crown Bridge Financing ("CBF") for working capital.  The note carries an interest rate of 5% per annum with principal and accrued interest due January 2017.  The note was convertible at the option of the holder into shares of common stock. The conversion price

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

shall be equal to 58% of the lowest trading price of the 20 closing bid prices prior to conversion.  The Company also had to reserve 10 times the number of shares into which the note converts. During the year ended November 30, 2016 CBF converted the balance of the note and accrued interest totaling $46,408 into 316,616 shares of the Company's common stock with conversion prices ranging from $0.116 to $0.232 per share.

On January 21 2016, Inuit Artist Gallery, a shareholder, advanced $20,000 to the Company for bridge financing at 6% per annum.  The note was payable June 21, 2016, or when the Company closes its bridge financing, whichever is sooner.

On February 26, 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2017.

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

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due the earlier of closing of bridge financing or January 15, 2018. As of January 15, 2018 this note had not been repaid and is currently in default.

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
Legal Matters

Purebase and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On September 11, 2014 a Motion to Dismiss was filed on behalf of all Defendants and is pending awaiting determination by the Court. A Hearing on Defendants' Motion to Dismiss was held on April 17,

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2015 at which time the Defendants' Motion was denied. In addition, the Plaintiffs were allowed 60 days to amend their Complaint. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On June 29, 2015 the Defendants filed a Motion to Dismiss the Amended Complaint. Oral argument on the Defendants' Motion to Dismiss is scheduled for December 17, 2015. On March 2, 2016, the Court issued its decision regarding Defendant's Motion to Dismiss all claims.  The Court dismissed nine (9) of the twelve (12) claims against the Defendants.  The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.  On March 25, 2016, the Plaintiffs filed the Court ordered Second Amended Complaint.  On April 11, 2016 Defendants filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Discovery closed in June, 2017. The jury trial commenced on February 12, 2018 and following the Plaintiff's presentation of their case, on February 14, 2018 the Judge entered a Directed Verdict in favor of the Defendants.

On April 30, 2016, the Purebase Board of Directors agreed to form a joint venture with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Messrs. Wharton and Ridder incorporated a Delaware corporation called Purebase Networks, Inc.("PNI") to develop these technologies. Purebase owned a 82% interest in this new company and Scott Dockter was a Director along with Messrs. Wharton and Ridder. In order to fund this farming technology PNI raised approximately $750,000 from investors of which $500,000 was recorded as a subscription liability on November 30, 2016. However, in November, 2016 Purebase became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Subsequent to this action, PNI obtained a Temporary Restraining Order against Mr. Ridder to prevent him from taking any further action relating to PNI's business or corporate funds. In March 2017 PNI entered into a Settlement Agreement with Mr. Ridder to resolve the dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder's Settlement Agreement stipulates that the ownership of PNI by Purebase will be reduced to 10%. This settlement resulted in a deconsolidation of PNI from the Purebase financial statements which is discussed in Note 7 below. Mr. Ridder's and Mr. Wharton's Settlement Agreement also includes a mutual release from any actions by PNI against Mr. Ridder and Mr. Wharton and Mr. Ridder and Mr. Wharton against PNI. An Amended and Restated Settlement Agreement was entered into on August 10, 2017 pursuant to which Teralytics Inc. (formerly PNI) repurchased Purebase's remaining interest in Teralytics, Inc. and the Company received $250,000.

On September 21, 2016 the Company's President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017, the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. It is too early to estimate the likelihood of an unfavorable outcome, however Mr. Vickers' demand for arbitration stated a claim of over $1,000,000. An evidentiary hearing is scheduled for May 23, 2018. The Company plans to vigorously defend these claims in arbitration.

Contractual Matters

On November 1, 2013, Purebase entered into an agreement with US Mine Corp, which performs services relating to product fulfillment and various technical evaluations and mine development services to Purebase with regard to the various mining properties/rights owned by Purebase. Terms of services and compensation will be determined for each project undertaken by US Mine Corp.

Snow White Mine

The Company made payments totaling $75,000 towards the purchase of the Snow White Mine. During the year ended November 30, 2017, US Mine Corp. agreed to offset the $75,000 deposit against money owed to US Mine Corp.  The Company will need to pay Mr. Bremer, a director of both US Mine Corp and Purebase, the additional sum of $650,000 plus expenses, in order to obtain title of this property.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The cash accounts, at times, may exceed federally insured limits.
At November 30, 2017 there were no accounts which exceeded FDIC insurance limits.

NOTE 6.  STOCKHOLDERS' EQUITY

Authorized Shares

The Company's amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares.  No preferred stock was outstanding at November 30, 2017 and 2016.

Warrants and Option Awarded

Warrants

During the course of the year ended November 30, 2015, the Company raised capital through the sale of units.  Each unit was comprised of one share of common stock and one warrant. There were no warrants outstanding at November 30, 2017.

The following table summarizes all warrant activity for the years ended November 30, 2017 and 2016:
	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at November 30, 2015	477,494	$3.42
Granted	0	0
Exercised	0	0
Expired	0	0
Outstanding at November 30, 2016	477,494	$3.42
Granted	0	0
Exercised	0	0
Expired	(477,494)	$3.42
Outstanding at November 30, 2017	0	$0

Stock Options

On November 10, 2017 the Company's Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the "Option Plan"). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. The Company plans to obtain shareholder approval within one year of its establishment. As of November 30, 2017 no options had been granted under the Option Plan.
The Company has also granted options pursuant to employment contracts entered into by the Company and the respective employee during the year ended November 30, 2016.

The estimated weighted average fair values of the options granted during the year ended November 30, 2016 is $1.90 per share. There were no options granted during the year ended November 30, 2017.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model. The Company used the following assumptions to estimate the fair value of stock options issued during the year ended November 30, 2016.

November 30, 2016

Expected volatility	150%
Expected Term	6 years
Dividend Yield	0%
Risk-free interest Rate	0.68%

Employee stock-based options compensation expenses for the years ended November 30, 2017 and 2016 included in general and administrative expense totaled $384,907 and $415,960, respectively.

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

The following is a schedule summarizing employee and non-employee stock option activity for the year ended November 30, 2017.

	Number of Options	Weighted Average Exercise Price		Aggregate Intrinsic Value	Weighted Average Contractual terms

Outstanding at December 1, 2015	0		0	0
Granted	7,500,000		$2.60	0
Exercised	0		N/A	0
Expired/Cancelled	(1,000,000)		$3.00	$0
Outstanding 11/30/16	6,500,000		$2.54	0
Granted	0		$0	0
Exercised	0	$	N/A	0
Expired/Cancelled	(6,000,000)		$2.5	0
Outstanding 11/30/17	500,000		$3.00	0	8.26 years
Exercisable 11/30/2017	300,000		$3.00	0	8.24 years
Expected to vest 11/30/17	200,000		$3.00	0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company's common stock for each of the respective periods.

The aggregate intrinsic value of options outstanding and exercisable was $0 for the years ended November 30, 2017 and 2016.

As of November 30, 2017 the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $260,082 which is expected to be recognized over approximately 1.28 years.

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7.  RELATED PARTY TRANSACTIONS

Purebase temporarily sublet office space from OPTEC Solutions, LLC, a company partly owned by the Company's former CFO, Amy Clemens, on a month-to-month basis. The Company paid rent totaling $0 and $7,500 for the years ended November 30, 2017 and 2016, respectively. That arrangement has now come to an end since the Company has relocated its corporate headquarters to Ione, California.  As of November 30, 2016, the Company had an outstanding balance owed to Amy Clemens, the former CFO, and OPTEC Solutions of $20,613, for consulting fees, benefits and miscellaneous expenses. The previous balances due to OPTEC Solutions and Amy Clemens have been assumed by A. Scott Dockter and consolidated into the new Note issued on August 31, 2017.

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assumed by A. Scott Dockter. Mr. Dockter is now responsible for the debt due Bayshore and not the Company.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2017.

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide Product fulfillment and various technical evaluations and mine development services to the Company.  Services totaling $155,534 and $110,164 were rendered by USMC for the year ended November 30, 2017 and 2016, respectively.

During the year ended November 30, 2017, USMC paid $736,038 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $432,000. The balance due to USMC is $2,497,708 and $1,007,732 at November 30, 2017 and November 30, 2016, respectively. During the year ended November 30, 2017, USMC agreed to offset a $75,000 deposit on a mining property against money owed to USMC.

During the year ended November 30, 2016, the Bremer Family Trust whose Trustee, John Bremer, is a major shareholder and Director of the Company, has advanced the Company $216,000 for corporate operating expenses.  During FY 2017 Mr. Bremer assigned the outstanding amount of $241,403 to USMC. As of November 30, 2017 and November 30, 2016, the Company owed the Bremer Family Trust a total of $0 and $241,403, respectively.

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

Purebase Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In April, 2016, the Company entered into a joint venture in order to develop proprietary technologies for use in the agricultural markets, primarily to assist farmers in managing their crops. In furtherance of this joint venture, in May, 2016 a Delaware corporation called Purebase Networks, Inc. ("PNI") was formed in order to develop these farming technologies. The Board of Directors consisted of John Wharton, Steve Ridder and Scott Dockter with Mr. Wharton and Mr. Ridder serving as the executive officers. As of November 30, 2016, the Company owned an 82% ownership interest in PNI. In order to fund PNI's technology development, it raised investor funds of $750,000 of which $500,000 was recorded as a subscription liability on PNI's balance sheet. The Company became dissatisfied with the management and progress of PNI's business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. PNI commenced negotiating a Settlement Agreement with Mr. Ridder and Mr. Wharton and entered into Settlement Agreements dated March 27, 2017 with Mr. Ridder and Mr. Wharton to resolve their dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Wharton's Settlement Agreement provided for the cancellation of certain stock options granted to him to purchase 1,000,000 shares of the Company's common stock. Mr. Ridder's Settlement Agreement provided for the cancellation of certain stock options granted to him to purchase 5,000,000 shares of the Company's common stock and stipulates that the ownership of PNI by the Company will be reduced to 10%. This settlement has resulted in a deconsolidation of PNI from the Company's financial statements as of the fiscal quarter ended May 31, 2017. On August 10, 2017 Mr. Ridder and the Company entered into an Amended and Restated Settlement Agreement pursuant to which Teralytics, Inc. (formerly PNI) obtained the Company's remaining 10% interest for $250,000.  Due to the elimination of any ownership in Teralytics, Inc. and the absence of any of the Company's officers or Directors serving in similar or any capacity with Teralytics, Inc., the Company will no longer have any ownership interest in or influence over Teralytics, Inc.

NOTE 8.  CONCENTRATIONS

Major Customers

The Company had three major customers that represented 55% and 77% of total sales for the years ended November 30, 2017 and 2016, respectively. Accounts receivable from two customers represented 100% and 98% of total accounts receivable at November 30, 2017 and 2016, respectively.

Major Vendors

For the years ended November 30, 2017 and 2016, purchases from one vendor comprised approximately 85% and 100% of total purchases, respectively. This one vendor was US Mine Corp, a related party to the Company.

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

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the Company's last quarter of the fiscal year ended November 30, 2017.

Management's Annual Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – "Integrated Framework."  Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2017 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

●
Lack of adequate oversight/approval of transactions with related parties of the Company. In order to partially address this issue, the Board consented to appointing its two independent directors, Messrs. Gingerich and Lim, as "Negotiators" to negotiate any transactions on behalf of the Company with affiliated entities or where a conflict of interest may be present. The Company intends to adopt additional procedures for disbursing funds to officers and affiliates of the Company.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Director Since
A. Scott Dockter	61	CEO and Director	9/24/2014
Calvin Lim	60	Director	10/27/2014
John Bremer	68	Director	12/23/2014
John Gingerich	64	Director	9/24/2015
Al Calvanico	58	CFO	3/15/2016

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

John Gingerich was appointed to the Company's Board of Directors on September 24, 2015. Since December, 2002 Mr. Gingerich has been President of Geotechnical Business Solutions Inc. ("GBS") which provides mine and financing consulting services. GBS has its corporate offices in Mississauga, Canada. Commencing in June, 2007 Mr. Gingerich also became President, CEO and Chairman of Advanced Explorations Inc., ("AEI") a junior mining company with executive offices located in Toronto, Canada. On July 8, 2015 AEI filed for bankruptcy protection under the Canadian Bankruptcy and Insolvency Act. Mr. Gingerich left AEI in August, 2016 at which time AEI was seeking to restructure under bankruptcy as debtor-in-possession. Beginning in December 2010 Mr. Gingerich was appointed Chairman of the Board of Bactech Environmental Corp. which provides mine tailings (environmental) cleanup services and, from July, 2015 until February, 2016, he served on the Board of MagIndustries Corporation which is a Potash Mine developer.  He has served 20 years as the Chairman for the Exploration Division of the Canadian Mining and Research Organization (CAMIRO), a mineral industry run and funded research organization. Mr. Gingerich earned a Bachelor Degree in Physics from Simon Fraser University in 1979. Mr. Gingerich is not currently an officer or director of any other reporting company.

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

Other Significant Employees

Robert Hurtado joined the Company as VP Agricultural Products Research & Development in August, 2015 and for a year prior to that, he was a consultant to the Company. His primary duties include identifying minerals that may have agricultural applications, research and development of potential products and developing manufacturing technology to commercially produce such products. Mr. Hurtado has over 35 years of experience in agriculture and has managed large farming operations including sugar cane mills, banana companies, melons, vegetables and energy crops. Mr. Hurtado has occupied positions of Vice President of Product Development, Executive Director, President and CEO in several agricultural companies in Latin America, Europe, and the Western United States.  He has also consulted on agricultural technologies for several companies in California, Arizona, Mexico, The Netherlands, Ecuador and Nicaragua. Mr. Hurtado has been involved in developing and establishing pre and post-harvest organic and sustainable technologies for over two decades. His experience includes applied field research, identifying and establishing new markets in different countries while developing new product lines for specific crop types and environmental conditions.  He is a member of the International Society for Horticultural Science, The Soil Science of America and the American Society of Agronomy. Mr. Hurtado is a graduate of the University of California, Berkeley with degrees in Economics and Development Studies and has conducted several post graduate studies at INCAE Business School, Nicaragua.

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

Audit Committee Functions

The Company established  an Audit Committee on October 21,2016 and is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors and, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. The Audit Committee did not meet during fiscal year ended November 30, 2017.

Compensation and Nominations Committees

The Company established a Compensation Committee on October 21, 2016. Currently, John Gingerich and Calvin Lim are the members of this committee and will be reporting to the Board of Directors, who will then participate in discussions concerning executive officer compensation, issuances of stock options and other compensatory matters. The Compensation Committee met once during the fiscal year ended November 30, 2017.

Stockholder Communication Policy

Stockholders may send communications to the Board or individual members of the Board by writing to them, care of Secretary, Purebase Corporation, 8625 State Highway 124, P.O. Box 757, Ione CA 95640,  who will forward the communication to the intended director or directors, and officers of the Company.  If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality. Examples of ways to submit a confidential communication would be to conspicuously mark "CONFIDENTIAL" on any envelope or package submitted or, if an e-mail communication, request the Director's personal e-mail address to send a communication rather than the Company's general e-mail address.

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

Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, since December 1, 2016, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

Mr. Calvanico (CFO) was required to file a Form 3 by March 25, 2016 but did not file his Form 3 until May 1, 2017. Mr. Calvanico acquired 3,000 shares of the Company's common stock in May, 2017 but did not file a Form 5 reporting such acquisition until February 12, 2018.

Mr. Dockter disposed of shares of the Company's common stock during FY 2016 but did not file a Form  5 reporting such dispositions until May 4, 2017. Mr. Dockter also disposed of shares of the Company's common stock during FY 2017 but did not file a Form 5 reporting such dispositions until January 30, 2018.

Limitation of Liability and Indemnification Matters

The Company's Bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents so long as such person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company. This indemnification includes expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Nevada law as it now exists. Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon authorization of the Board of Directors and receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by the Company as authorized in the Bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Bylaws. Nevada law generally provides that a corporation shall have the power of indemnify persons if they acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company's Board of Directors (excluding any director who was party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Board Meetings and Committees

Our Board of Directors held four meetings during the fiscal year ended November 30, 2017 and acted by unanimous written consent on two occasions. Each director during fiscal year 2017 participated in at least 75% of the aggregate number of the meetings or actions taken in lieu of a meeting of the Board held during fiscal year 2017.

Attendance of Directors at Annual Meetings of Stockholders

The Company has a policy of encouraging, but not requiring, directors to attend the Company's annual meeting of stockholders.

Compensation Paid to Directors

At present we do not pay our Directors any compensation or cost reimbursement for their service as Directors. We have no standard arrangement pursuant to which our Directors are compensated for any services provided as a director or for committee participation or special assignments.  The Company's Directors were not paid any compensation during fiscal years 2017 or 2016 for services as a Director.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's Principal Executive Officers during the fiscal years ended November 30, 2017 and 2016 and each employee who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Scott Dockter (Pres/CEO)	2017 2016	118,462 120,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	118,462 120,000

Al Calvanico (EVP/CFO) (1)	2017 2016	227,051 162,916	-0- -0-	-0- -0-	-0- 607,227(3)	-0- -0-	-0- -0-	-0- -0-	227,051 770,143

Michael Kessler (GenCounsel/ Secretary)(2)	2017 2016	49,813 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	49,813 150,000

Robert Hurtado (VP)	2017 2016	118,462 120,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	118,462 120,000

(1)	Mr. Calvanico was appointed CFO on March 15, 2016.
(2)	Mr. Kessler was terminated on March 6, 2017
(3)	Grant date fair value of stock options to purchase 300,000 shares of the Company's common stock which are subject to vesting over 3 years

The Company intends to pay cash compensation to its officers and consulting fees to entities providing services to the Company and owned by its Directors in the future as determined and approved by the Compensation Committee of the Company's Board of Directors.

Equity Based Compensation

On November 10, 2017 the Company's Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the "Option Plan"). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. Awards will consist if both incentive and non-incentive stock options. The Option Plan has a term of 10 years.  Option Plan is administered by the Compensation Committee of the Board of Directors.  As of November 30, 2017 no options had been granted under the Option Plan.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name & Position	Number of securities underlying unexercised options/ exercisable	Number of securities underlying unexercised options/ un- exercisable	Equity incentive plan awards: Number of securities underlying unexercised/unerned options	Option exercise price ($)	Option Expiration date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares or other rights that have not vested ($)
Al Calvanico (CFO)	200,000	100,000	-0-	3.00	3/14/26	100,000	10,000	-0-	-0-

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

Compensation Philosophy

The Compensation Committee will determine compensation levels and components for Named Executive Officers ("NEOs") to attract, retain, and motivate talent in our competitive market environment while focusing the management team and the Company on the creation of long-term value for stockholders. Positions included as NEOs during FY 2018 include: Principal Executive Officer and the Chief Financial Officer.  Other positions may be added as business conditions warrant. If an NEO is also a Director, such NEO will abstain from participating in or voting on his/her own compensation package.

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

Short-Term Incentive (Bonus)

The Board will strive to grant bonuses to incentivize officers and employees when their job performance warrants such bonuses and the financial condition of the Company permits such incentives to be granted.  Since we have been in business for only a short period of time, the Board will evaluate whether any bonuses are warranted after an evaluation of each fiscal year's performance. No bonuses were awarded during the 2017 or 2016 fiscal years.

Long-Term Incentives (Stock Options)

The Board believes that providing stock and option grants to its officers and directors rewards such individuals for the long-term financial success of the Company and links their rewards to those of our stockholders.

On November 10, 2017 the Company's Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the "Option Plan"). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. Awards will consist if both incentive and non-incentive stock options. The Option Plan has a term of 10 years.

The Company has also granted options pursuant to employment contracts entered into by the Company and the respective employee.

The Board may evaluate and adopt other inventive plans and retirement plans in order to allow its officers and employees to participate in the Company's long-term success.

Benefits

Officers are entitled to participate in all benefits provided to employees of the Company and/or Purebase Ag. At the present time, the Company does not offer such benefits.

Employment Agreements

As of the end of FY 2017, the Company's CFO had an executive employment agreement which has a 3 year term expiring in March, 2019 and Mr. Hurtado had an employment agreement which has a 5 year term expiring in April, 2021.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of December 31, 2017, the ownership of the Company's common stock by its current directors, and its executive officers and all officers and directors as a group, and each person known to be the beneficial owner of more than 5% of the Company's outstanding common stock. To the Company's best knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name of Beneficial Owner	Number of Shares Owned Beneficially	Percent Of Class	Title Of Class
A. Scott Dockter, CEO and Director 3090 Boeing Road Cameron Park, CA 95682	44,064,932	31.2%	Common
John Bremer, Director 10490 Dawson Canyon Road Corona, CA 92883	40,163,000(1)	28.4%	Common
Calvin Lim, Director 6580 Haven Side Drive Sacramento, CA 95831	-0-	0%	Common
John Gingerich, Director 27Wedgewood Drive Woodstock, Ontario Canada	-0-	0%	Common
Al Calvanico CFO 8625 State Highway 124 P.O. Box 757 Ione, CA 95640	203,000(2)	1.4%	Common
All Executive Officers and Directors as a group (5 people)	84, 430,932	60%	Common
Baystreet Capital Corp. Bayshore Capital 136 Turtle Cove Road Turks & Caicos Islands British West Indies	21,338,800(3)	15.1%	Common
Kevin Wright 1 Yonge Street, Suite 1801 Toronto, ON M5E 1W7	12,582,800	8.9%	Common

(1)	Amount includes 57,500 shares held by Mr. Bremer's wife for which he disclaims beneficial ownership.
(2)	Amount includes options to purchase 200,000 shares of the Company's common stock which will have vested and be exercisable as of 3/14/18.
(3)	Todd Gauer is the principal owner of both Baystreet Capital and Bayshore Capital.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

Interest of Management and Others in Certain Transactions

The Company acquired the rights to purchase the Snow White Mine property from US Mine Corp., which is a Nevada corporation of which Scott Dockter and John Bremer are owners and executive officers. On November 24, 2014 US Mine Corp purchased the Snow White property for $650,000. On December 1, 2014 US Mine Corp transferred its right to purchase the Snow White property to the Company at which time the Company paid a down payment of $50,000. John Bremer, a Director and major stockholder of Purebase, advanced an additional $25,000 in order to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer acquired the property on or about October 15, 2015 by paying the remaining purchase price balance of $575,000 to the Seller. During the year ended November 30, 2017, US Mine Corp. agreed to offset the $75,000 deposit against money owed to US Mine Corp. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $650,000 plus expenses.

Purebase entered into a Contract Mining Agreement with US Mine Corp ("USMC) pursuant to which USMC will provide various technical evaluations and mine development services and natural minerals to Purebase. Purebase incurred costs to the Bremer Trust and USMC $155,534 and $110,164 for mining services and mineral resources provided by USMC during the fiscal years ended November 30, 2017 and November 2016, respectively. USMC currently provides approximately 50% of the minerals used by Purebase in its agricultural products. USMC is a company in which the two major stockholders and Directors of Purebase, A. Scott Dockter and John Bremer, own a substantial interest.

During the year ended November 30, 2017, USMC paid $736,038 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $432,000. During the year ended November 30, 2016, USMC paid $479,898 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $386,000 and offset the $75,000 deposit on the Snow White Mine property. The balance due to USMC is $2,497,708 and $1,007,732 at November 30, 2017 and November 30, 2016, respectively.

Purebase temporarily sublet office space from OPTEC Solutions, LLC, a company partly owned by the Company's former CFO, Amy Clemens, on a month-to-month basis. The Company paid rent totaling $0 and $7,500 for the years ended November 30, 2017 and 2016, respectively. That arrangement has now come to an end since the Company has relocated its corporate headquarters to Ione, California.  As of November 30, 2016, the Company had an outstanding balance owed to Amy Clemens, the former CFO, of $21,123, for consulting fees, benefits and miscellaneous expenses, and an outstanding balance of $14,478, owed to OPTEC Solutions, LLC, which is included in accounts payable on the condensed consolidated balance sheets. As of August 31, 2017, the balance owed to Amy Clemens was $16,188. The previous balances due to OPTEC Solutions and Amy Clemens have been assumed by A. Scott Dockter and consolidated into the new Note issued on August 31, 2017. (See Note 4 to the Financial Statements).

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 31, 2017.

Effective February 29, 2016, a $100,000 note due to Bayshore Capital was assumed by A. Scott Dockter. Mr. Dockter is now responsible for the debt due Bayshore and not the Company. The balance remaining due to A. Scott Dockter on August 31, 2017 was $48,456 and has been consolidated into a new Note dated August 31, 2017 with other amounts due and assumed by Mr. Dockter. (See Note 4 to the Financial Statements).

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

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due the earlier of closing of bridge financing or January 15, 2018. As of January 15, 2018 this note had not been repaid and is currently in default.

During the year ended November 30, 2016, the Bremer Family Trust whose Trustee, John Bremer, is a major shareholder and Director of the Company, has advanced the Company $216,000 for corporate operating expenses which bears no interest.  During FY 2017 Mr. Bremer assigned the outstanding amount of $241,403 to USMC. As of November 30, 2017 and November 30, 2016, the Company owed the Bremer Family Trust a total of $0 and $241,403, respectively.

On June 23, 2016 the Company entered into Stock Option Agreements with John Wharton and Steve Ridder (officers of subsidiary Purebase Network, Inc. (PNI)) pursuant to which Mr. Ridder and Mr. Wharton, were given an option to purchase up to 5,000,000 and 1,000,000 shares, respectively, of Purebase common stock at an option price of $2.50/share.  Subsequent to the fiscal year-end, PNI  commenced negotiating a Settlement Agreement with Mr. Wharton and Mr. Ridder and entered into a Settlement Agreement with Mr. Ridder dated March 27, 2017 to resolve the parties' differences. Pursuant to Mr. Ridder's Settlement Agreement, he agreed to cancel his options to purchase 5,000,000 shares of the Company's common stock and mutual releases by PNI and Mr. Ridder from any further liability to each other. In addition, the Settlement Agreement provided for  the Company to retain a 10% ownership of PNI and for Mr. Scott Dockter and Mr. Wharton to resign from the PNI Board leaving Mr. Ridder as the sole officer and Director of PNI. The Company has also negotiated a Settlement Agreement with two PNI investors in which PNI will refund $425,000 of their prior investments in PNI in exchange for releases from any actions by the investors against PNI, Mr. Wharton or Mr. Ridder. An Amended and Restated Settlement Agreement with Mr. Ridder was entered into on August 10, 2017 pursuant to which Teralytics, Inc. (formerly PNI) repurchased Purebase's remaining interest in Teralytics, Inc. and the Company received $250,000. Purebase has no further interest in or involvement with Teralytics, Inc.

Except for the above, during the fiscal years ended November 30, 2017 and November 30, 2016, there have not been, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

●	a Director or Officer of the Company or a company in which such person has a financial interest;
●	any nominee for election as a director;
●	any principal security holder identified in the preceding "Security Ownership of Certain Beneficial Owners and Management" section; or
●	any relative, spouse, or relative of such spouse, of the above referenced persons.

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

Director Independence

As of November 30, 2017, only two of the four Company Directors John Gingerich and Calvin Lim would be deemed "independent" under the applicable NASDAQ definition. While John Bremer, a shareholder and Director of the Company, is not an officer or employee of the Company, he currently serves as a major stockholder and Director of USMC and is a Member-Manager of U S Mine, LLC.  A. Scott Dockter, is the CEO of Purebase and a Director and officer of USMC and a Member-Manager of   U S Agricultural Minerals, LLC. The Company anticipates appointing one or more directors to its Board during the current fiscal year who would be deemed independent directors.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

On October 21, 2016, the Company established its Audit Committee. The Company's Audit Committee duties include reviewing and evaluating the efforts of the Company's independent auditors and the review and authorization of all non-audit fees incurred by the Company.

The Committee has reviewed and discussed with the Company's management the audited consolidated financial statements as of and for the fiscal years ended November 30, 2017 and 2016.

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

Based on the reviews and discussions referred to above the Board has approved the audited financial statements referred to above to be included in the Company's Annual Report on Form 10-K for the periods ended November 30, 2017 and 2016 to be filed with the SEC.

The material contained in this Committee's Report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date of this annual report and irrespective of any general incorporation language in such filing.

Independent Public Accountants

The Company's independent public accountants for the last completed fiscal years ended November 30, 2017 and 2016, were Rose, Snyder & Jacobs LLP.

Principal Accountant's Fees and Services

During the Company's fiscal year ended November 30, 2017 the Company was billed the following aggregate fees by RSJ.

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements included in this Form 10-K,  review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by RSJ to the Company for professional services rendered for the audit of the Company's and its subsidiaries' financial statements for the fiscal year, and for services provided by RSJ in connection with statutory or regulatory filings for the fiscal year, were $86,500 and $80,000 billed by RSJ for the fiscal year ended November 30, 2017 and 2016, respectively.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters. During fiscal years 2017 and 2016, RSJ did not bill for Audit-related Fees.

Tax fees

In fiscal year 2017, $10,000 and fiscal year 2016 $9,500 was paid for professional services rendered for tax, compliance and preparation of our corporate tax returns.

All Other Fees

There are no other fees to disclose.

Auditor Independence

As stated elsewhere in this report, all of the services performed by RSJ for fiscal year 2017 were reviewed and approved by the Company's Audit Committee, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant's independence.

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

Audited financial statements for the Company for the fiscal year ended November 30, 2017 for the Company and the fiscal year ended November 30, 2016 for Purebase, Inc. are included with this annual report.

(b)	Exhibits

Exhibit No.	Description of Exhibit

2.1(3)	Plan and Agreement of Reorganization between Port of Call Online, Inc. and Purebase, Inc. and Certain Stockholders of Purebase, Inc. dated December 23, 2014.
3.1.1(1)	Articles of Incorporation
3.1.2(4)	Certificate of Change to Articles of Incorporation (stock split) effective November 7, 2014
3.1.3(4)	Amendment to the Articles of Incorporation (name change) effective January 12, 2015
3.1.4(5)	Certificate of Change to Articles of Incorporation (stock split) effective June 15, 2015
3.2(1)	Bylaws
10.1(2)	Assignment of Purchase Agreement of Snow White Mine dated December 1, 2014
10.2(3)	Placer Claims Assignment Agreement dated July 30, 2014
10.3(3)	Preference Rights Lease Assignment Agreement dated October 6, 2014
10.4(3)	Plan and Agreement of Reorganization Between Purebase, Inc., US Agricultural Minerals, LLC and the Members of US Agricultural Minerals, LLC dated November 24, 2014
10.5(3)	Contract Mining Agreement dated November 1, 2013
10.6(4)	California State-sponsored Report, 2001, Mineral Land Classification of the Long Valley Pozzolan Deposits, Lassen County, California
10.7(4)	Summary prepared by Matcon Corp. covering the Snow White Mine property
14*	Code of Business Conduct and Ethics
21(4)	Subsidiaries of Purebase Corporation
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

PUREBASE CORP.

Date: February 27, 2018	By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Scott Dockter	Director and	February 27, 2018
A.Scott Dockter	Chief Executive Officer

/s/ Al Calvanico	Secretary and Chief Financial Officer	February 27, 2018
Al Calvanico	(Principal Financial & Accounting Officer)

/s/ Calvin Lim	Director	February 27, 2018
Calvin Lim

/s/ John Bremer	Director	February 27, 2018
John Bremer

/s/ John Gingerich	Director	February 27, 2018
John Gingerich