Form 10-Q
period 2018-02-28
PureBase Corp
filed 2018-04-12
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2018

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

Indicate the number of shares outstanding of the issuer's common stock, as of March 31, 2018 was 141,347,173.

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

Purebase Corporation	February 28,	November 30,
Consolidated Balance Sheets	2018	2017

ASSETS

Current assets
Cash	$41,635	$6,286
Accounts Receivable, net of allowance for doubtful accounts of $0	26,060	60,888
Prepaid expenses and other assets	5,882	5,835
Total current assets	73,577	73,009

Property and Equipment
Property and Equipment	42,103	42,103
Autos and Trucks	25,062	25,061
Accumulated Depreciation	(57,660)	(54,070)
Total Property and Equipment	9,505	13,094

Mineral Rights Acquisition Costs	200,000	200,000
Total Assets	$283,082	$286,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$194,694	$81,098
Accrued Payroll and Related	86,038	250,223
Accrued Interest	168,228	152,442
Other Accrued Liabilities	0	115,098
Note Payable to Officer	197,096	197,096
Due to Affiliated Entities	3,092,656	2,497,708
Notes Payable - Current	1,025,000	1,025,000
Total Current Liabilities	4,763,712	4,318,665

Commitments and Contingencies

Stockholders' Equity (Deficit)
Purebase Corp. Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized, 141,347,173 shares issued and outstanding	70,943	70,943
Additional paid in capital	2,897,388	2,847,479
Accumulated deficit	(7,448,961)	(6,950,984)
Total Stockholders' Equity (Deficit)	(4,480,630)	(4,032,562)

Total Liabilities and Stockholders' Deficit	$283,082	$286,103

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS
ENDED FEBRUARY 28, 2018 AND FEBRUARY 28, 2017
(UNAUDITED)

Purebase Corporation	Three Months	Three Months
Consolidated Statements of Operations	Ended	Ended
	February 28,	February 28,
	2018	2017

Revenue	$124,491	$24,970

Operating expenses:
General and administrative	482,155	908,688
Product fulfillment, exploration and mining expenses	115,315	39,886
Depreciation and amortization	3,590	3,011
Total Operating Expense	601,060	948,585

Other Income (Expenses)
Interest Expense	(21,408)	(16,066)
Total Other Income (Expenses)	(21,408)	(16,066)

Net Income (Loss)	$(497,977)	$(939,681)

Less: Net Loss attributable to Non-Controlling Interest	0	(39,709)

Net Loss attributable to Purebase Corp. Stockholders	$(497,977)	$(899,972)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	141,347,173	141,347,173

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

	$.001 Par Value Common Stock		Additional	Deficit	Non-Controlling Interest In Purebase	Total Stockholders'
	Shares	Amount	Paid in Capital	Accumulated	Networks	Equity

Balance, November 30, 2017	141,347,173	$70,943	$2,847,479	$(6,950,984)	$0	$(4,032,562)

Stock based compensation			49,909			49,909

Net Loss				(497,977)		(497,977)

Balance, February 28, 2018	141,347,173	$70,943	$2,897,388	$(7,448,961)	$0	$(4,480,630)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND FEBRUARY 28, 2017
 (UNAUDITED)

	Three Months Ended February 28, 2018	Three Months Ended February 28, 2017

Operating activities:
Net Loss	$(497,977)	$(939,681)
Add back Net Loss attributable to Non-Controlling Interest	$0	$39,709
Net Loss attributable to Purebase Corp.	$(497,977)	$(899,972)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	3,590	3,011
Stock Based Compensation	49,909	158,855
Non-controlling interest	0	(39,709)
Effect of changes in:
Accounts Receivable	34,021	23,437
Prepaid expenses and other current assets	759	10,676
Accounts payable and accrued expenses	120,047	610,235
Net cash used in operating activities	(289,651)	(133,467)

Financing activities:
Advances from affiliated entity	325,000	70,000
Net cash provided by financing activities	325,000	70,000

Net change in cash	35,349	(63,467)
Cash, beginning of period	6,286	555,648
Cash, end of period	$41,635	$492,181

Supplemental cash flow information:
Interest paid in cash	$0	$0
Income taxes paid in cash	$0	$0
Vendors paid by affiliated entity	$165,857	$279,700

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2018
Note 1.  Nature of Business
Business Overview
Purebase Corporation (the "Company"), was incorporated in the State of Nevada on March 2, 2010 to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014 the Company changed its business focus to an exploration, mining and product marketing company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of the Company is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to contract for mine development and operations services to its mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics and absorbents. The Company's activities are subject to significant risks and uncertainties including its ability to secure additional funding to pursue its operations

The Company is headquartered in Ione, California. The Company's business is divided into wholly-owned and majority-owned subsidiaries which will operate as business divisions whose sole focus is to develop sector related products and to provide for distribution of those products into primarily the agricultural and construction industry sectors.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM") and its majority-owned subsidiary Purebase Networks, Inc.(until March, 2017), collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at February 28, 2018 and the consolidated results of operations and cash flows of the Company for the three months ended February 28, 2018 and February 28, 2017.  Operating results for the three months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending November 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended November 30, 2017 filed on Form 10-K on February 28, 2018.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2018

Going Concern

The Company incurred a net loss of $497,977 for the fiscal quarter ended February 28, 2018 and generated negative cash flows from operations. In addition, the Company has generated only limited revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at February 28, 2018 and February 28, 2017. Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

Revenue is recognized when the product has shipped, and the title has transferred to the customer.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants and stock options.  The outstanding warrants and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect. For the quarters ended February 28, 2018 and February 28, 2017 warrants and options to purchase 500,000 and 6,805,494, respectively, have been excluded from the computation of potential dilutive securities.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2018

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
 FEBRUARY 28, 2018

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

The Company has adopted FASB ASC 740-10, "Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2018

technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three months ended February 28, 2018 and February 28, 2017.  The Company's net operating loss carryforwards are subject to IRS examination until they are fully utilized, and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, "Intangibles – Goodwill and Other" and ASC 360, "Property and Equipment". Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the quarters ended February 28, 2018 and February 28, 2017.

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2018

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

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the BLM covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by Purebase. All rights and obligations under the Preference Rights lease have been assigned to the Company by US Mine Corp, a company owned by the majority stockholders and Directors of the Company, A. Scott Dockter and John Bremer. These rights are presented at their cost of $200,000. This lease requires a payment of $3,000 per year to the BLM.

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

Note 4.  Notes Payable

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2018

principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at February 28, 2018 and November 30, 2017. The Note is in default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

On February 26, 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. As of February 28, 2018, this note had not been repaid and is currently in default.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and was due the earlier of closing of bridge financing or January 15, 2018. As of February 28, 2018, this note had not been repaid and is currently in default, however, the Company is currently negotiating with Mr. Dockter to extend this Note.

Note 5.  Commitments and Contingencies
Mineral Properties
Our mineral rights require various annual lease payments. See Note 3.
Legal Matters

Purebase and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On March 2, 2016, the Court issued its decision regarding Defendant's Motion to Dismiss all claims. The Court dismissed nine (9) of the twelve (12) claims against the Defendants.  The Plaintiffs were ordered to further amend their Complaint and add their corporation as a named party.  On March 25, 2016, the Plaintiffs filed the Court ordered Second Amended Complaint.  On April 11, 2016 Defendants filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Discovery closed in June 2017. The jury trial commenced on February 12, 2018 and following the Plaintiff's presentation of their case, on February 14, 2018 the Judge entered a Directed Verdict in favor of the Defendants.

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2018

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

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The cash accounts, at times, may exceed federally insured limits. At February 28, 2018 there were no accounts which exceeded FDIC insurance limits.

Note 6.  Stockholder's Equity

Authorized Shares

The Company's amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares.  No preferred stock was outstanding at February 28, 2018 and November 30, 2017.

Warrants and Option Awarded

Warrants Outstanding

There were no warrants outstanding as of February 28, 2018.

Stock Options

On November 10, 2017 the Company's Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the "Option Plan"). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. The Company plans to obtain shareholder approval within one year of its establishment. As of February 28, 2018, no options had been granted under the Option Plan.

The Company has also granted options pursuant to employment contracts entered into by the Company and the respective employee.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2018

There were no stock options granted during the three months ended February 28, 2018 or February 28, 2017.

Employee stock-based options compensation expenses for the three-month period ended February 28, 2018 and 2017 included in general and administrative expense totaled $49,909 and $158,855, respectively.

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

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended February 28, 2018:

	Number of Options	Weighted Average Exercise Price		Aggregate Intrinsic Value	Weighted Average Contractual terms

Outstanding at December 1, 2017	500,000		$3.00	$0
Granted	0		$0	0
Exercised	0	$	N/A	0
Expired/Cancelled	0	$	N/A	0
Outstanding 2/28/18	500,000		$3.00	$0	8.02 years
Exercisable 2/28/18	300,000		$3.00	$0	8.0 years
Expected to vest 2/28/18	200,000		$3.00	$0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company's common stock for each of the respective periods.

As of February 28, 2018, the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $210,173 which is expected to be recognized over approximately 1 year.

Note 7.  Related Party Transactions

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide Product fulfillment and various technical evaluations and mine development services to the Company.  Services totaling $104,091 and $17,888 were rendered by USMC for the three-month period ended February 28, 2018 and 2017, respectively.

During the three-month period ended February 28, 2018, USMC paid $165,857 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $325,000. The balance due to USMC is $3,092,656 and $2,497,708 at February 28, 2018 and November 30, 2017, respectively.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 FEBRUARY 28, 2018

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and was due on January 15, 2018. As of February 28, 2018, this Note is in default.  However, the Company is currently negotiating with Mr. Dockter to extend this Note.

Purebase is using office space provided by U S Mine Corp, a company that is owned by the Company's majority stockholders and Directors, A. Scott Dockter and John Bremer.  There is currently no lease between the two Companies for its use of the office space provided.

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

Current Plan of Operations

Purebase Corp. ("the Company, "we" or "us"), and its wholly-owned subsidiary, Purebase Agricultural, Inc. ("Purebase Ag") is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States. The Company is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. The Company's business is currently divided into two divisions, "Purebase Agricultural, Inc." to develop agricultural specialized fertilizers, minerals and bio-stimulants for organic and sustainable agriculture. Purebase Build "SCM" will be focused on developing construction sector related products such as cements.  Purebase will provide for distribution of those products into each industry related market. In addition, the Company intends to focus on identifying and developing other natural resource projects including metals such as copper, gold, silver, lead and zinc which show potential to achieve full production. In the future, the Company may establish additional divisions or subsidiaries to develop these other natural resource projects.

Results of Operation

We have included a discussion and analysis of the Company's current consolidated operations for the quarter ending February 28, 2018 as compared to the Company's previous consolidated operations for the quarter ending February 28, 2017. The results of operations for the first quarter of 2017 and until March 27, 2017, included the consolidated operations of the majority owned subsidiary Purebase Network, Inc.

Overview

During the current fiscal quarter ended February 28, 2018, the Company generated revenue of $124,491. Total assets decreased slightly from $286,103 as of November 30, 2017 to $283,082 as of February 28, 2018. Total liabilities increased from $4,318,665 at November 30, 2017 to $4,763,712 at February 28, 2018 reflecting an increase of $445,047.

Results of Operations for the fiscal quarter ended February 28, 2018 compared to the quarter ended February 28, 2017

The Company's operating results for the quarters ended February 28, 2018 and February 28, 2017 are summarized as follows:

	Quarter Ended	Quarter Ended
	2/28/18	2/28/17

Revenue	$124,491	$24,970
Operating Expenses	$601,060	$948,585
Other Income (Expense)	(21,400)	(16,606)
Net Loss	$497,977	$939,681

Revenue

Since inception the Company, its subsidiary Purebase Agricultural, Inc. have generated only minimal revenue from operations with revenues commencing during the second quarter of FY 2016. Revenues increased significantly during the current fiscal quarter to $124,491 compared to $24,970 for the comparable fiscal quarter last year. The increase is attributable to the increase in the Company's agricultural minerals and supplements and expansion of the agricultural markets reached by the Company.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal quarter ended February 28, 2018 were $601,060 compared to $948,585 of expenses incurred for the fiscal quarter ended February 28, 2017. This decrease is attributed to a significant decrease in general and administrative expenses of $426,533.

General and administrative costs for the Company for the three months ended February 28, 2018 were $482,155 and the general and administrative costs for the same period in 2017 were $908,688. The decrease in general and administrative expenses is attributed to the decreases in expenses incurred due to the decrease in salaries of $150,000 and the deconsolidation of Purebase Networks Inc. in March 2017. Included in G&A expenses are professional fees for the fiscal quarter ended February 28, 2018 which were $200,917 compared to professional fees of $173,940 for the same quarter in 2017. The increase in professional fees is attributed to the increase in legal and accounting expenses due to the legal matters related to the Durand litigation. A decrease in stock based compensation also accounts for the decrease in G&A expenses.

Exploration and mining expense for the three months ended February 28, 2018 were $115,315 compared to $39,886 of such expenses incurred during the same period in 2017. The increase in exploration and mining costs is the result of costs attributable to the increased recovery of mineral resources used in the Company's agricultural products.

The Company's interest expense increased to $21,408 for the quarter ended February 28, 2018 compared to $16,066 for the fiscal quarter ended February 28, 2017. The increase was due to interest incurred on past due federal payroll taxes which were paid during the current quarter.

Net Loss

The Company incurred a net loss of $497,977 for the fiscal quarter ended February 28, 2018 compared to the Company's net loss of $939,681 for the fiscal quarter ended February 28, 2017, a decrease of 47%. The decrease in net loss is the result of a decrease in General & Administrative expenses, coupled with an increase of revenues to offset operating expenses.

Liquidity and Capital Resources

At February 28, 2018, the Company's cash balance was $41,635 and it had a working capital deficit of $4,690,135.  The Company has insufficient cash on hand to pursue its current or long range business plan and the Company will be required to raise additional capital to fund its operations. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon the continued advances from USMC, investments from new or existing investors or loans from existing stockholders and management or outside capital sources. During the three-month period ended February 28, 2018, the Company was primarily reliant for its working capital needs on advances and support from USMC which aggregated $594,948 for the three-month period ended February 28, 2018.  Management believes that our current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve-month period. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient revenues from mineral production or product sales to offset operating expenses.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through additional advances from USMC, the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects and the sale of our agricultural products to continue generating sales revenues, but we do not expect revenues from these activities to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

The consolidated financial statements presented in this quarterly report have been prepared under the assumption that the Company will continue as a going concern. The Company had net operating losses of $497,977 and $939,681 during the first fiscal quarters of 2018 and 2017, respectively. The Company had a working capital deficiency of $4,690,135 at February 28,2018. The Company did not have sufficient cash at February 28, 2018 to fund normal operations for the next 12 months. The Company has realized modest revenues and its ability to continue as a going concern is dependent on the Company's ability to raise capital to fund its future product development and sales as well as working capital requirements. The Company's plans for the long-term attainment and continuation as a going concern include financing the Company's future operations through outside capital advances from USMC, sales of its common stock, entering into debt or line of credit facilities, generating increasing revenue from the sale of agricultural production and sales activities and the eventual profitable exploitation of its mineral resource properties. There is no assurance that the Company will be able to obtain funds from any of these potential sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lenders and joint venture partners.

Financings

During the first quarter of FY 2018 our operations have been funded by short-term loans and advances from affiliates. All of our equity funding has come from the private placement of our securities while loans have been obtained from related parties.

Debt Financing During the Quarter

None.

Issuance of Common Stock During the Quarter

No shares of the Company's common stock were issued during the fiscal quarter ended February 28, 2018.

Contractual Obligations

Tabular Disclosure of Contractual Obligations as of February 28, 2018:

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

The Company has incurred a net loss of $497,977 for the three months ended February 28, 2018 and had a total accumulated deficit of $4,690,135 as of February 28, 2018.

During the quarter ended February 28, 2018 the Company had minimal recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development, product marketing and payment of general and administration expenses until significant revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the Company's last fiscal quarter, and no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation. Other than as noted above under "material weaknesses" there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Purebase Ag and US Agricultural Minerals, LLC ("USAM") along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs are seeking an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants seek to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On March 25, 2016, the Plaintiffs filed a Court ordered Second Amended Complaint.  On April 11, 2016 Defendants filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Discovery will close in June 2017. A jury trial commenced on February 12, 2018 and following the Plaintiff's presentation of their case, on February 14, 2018, the Judge entered a Directed Verdict dismissing the claims against the Defendants. Furthermore, pursuant to a Settlement Agreement and Release, in exchange for the Defendants waiving their cross complaint for damages, Plaintiffs agreed to release all claims against the Defendants and waive all rights to appeal the verdict.

On September 21, 2016 the Company's President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The arbitration proceeding will be handled by the Judicial Arbitration and Mediation Services, Inc. (JAMS) and is currently in the discovery phase. An evidentiary hearing is currently scheduled for May 23, 2018.  The range of loss could not be determined, but Mr. Vickers' demand for arbitration stated a claim of over $1,000,000. The Company plans to vigorously defend these claims in the arbitration proceeding.

ITEM 1A.    RISK FACTORS

As of the end of the quarter, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on February 28, 2018.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended February 28, 2018, there were no unregistered sales of the Company's securities.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The principal and accrued interest balance of the note was $1,154,403 at February 28, 2018. The Note is in default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

On February 26, 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. As of February 28, 2018, this note had not been repaid and is currently in default.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter as of that date. The Note to Mr. Dockter bears interest at 6% and is due the earlier of closing of bridge financing or January 15, 2018. As of February 28, 2018, this note had not been repaid and is currently in default.

ITEM 4.       MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.

ITEM 5.       OTHER INFORMATION

On March 2, 2018 John Gingerich was appointed to the Board of Directors of Purebase Agricultural, Inc. (a wholly-owned subsidiary of the Company) and was appointed CEO of Purebase Agricultural, Inc. replacing Scott Dockter.

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

PUREBASE CORPORATION

Dated: April 10, 2018	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: April 10, 2018	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer