Form 10-Q
period 2018-05-31
PureBase Corp
filed 2018-07-17
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of June 29, 2018 was 141,347,173.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2018	November 30, 2017
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$7,778	$6,286
Accounts Receivable, net of allowance for doubtful accounts of $11,137 and $0, respectively	86,504	60,888
Prepaid expenses and other assets	3,360	5,835
Total Current Assets	97,642	73,009

Property and Equipment
Property and Equipment	42,103	42,103
Autos and Trucks	25,062	25,061
Accumulated Depreciation	(61,250)	(54,070)
Total Property and Equipment	5,915	13,094

Mineral Rights Acquisition Costs	200,000	200,000
Total Assets	$303,557	$286,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$105,877	$81,098
Accrued Payroll and Related	64,371	250,223
Accrued Interest	184,087	152,442
Other Accrued Liabilities	0	115,098
Note Payable to Officer	197,096	197,096
Due to Affiliated Entities	3,417,702	2,497,708
Notes Payable - Current	1,025,000	1,025,000
Total Current Liabilities	4,994,133	4,318,665

Commitments and contingencies

Purebase Corp. Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized, 141,347,173 shares issued and outstanding	70,943	70,943
Additional paid in capital	2,948,407	2,847,479
Accumulated deficit	(7,709,926)	(6,950,984)
Total Stockholders' Equity (Deficit)	(4,690,576)	(4,032,562)
Non-Controlling Interest
Total Liabilities and Stockholders' Deficit	$303,557	$286,103

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS
ENDED MAY 31, 2018 AND 2017
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended May 31,	Ended May 31,	Ended May 31,	Ended May 31,
	2018	2017	2018	2017

Revenue	$180,720	189,227	$305,211	214,197

Operating expenses:
General and administrative	$376,284	$561,462	$858,439	$1,470,150
Product fulfillment, exploration and mining expenses	45,956	78,738	161,271	115,624
Depreciation and amortization	3,590	3,011	7,180	6,022
Total Operating Expense	425,830	643,211	1,026,890	1,591,796

Other Income (Expenses)
Gain from deconsolidation of Purebase Networks	0	312,571	0	312,571
Other Income (Expenses)	0	9	0	9
Interest Expense	(15,855)	(14,106)	(37,263)	(30,171)
Total Other Income (Expenses)	(15,855)	298,474	(37,263)	282,407

Net Income (Loss)	$(260,965)	$(155,510)	$(758,942)	$(1,095,190)

Less: Net Loss attributable to Non-Controlling Interest	0	0	0	(39,709)

Net Loss attributable to Purebase Corp. Stockholders	$(260,965)	$(155,510)	$(758,942)	$(1,055,481)

Basic and Diluted Loss Per Share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	141,347,173	141,347,173	141,347,173	141,347,173

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

	$.001 Par Value Common Stock		Additional	Deficit	Total Stockholders'
	Shares	Amount	Paid in Capital	Accumulated	Equity

Balance, November 30, 2017	141,347,173	$70,943	$2,847,479	$(6,950,984)	$(4,032,562)

Stock based compensation			100,928		100,928

Net Loss				(758,942)	(758,942)

Balance, May 31, 2018	141,347,173	$70,943	$2,948,407	$(7,709,926)	$(4,690,576)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2018 AND 2017
(UNAUDITED)

	Six Months Ended May 31, 2018	Six Months Ended May 31, 2017

Operating activities:
Net loss	$(758,942)	$(1,095,190)
Add back Net Loss attributable to Non-Controlling Interest	$0	$39,709
Net loss attributable to Purebase Corp.	$(758,942)	$(1,055,481)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on Deconsolidation of Purebase Networks	0	(312,571)
Bad debts	11,137	0
Depreciation and amortization	7,180	6,022
Stock Based Compensation	100,928	283,424
Non-controlling interest	0	(39,709)
Effect of changes in:
Accounts Receivable	(36,753)	(55,925)
Prepaid expenses and other current assets	2,474	10,676
Accounts payable and accrued expenses	71,468	896,945
Net cash used in operating activities	(602,508)	(266,619)

Investing Activities:
Effect of deconsolidation of Purebase Networks	0	(453,561)
Purchase Equipment	0	(6,953)
Net cash provided/(used) in investing activities	0	(460,514)

Financing activities:
Advances from related parties	604,000	187,000
Net cash provided by financing activities	604,000	187,000

Net change in cash	1,492	(540,133)
Cash, beginning of period	6,286	555,648
Cash, end of period	$7,778	$15,515

Supplemental cash flow information:
Vendors paid by Affiliated Entities	$168,867	$600,529

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2018

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM") and its majority-owned subsidiary Purebase Networks, Inc.(up to March, 2017), collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at May 31, 2018 and the consolidated results of operations of the Company for the three and six months ended May 31, 2018 and 2017 and cash flows for the six months ended May 31, 2018 and 2017.  Operating results for the three and six months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ended November 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended November 30, 2017 filed on Form 10-K on February 28, 2018.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2018

Going Concern

The Company incurred a net loss of $758,942 for the six months ended May 31, 2018 and generated negative cash flows from operations. In addition, the Company has generated insignificant revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $11,137 and $0 at May 31, 2018 and November 30, 2017, respectively. Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

Revenue is recognized when the product has shipped, and the title has transferred to the customer.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants and stock options.  The outstanding warrants and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect. For the quarters ended May 31, 2018 and May 31, 2017 warrants and options to purchase 500,000 and 805,494 shares of common stock respectively, have been excluded from the computation of potential dilutive securities.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2018
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
 MAY 31, 2018

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2018

The Company has adopted FASB ASC 740-10, "Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three and six months ended May 31, 2018 and May 31, 2017.  The Company's net operating loss carryforwards are subject to IRS examination until they are fully utilized, and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, "Intangibles – Goodwill and Other" and ASC 360, "Property and Equipment". Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the quarters ended May 31, 2018 and May 31, 2017.

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

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MAY 31, 2018

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

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the BLM covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by Purebase. All rights and obligations under the Preference Rights lease have been assigned to the Company by US Mine Corp. These rights are presented at their cost of $200,000.This lease requires a payment of $3,000 per year to the BLM.

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

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MAY 31, 2018

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

In February 26, 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. The Company is in default on this note at May 31, 2018.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due upon demand. As of May 31, 2018, this note had not been repaid.

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2018

On September 21, 2016 the Company's President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. Mr. Vickers has stated a claim of approximately $850,000. The arbitration proceeding is currently scheduled for August, 2018. The Company plans to vigorously defend these claims in arbitration.

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

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The cash accounts, at times, may exceed federally insured limits. At May 31, 2018 no account exceeded FDIC insurance limits.

Note 6.  Stockholder's Equity

Authorized Shares

The Company's amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares.  No preferred stock was outstanding at May 31, 2018 and November 30, 2017.

Warrants and Option Awarded

Warrants Outstanding

There were no warrants outstanding as of May 31, 2018.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 MAY 31, 2018

Stock Options

On November 10, 2017 the Company's Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the "Option Plan"). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. The Company plans to obtain shareholder approval within one year of its establishment. As of May 31, 2018, 200,000 options had been granted under the Option Plan.

The Company has also granted options pursuant to employment contracts entered into by the Company and the respective employee.

There were no stock options granted during the six months ended May 31, 2018.

Employee stock-based options compensation expenses for the three-month period ended May 31, 2018 and 2017 included in general and administrative expense totaled $51,019 and $124,570, respectively. Employee stock-based options compensation expenses for the six-month period ended May 31, 2018 and 2017 included in general and administrative expense totaled $100,928 and $283,424, respectively.

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

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended May 31, 2018:

	Number of Options	Weighted Average Exercise Price		Aggregate Intrinsic Value	Weighted Average Contractual terms

Outstanding at December 1, 2017	500,000		$3.00	$0
Granted	0		$0	0
Exercised	0	$	N/A	0
Expired/Cancelled	0	$	N/A	0
Outstanding 5/31/18	500,000		$3.00	$0	7.76 years
Exercisable 5/31/18	400,000		$3.00	$0	7.76 years
Expected to vest 5/31/18	100,000		$3.00	$0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company's common stock for each of the respective periods.

As of May 31, 2018, the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $159,154 which is expected to be recognized over approximately 1 year.

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MAY 31, 2018

Note 7.  Related Party Transactions

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company.  Services totaling $43,036 and $57,079 were rendered by USMC for the three-months ended May 31, 2018 and 2017, respectively. Services totaling $147,127 and $74,967 were rendered by USMC for the six months ended May 31, 2018 and 2017, respectively.

During the three-months ended May 31, 2018, USMC paid $3,010 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $279,000. During the six months ended May 31, 2018, USMC paid $168,867 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $604,000. The balance due to USMC is $3,417,702 and $2,497,708 at May 31, 2018 and November 30, 2017, respectively.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due upon demand. As of May 31, 2018, this note had not been repaid.

Purebase is using office space provided by U S Mine Corp, a company that is owned by the Company's majority stockholders and Directors, A. Scott Dockter and John Bremer. There is currently no lease between the two companies for its use of the office space provided. The Company is currently using the office space rent-free.

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

Results of Operation

We have included a discussion and analysis of the Company's current consolidated operations for the quarter ending May 31, 2018 as compared to the Company's previous consolidated operations for the quarter ending May 31, 2017 and the six-month period ending May 31, 2018 and 2017.

Overview

During the current fiscal quarter ended May 31, 2018, the Company generated revenue of $180,720. Total assets increased from $286,103 as of November 30, 2017 to $303,557 as of May 31, 2018. Total liabilities increased from $4,318,665 at November 30, 2017 to $4,994,133 at May 31, 2018 reflecting an increase of $675,468.

Results of Operations for the fiscal quarter ended May 31, 2018 compared to the quarter ended May 31, 2017

The Company's operating results for the quarters ended May 31, 2018 and 2017 are summarized as follows:

	Quarter Ended	Quarter Ended
	5/31/18	5/31/17

Revenue	$180,720	$189,227
Operating Expenses	$425,830	$643,211
Other Income (Expense)	$(15,855)	$298,474
Net Loss	$(260,965)	$(155,510)

Revenue

Since inception the Company and its subsidiary Purebase Agricultural, Inc. have generated only minimal revenues from operations with revenues commencing during the second quarter of FY 2016. Revenues decreased slightly during the current fiscal quarter to $180,720 compared to $189,227 for the comparable fiscal quarter last year. The current fiscal quarter's revenue is attributable to the continued sales of agricultural products available for sale in the agricultural markets reached by the Company.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal quarter ended May 31, 2018 were $425,830 compared to $643,211 of expenses incurred for the fiscal quarter ended May 31, 2017. This decrease is attributed to the reduction in general and administrative costs.

Product fulfillment and exploration and mining expense for the three months ended May 31, 2018 were $45,956 compared to $78,738 of such expenses incurred during the same quarter in 2017. The decrease in exploration and mining costs is the result of change to lower volume but higher margin product sales mix.

General and administrative costs for the Company for the three months ended May 31, 2018 were $376,285 and the general and administrative costs for the same period in 2017 were $561,462. The decrease in general and administrative expenses is attributed to a reduction in payroll related expenses and professional fees. Included in G&A expenses are professional fees for the fiscal quarter ended May 31, 2018 which were $50,238 compared to professional fees of $181,777 for the same quarter in 2017. The decrease in professional fees are attributed to a significant reduction in legal expenses as the Company's ongoing legal matters were resolved and a reduction in auditor's fees.

The Company's interest expense increased to $15,855 for the quarter ended May 31, 2018 compared to $14,106 for the same fiscal quarter of 2017. This slight increase was due to the Company entering into agreement with Mr. Dockter for a For Value Received repayment plan in August of 2017.

The Company also recorded a one-time gain of $312,571 which occurred in the quarter ended May 31, 2017 resulting from the deconsolidation of Purebase Networks.

Net Loss

The Company incurred a net loss of $260,965 for the fiscal quarter ended May 31, 2018 compared to the Company's net loss of $155,510 for the fiscal quarter ended May 31, 2017. The increase in net loss is primarily due to the $217,381 decrease in operating expenses during the quarter ended May 31, 2018 offset by the $312,571 gain on the deconsolidation of Purebase Networks reflected in the same quarter of 2017.

Results of Operations for the six-month period ended May 31, 2018 compared to the six-month period ended May 31, 2017

The Company's operating results for the six-month period ended May 31, 2018 and 2017 are summarized as follows:

	Six Months Ended	Six Months Ended
	5/31/18	5/31/17

Revenue	$305,211	$214,197
Operating Expenses	$1,026,890	$1,591,796
Other Income (Expense)	$(37,263)	$282,407
Net Loss	$(758,942)	$(1,095,190)

Revenue

Since inception the Company and its subsidiary Purebase Agricultural, Inc. have generated only minimal revenue from operations. Revenues increased by 42% during the first six months of the current fiscal year to $305,211 compared to $214,197 for the comparable six-month period last year. The increase is attributable to the increase in agricultural products available for sale in and expansion of, the agricultural markets reached by the Company primarily in the first fiscal quarter of 2018.

Operating Costs and Expenses

Total operating expenses for the Company for the six months ended May 31, 2018 were $1,026,890 compared to $1,591,796 of expenses incurred for the same period ended May 31, 2017. This 35% decrease is attributed to a significant decrease in general and administrative expenses offset by a modest increase in exploration and mining expenses.

General and administrative costs for the Company for the six months ended May 31, 2018 were $858,439 while the general and administrative costs of the Company for the same period in 2017 were $1,470,150. The decrease in general and administrative expenses is attributed to the significant decrease in independent contractor fees, payroll reduction, a decrease in professional fees and reduced costs associated with stock based compensation. Included in the G&A expenses are professional fees for the six months ended May 31, 2018 which were $251,155 compared to professional fees of $355,717 for the same period in 2017. The decrease in professional fees are attributed to a significant reduction in legal expenses as the Company's ongoing legal matters were resolved, a reduction in SEC compliance expenses and a reduction in auditor's fees.

Product fulfillment and exploration and mining expense for the six months ended May 31, 2018 were $161,271compared to $115,624 of such expenses incurred during the same period in 2017. The increase in exploration and mining costs is the result of costs attributable to the increased sale of agricultural products.

The Company's interest expense increased to $37,273 for the six months ended May 31, 2018 compared to $30,172 for the six months May 31, 2017. The increase was due to the Company entering into agreement with Mr. Dockter for a For Value Received repayment plan in August of 2017.

The Company also recorded a one-time gain of $312,571 which occurred in the six months ended May 31, 2017 resulting from the deconsolidation of Purebase Networks.

Net Loss

The Company incurred a net loss of $758,942 for the six months ended May 31, 2018 compared to the Company's net loss of $1,095,190 for the same period ended May 31, 2017, a decrease of almost 31%. The decrease in net loss is primarily due to the $564,906 decrease in operating expenses offset by the $312,571 gain on the deconsolidation of Purebase Networks.

Liquidity and Capital Resources

At May 31, 2018, the Company's cash balance was $7,778 and it had a working capital deficit of $4,896,491.  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources including US Mine Corporation which is an affiliated entity. Management believes that the Company's current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. The Company has had negative cash flow from operating activities as it has not yet begun to generate sufficient and consistent revenues to cover its operating expenses.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further exploration and development of our current or future projects and the sale of our agricultural products to continue generating sales revenues, but we do not expect revenues from these activities in the near term to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt, advances from outside sources or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

As of the end of the current fiscal quarter, we have not attained profitable operations and are dependent upon obtaining outside financing to continue our development and production activities. For these reasons our auditors stated in their report on our fiscal year-end audited financial statements that they have substantial doubt we would be able to continue as a going concern.

Financings

As of the end of the quarter our operations have been funded by equity investment and advances from outside parties. All of our equity funding has come from the private placement of our securities while loans have been obtained from related parties.

Debt Financing During the Quarter

None.

Issuance of Common Stock During the Quarter

No shares of the Company's common stock were issued during the fiscal quarter ended May 31, 2018.

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

The Company has incurred a net loss of $260,965 and $758,942 for the three and six months ended May 31, 2018, respectively and has a total accumulated stockholders' equity deficit of $4,690,576 as of May 31, 2018 compared to an accumulated stockholders' equity deficit of $4,032,562 as of its fiscal year-end of November 30, 2017.

During the quarter ended May 31, 2018 the Company had modest recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development, product marketing and payment of general and administration expenses until significant revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

●
Lack of adequate oversight/approval of transactions with related parties of the Company. The Company intends to adopt new procedures for disbursing funds to officers and affiliates of the Company. In addition, significant transactions with related parties will be reviewed by the Company's two disinterested Directors.

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there has been a change in internal controls over financial reporting during the Company's last fiscal quarter which has impacted the Company's internal controls. The Company has hired a full-time accountant/bookkeeper who now handles the financial bookkeeping for the Company's day-to-day operations. This has allowed for the segregation of duties over the Company's accounting and reporting functions which were previously performed exclusively by the Company's CFO. The Company believes this has remedied the previously reported weakness in the Company's internal controls over financial reporting relating to the lack of adequate accounting resources and adequate segregation of accounting duties. Other than as described above, there have been no other significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no other corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Purebase Ag and US Agricultural Minerals, LLC ("USAM") along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs sought an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants sought to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. On June 16, 2015 the Plaintiffs filed an Amended Complaint which, among other things, added the Company as a named Defendant. On March 25, 2016, the Plaintiffs filed a Court ordered Second Amended Complaint.  On April 11, 2016 Defendants filed their Answer to the Second Amended Complaint and filed their Counter Claims against the Plaintiffs. Discovery closed in June 2017. A jury trial commenced on February 12, 2018 and following the Plaintiff's presentation of their case, on February 14, 2018, the Judge entered a Directed Verdict dismissing the claims against the Defendants. Furthermore, pursuant to a Settlement Agreement and Release executed on March 9, 2018, Plaintiffs agreed to release all claims against the Defendants and waive all rights to appeal the verdict in exchange for the Defendants waiving their cross complaint for damages.

On September 21, 2016 the employment agreement with the Company's President, David Vickers, was terminated by the Company. Subsequent to his departure, Mr. Vickers  retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. (JAMS) and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation however the parties were unable to reach a resolution. The arbitration proceeding is currently scheduled for August, 2018.  Mr. Vickers' has stated a claim of approximately $850,000. The Company plans to vigorously defend these claims in the arbitration proceeding.

ITEM 1A.  RISK FACTORS

As of the end of the quarter, there were no changes to our risk factors from those disclosed in our annual report for 2017 on Form 10-K filed with the SEC on February 28, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended May 31, 2018, there were no unregistered sales of the Company's securities.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The principal and accrued interest balance of the note was $1,166,903 at May 31, 2018. The Note is in default however, the Company continues to have discussions with the Note Holder to extend the Note under the same terms and conditions.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The principal and accrued interest balance of the note was $27,248 at May 31, 2018. As of May 31, 2018, this note had not been repaid and is currently in default.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter as of that date. The Note to Mr. Dockter bears interest at 6% and is due the earlier of closing of bridge financing or January 15, 2018. The principal and accrued interest balance of the note was $214,618 at May 31, 2018. As of May 31, 2018, this note had not been repaid.
ITEM 4.  MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.
ITEM 5.  OTHER INFORMATION

On March 2, 2018 John Gingerich was appointed to the Board of Directors of Purebase Agricultural, Inc. ("Purebase Ag," a wholly-owned subsidiary of the Company) and was appointed CEO of Purebase Ag replacing Scott Dockter. On June 12, 2018 the Board of Directors of Purebase Ag re-appointed Scott Dockter as President/CEO of Purebase Ag in order to better integrate the business of Purebase Ag with that of the Company's business. Also, as of June 12, 2018, Mr. Gingerich resigned as a Director of Purebase Ag.

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this report:

10.8	2017 Purebase Corporation Stock Option Plan

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

Dated: July 16, 2018	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: July 16, 2018	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer