Form 10-Q
period 2018-08-31
PureBase Corp
filed 2018-10-11
CIK 1575858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2018

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
Yes ☐    No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of August 31, 2018 was 141,347,173.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PUREBASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	August 31, 2018	November 30, 2017
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$106,168	$6,286
Accounts Receivable, net of allowance for doubtful accounts of $11,137 and $0, respectively	28,063	60,888
Prepaid expenses and other assets	5,111	5,835
Total Current Assets	139,342	73,009

Property and Equipment
Property and Equipment	42,103	42,103
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(63,497)	(54,070)
Total Property and Equipment	3,667	13,094

Mineral Rights Acquisition Costs	200,000	200,000
Total Assets	$343,009	$286,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$105,327	$81,098
Accrued Payroll and Related	59,323	250,223
Accrued Interest	199,946	152,442
Other Accrued Liabilities	0	115,098
Due to Officer	177,096	197,096
Due to Affiliated Entities	3,521,852	2,497,708
Notes Payable Current	1,025,000	1,025,000
Total Current Liabilities	5,088,544	4,318,665

Commitments and contingencies

Purebase Corp. Stockholders' Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized, 141,347,173 shares issued and outstanding	70,943	70,943
Additional paid in capital	2,999,425	2,847,479
Accumulated deficit	(7,815,903)	(6,950,984)
Total Stockholders' Equity (Deficit)	(4,745,535)	(4,032,562)

Total Liabilities and Stockholders' Deficit	$343,009	$286,103

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS
ENDED AUGUST 31, 2018 AND 2017
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended August 31,	Ended August 31,	Ended August 31,	Ended August 31,
	2018	2017	2018	2017

Revenue	$236,440	231,899	$541,651	446,096

Operating expenses:
General and administrative	$283,676	$447,221	$1,142,115	$1,917,371
Product fulfillment, exploration and mining expenses	40,645	79,012	201,916	194,636
Depreciation and amortization	2,247	3,011	9,427	9,033
Total Operating Expense	326,568	529,244	1,353,458	2,121,040

Other Income (Expenses)
Gain from deconsolidation of Purebase Networks	0	250,000	0	562,571
Other Income (Expenses)	20	12	20	22
Interest Expense	(15,869)	(36,613)	(53,132)	(66,784)
Total Other Income (Expenses)	(15,849)	213,399	(53,112)	495,809

Net Income (Loss)	$(105,977)	$(83,946)	$(864,919)	$(1,179,135)

Less: Net Loss attributable to Non-Controlling Interest	0	0	0	(39,709)

Net Loss attributable to Purebase Corp. Stockholders	$(105,977)	$(83,946)	$(864,919)	$(1,139,426)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	141,347,173	141,347,173	141,347,173	141,347,173

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(UNAUDITED)

	$.001 Par Value Common Stock		Additional	Deficit	Total Stockholders'
	Shares	Amount	Paid in Capital	Accumulated	Equity

Balance, November 30, 2017	141,347,173	$70,943	$2,847,479	$(6,950,984)	$(4,032,562)

Stock based compensation			151,946		151,946

Net Loss				(864,919)	(864,919)

Balance, August 31,2018	141,347,173	$70,943	$2,999,425	(7,815,903)	(4,745,535)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE NINE MONTHS ENDED AUGUST 31, 2018 AND 2017
 (UNAUDITED)

	Nine Months Ended August 31,	Nine Months Ended August 31,
	2018	2017
Operating activities:
Net loss	$(864,919)	$(1,179,135)
Add back Net Loss attributable to Non-Controlling Interest	$0	$39,709
Net loss attributable to Purebase Corp.	$(864,919)	$(1,139,426)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on Deconsolidation of Purebase Networks	0	(562,571)
Depreciation and amortization	9,427	9,033
Stock Based Compensation	151,946	334,444
Allowance for bad debts	11,137	0
Non-controlling interest	0	(39,709)
Effect of changes in:
Accounts Receivable	21,688	7,051
Prepaid expenses and other current assets	724	3,142
Accounts payable and accrued expenses	122,879	867,156
Net cash used in operating activities	(547,118)	(520,880)

Investing Activities:
Proceeds from sale of interest in Purebase Networks	0	250,000
Effect of deconsolidation of Purebase Networks	0	(453,561)
Purchase Equipment	0	(6,953)
Net cash provided (used) in investing activities	0	(210,514)

Financing activities:
Advances from related parties	667,000	217,000
Advances to/from officers	(20,000)	5,597
Net cash provided by financing activities	647,000	222,597

Net change in cash	99,882	(508,797)
Cash, beginning of period	6,286	555,648
Cash, end of period	$106,168	$46,851

Supplemental cash flow information:
Interest paid in cash	$0	$0
Income taxes paid in cash	$0	$0
Vendors paid by Affiliated Entities	$171,212	$698,797

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AUGUST 31, 2018

Note 1.  Nature of Business
Business Overview
Purebase Corporation (the "Company") was incorporated in the State of Nevada on March 2, 2010 to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014 the Company changed its business focus to an exploration, mining and product marketing company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of the Company is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to contract for mine development and operations services to its mining properties located initially in the Western United States and currently in California and Nevada. The Company intends to engage in the identification, acquisition, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, white silica and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (fka. Purebase, Inc.) and US Agricultural Minerals, LLC ("USAM"), collectively referred to as the "Company".  All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at August 31, 2018 and the consolidated results of operations of the Company for the three and nine months ended August 31, 2018 and 2017 and cash flows for the nine months ended August 31, 2018 and 2017. Operating results for the three and nine months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ending November 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended November 30, 2017 filed on Form 10-K on February 28, 2018.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2018

Going Concern

The Company incurred a net loss of $864,919 for the nine months ended August 31, 2018 and generated negative cash flows from operations. In addition, the Company has generated insignificant revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities.  If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $11,137 and $0 at August 31, 2018 and November 30, 2017, respectively. Accounts receivable are written-off when all collection attempts have failed.

Revenue Recognition

Revenue is recognized when the product has shipped and the title has transferred to the customer.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants and stock options.  The outstanding warrants and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect. For the quarters ended August 31, 2018 and August 31, 2017 warrants and options to purchase 500,000 and 805,494 shares of common stock respectively, have been excluded from the computation of potential dilutive securities.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2018

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
 AUGUST 31, 2018

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2018

The Company has adopted FASB ASC 740-10, "Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three and nine months ended August 31, 2018 and August 31, 2017.  The Company's net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, "Intangibles – Goodwill and Other" and ASC 360, "Property and Equipment". Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the quarters ended August 31, 2018 and August 31, 2017.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 became effective for the Company in the quarter ending February 2018.  The adoption of this standard had no material impact on the Company's financial position or results of operations.
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
 AUGUST 31, 2018

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

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2018

Note 4.  Notes Payable

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at August 31, 2018 and November 30, 2017. The Note is in default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

In February 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. The balance of the note was $28,768 at August 31, 2018. The Company is in default on this note at August 31, 2018.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due and payable on demand. The balance of the note was $177,096 at August 31, 2018. As of August 31, 2018, this note had not been repaid.

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
Legal Matters

On September 21, 2016 the Company's President, David Vickers, was terminated by the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017, the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. Mr. Vickers has stated a claim of approximately $850,000. The arbitration proceeding is currently scheduled for late October, 2018. The Company plans to vigorously defend these claims in arbitration.

On August 30, 2018 the Company was named as a Defendant in a Complaint filed in the Federal District Court of Arizona (Case # CV 18-2756-PHX-DJH). The Complaint was filed by Tessenderlo Kerley, Inc. alleging trademark infringement relating to the Plaintiff's trademark PURSHADE and the Company's product Purebase Shade Advantage. The Company filed its Answer on September 21, 2018 denying the allegations set forth in the Complaint. The lawsuit is in its early stages of discovery. The Company intends to vigorously defend this lawsuit.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2018

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

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"). The cash accounts, at times, may exceed federally insured limits. At August 31, 2018, no account exceeded FDIC insurance limits.

Note 6.  Stockholder's Equity

Authorized Shares

The Company's amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares.  No preferred stock was outstanding at August 31, 2018 and November 30, 2017.

Stock Options

On November 10, 2017 the Company's Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the "Option Plan"). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. The Company plans to obtain shareholder approval within one year of its establishment. As of August 31, 2018, no options had been granted under the Option Plan.
The Company has also granted options pursuant to employment contracts entered into by the Company and the respective employee.

There were no stock options granted during the nine months ended August 31, 2018.

Employee stock-based options compensation expenses for the three-month period ended August 31, 2018 and 2017 included in general and administrative expense totaled $51,018 and $51,019, respectively. Employee stock-based options compensation expenses for the nine-month period ended August 31, 2018 and 2017 included in general and administrative expense totaled $151,946 and $334,444, respectively.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2018

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

The following is a schedule summarizing employee and non-employee stock option activity for the nine-months ended August 31, 2018:

	Number of Options	Weighted Average Exercise Price		Aggregate Intrinsic Value	Weighted Average Contractual terms

Outstanding at 12/1/17	500,000		$3.00	0
Granted	0		$0	0
Exercised	0		N/A	0
Expired/Cancelled	0	$	N/A	$0
Outstanding 8/31/18	400,000		$3.00	0	7.50 years
Exercisable 8/31/18	400,000		$3.00	0	7.50 years
Expected to vest 8/31/2018	100,000		$3.00	0	7.50 years

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company's common stock for each of the respective periods.

As of August 31, 2018, the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $108,137 which is expected to be recognized over approximately 0.53 years.

Note 7.  Related Party Transactions

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2018.

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company.  Services totaling $38,805 and $44,575 were rendered by USMC for the three-months ended August 31, 2018 and 2017, respectively. Services totaling $185,932 and $119,542 were rendered by USMC for the nine months ended August 31, 2018 and 2017, respectively.

During the three-months ended August 31, 2018, USMC paid $2,345 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of $63,000. During the nine months ended August 31, 2018, USMC paid $171,212 of expenses to the Company's vendors and creditors on behalf of the Company and also made cash advances to the Company of  $667,000. The balance due to USMC is $3,521,852 and $2,497,708 at August 31, 2018 and November 30, 2017, respectively.

PUREBASE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 AUGUST 31, 2018

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due and payable on demand. In August 2018, the Company paid Mr. Docker $20,000 against his Note. As of August 31, 2018 the principal balance due on this Note of $177,096 had not been paid.

Purebase is using office space provided by U S Mine Corp, a company that is owned by the Company's majority stockholders and Directors, A. Scott Dockter and John Bremer. There is currently no lease between the two Companies for its use of the office space provided.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO. IN ADDITION, MATERIAL EVENTS DESCRIBED BELOW UNDER "OTHER INFORMATION" OCCURRING AFTER THE QUARTER ENDING AUGUST 31, 2018 WILL HAVE A MATERIAL IMPACT ON THE COMPANY'S FUTURE BUSINESS.

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

Results of Operation

We have included a discussion and analysis of the Company's current consolidated operations for the three and nine-month period ending August 31, 2018 as compared to the Company's previous consolidated operations for the three and nine-month period ending August 31, 2017.

Overview

During the current fiscal quarter ended August 31, 2018, the Company continued to generate revenues. Total assets increased from $286,103 as of November 30, 2017 to $343,009 as of August 31, 2018. Total liabilities increased from $4,318,665 at November 30, 2017 to $5,088,544 at August 31, 2018 reflecting an increase of $769,879 due primarily to a $1,024,144 increase in amounts Due to Affiliated Entities.

Results of Operations for the fiscal quarter ended August 31, 2018 compared to the quarter ended August 31, 2017

The Company's operating results for the three months ended August 31, 2018 and 2017 are summarized as follows:

	Three Months Ended	Three Months Ended
	8/31/18	8/31/17

Revenue	$236,440	$231,899
Operating Expenses	$326,568	$592,244
Net Loss attributable to Purebase Corporation shareholders	$(105,977)	$(83,946)

Revenue
Since inception the Company, its subsidiaries U.S Agricultural Minerals, LLC, and Purebase Agricultural, Inc. have generated only minimal revenue from operations with revenues commencing during the second quarter of FY 2016. Revenues increased marginally during the current fiscal quarter to $236,440 compared to $231,899 for the comparable fiscal quarter last year. The increase is attributable to the increase in the Company's agricultural minerals and supplements in and expansion of the agricultural markets reached by the Company.
Operating Costs and Expenses
Total operating expenses for the Company for the three months ended August 31, 2018 were $326,568 compared to $529,244 of expenses incurred for the same period ended August 31, 2017. This significant decrease is mainly attributed to a reduction in payroll related expenses offset by an increase in costs attributable to the sale of products.

Product fulfillment and exploration and mining expense for the three months ended August 31, 2018 were $40,645 compared to $79,012 of such expenses incurred during the same period in 2017. The decrease in exploration and mining costs is the result of costs attributable to the recovery of mineral resources used in the Company's agricultural products.

General and administrative costs for the Company for the three months ended August 31, 2018 were $283,676 and the general and administrative costs for the same period in 2017 were $447,221. The decrease in general and administrative expenses is mainly attributed to a reduction in payroll related expenses and stock compensation. Included in G&A expenses are professional fees for the fiscal quarter ended August 31, 2018 which were $272,060 compared to professional fees of $355,717 for the same quarter in 2017. The decrease in professional fees is attributed to the decrease in legal expenses associated with the Company's legal matters.

The Company's interest expense decreased to $15,869 for the quarter ended August 31, 2018 compared to $36,613 for the same fiscal quarter of 2017. This decrease was due to interest paid on payroll tax liabilities.

Net Loss
The Company incurred a net loss of $105,977 for the fiscal quarter ended August 31, 2018 compared to the Company's net loss of $83,946 for the fiscal quarter ended August 31, 2017. The increase in net loss is attributable to the reduction of operating  expenses, offset by $250,000 of proceeds from the sale of Purebase Networks during the third quarter of 2017, coupled with a small increase in revenues.
Results of Operations for the nine-month period ended August 31, 2018 compared to the nine-month period ended August 31, 2017

The Company's operating results for the nine-month period ended August 31, 2018 and 2017 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	8/31/18	8/31/17

Revenue	$541,651	$446,096
Operating Expenses	$1,353,458	$2,121,040
Net Loss attributable to Purebase Corporation shareholders	$(864,919)	$(1,1139,426)

Revenue

Since inception the Company and its subsidiaries have generated only minimal revenue from operations. Revenues increased 21% during the first nine months of the current fiscal year to $541,651 compared to $446,096 for the comparable nine-month period last fiscal year. The increase is attributable to the increase in agricultural products available for sale in and expansion of, the agricultural markets reached by the Company during the current fiscal year of 2018.

Operating Costs and Expenses

Total operating expenses for the Company for the nine months ended August 31, 2018 were $1,353,458 compared to $2,121,040 of expenses incurred for the same period ended August 31, 2017 due primarily to the decrease in general and administrative costs.

Product fulfillment and exploration and mining expense for the nine months ended August 31, 2018 were $201,916 compared to $194,636 of such expenses incurred during the same period in 2017. The increase in exploration and mining costs is the result of costs associated with the recovery of mineral resources used in the Company's agricultural products.

General and administrative costs for the Company for the nine months ended August 31, 2018 were $1,142,115 and the general and administrative costs of the Company for the same period in 2017 were $1,917,371. The decrease in general and administrative expenses is attributed primarily to a reduction in payroll related expenses.

The Company's interest expense decreased to $53,132 for the nine months ended August 31, 2018 compared to $66,784 for the nine months August 31, 2017. The decrease was due to interest paid on payroll tax liabilities.

Net Loss

The Company incurred a net loss of $864,919 for the nine-month period ended August 31, 2018 compared to the Company's net loss of $1,179,135 for the nine-month period ended August 31, 2017, a decrease of over 21%. The substantial decrease in net loss is attributable to the $775,256 decrease general and administrative expenses offset by a $562,571 one-time gain on the deconsolidation of Purebase Networks, Inc. which occurred in the second fiscal quarter coupled with an increase in revenues.

Liquidity and Capital Resources

At August 31, 2018, the Company's cash balance was $106,168 and it had a working capital deficit of $4,949,202.  The Company has insufficient cash on hand to pursue its current business plan and will be required to raise additional capital to fund its ongoing operations. Until the Company is able to establish a sufficient revenue stream from operations its ability to meet its current financial liabilities and commitments will be primarily dependent upon the continued issuance of equity to new or existing investors or loans from existing stockholders and management or outside capital sources. Management believes that the Company's current cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. The Company has had negative cash flow from operating activities as generated revenues from production and sales of its products have not been sufficient to cover its operating costs.  The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through the private placement of Company equity securities, by way of loans, and through advances from affiliated entities.

We expect further exploration and development of our current or future projects and the sale of our agricultural products to continue generating revenues but we do not expect revenues from this work to cover our entire current operating expenses which we expect to increase as we implement our business plan. Consequently, we will continue to be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses.  If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.  There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.  Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable.  Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these.  The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

Debt Financing During the Quarter

None.

Issuance of Common Stock During the Quarter

No shares of the Company's common stock were issued during the fiscal quarter ended August 31, 2018.

Contractual Obligations

Tabular Disclosure of Contractual Obligations as of August 31, 2018:

Contractual Obligations		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,025,000	1,025,000	0	0	0

Mineral Lease Obligations	37,515	7,503	15,006	$15,006	$0

Operating Lease Obligations	0	0	0	$0	$0

Total	$1,062,515	$1,032,503	$15,006	$15,006	$0

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

The Company has incurred a net loss of $864,919 for the nine months ended August 31, 2018 and has a total accumulated stockholders' equity deficit of $4,745,535 as of August 31, 2018 compared to an accumulated stockholders' equity deficit of $4,032,562 as of its fiscal year-end of November 30, 2017.

During the quarter ended August 31, 2018 the Company had modest revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development, product marketing and payment of general and administration expenses, until sufficient revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

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

•
Lack of an independent financial expert on the Board. The current board of directors now includes a majority of non-employee Directors however the Board still lacks an independent financial expert. The current board is composed of four members and may be expanded to as many as nine members under the Company's By-Laws.

•
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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On September 21, 2016 the employment agreement with the Company's President, David Vickers, was terminated by the Company. Subsequent to his departure, Mr. Vickers retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served by Mr. Vickers' attorney with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. (JAMS) and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation however the parties were unable to reach a resolution. The arbitration proceeding is currently scheduled for October 30 and 31 and November 1, 2018.  Mr. Vickers' has stated a claim of approximately $850,000. The Company plans to vigorously defend these claims in the arbitration proceeding.

On August 30, 2018 the Company was named as a Defendant in a Complaint filed in the Federal District Court of Arizona (Case # CV 18-2756-PHX-DJH). The Complaint was filed by Tessenderlo Kerley, Inc. alleging trademark infringement relating to the Plaintiff's trademark PURSHADE and the Company's product Purebase Shade Advantage. The Company filed its Answer on September 21, 2018 denying the allegations set forth in the Complaint. The lawsuit is in its early stages of discovery. The Company intends to vigorously defend this lawsuit.

ITEM 1A – RISK FACTORS

As of the end of the fiscal quarter covered by this report, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on February 28, 2018.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended August 31, 2018, there were no unregistered sales of the Company's securities.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,179,403 at August 31, 2018. The Note is in default however, the Company continues to have discussions with the Note Holder to extend the Note under the same terms and conditions.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum.  The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The principal and accrued interest balance of the note was $28,768 at August 31, 2018. As of August 31, 2018, this note had not been repaid and is currently in default.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter as of that date. The Note to Mr. Dockter bears interest at 6% and is due on demand. In August 2018, the Company paid Mr. Docker $20,000 against his Note. The principal and accrued interest balance of the note was $192,002 at August 31, 2018. As of August 31, 2018, this Note had not been repaid.

ITEM 4 – MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.

ITEM 5 – OTHER INFORMATION

None
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

PUREBASE CORPORATION

Dated: October 9, 2018	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: October 9, 2018	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer