Form 10-K
period 2018-11-30
PureBase Corp
filed 2019-03-15
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
November 30, 2018	333-188575

PUREBASE CORPORATION

Nevada	27-2060863
(State of Incorporation)	(I.R.S. Employer Identification)

Principal Executive Offices:

8631 State Highway 124

Ione, CA 95640

(209) 257-4331

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer
[ ] Accelerated filer
[ ] Non-accelerated filer (do not check if a smaller reporting company)
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of May 31, 2018, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on such date was approximately $6,314,233 based on a price of $0.18 per share. (The number of shares traded is insignificant)

As of February 22, 2019, the Registrant had outstanding 141,347,173 shares of common stock.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

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

These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under the section “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

PART I

ITEM 1. BUSINESS

Purebase Corporation (“Purebase”, the “Company”, “we”, or “our”) was incorporated in Nevada on March 2, 2010. On January 12, 2015 the Company changed its name to PureBase Corporation and was assigned the new trading symbol “PUBC”. The Company executive offices are located at 8625 State Highway 124, Ione California 95640. The Company’s telephone number is (209) 257-4331 and at the Company’s Web address, www.Purebase.com.

The Company’s Business

Purebase is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. In addition, the Company intends to focus on identifying and developing other advanced stage natural resource projects in support of its agricultural business. Purebase’s business is currently divided into two divisions: “Purebase Agricultural, Inc.” to develop agricultural specialized fertilizers, minerals and biostimulants for organic and sustainable agriculture and “Purebase Build/SCM” which will be focused on developing construction sector related products such as cements. Purebase will provide for distribution of those products into each industry related market. In the future, the Company may establish additional divisions or subsidiaries to develop other natural resource projects.

Agricultural Division

The Company’s initial focus is on the organic agricultural market sectors. The Company has developed and will seek to develop additional products derived from mineralized materials of Leonardite, Kaolin Clay, Laterite, Potassium Silicate Sulfate, and other natural minerals. These important minerals are used in the agricultural industry to protect crops, plants and fruits from the sun, winter damage, provide nutrients to plants, improve dormancy and improve soil ecology with agricultural minerals and soil amendments to help farmers increase the yields of their harvests.

The Company will also seek to acquire and develop mineralized materials of pozzolan, potassium silicate sulfate for agricultural applications. While some of the Company’s current properties which it owns or controls contain pozzolan, potassium silicate sulfate, among other minerals, such mineralizations have yet to be quantified and do not represent “proven” or “probable” reserves as defined in Industry Guide 7 of the federal securities regulations.

The Company will utilize the services of US Mine Corporation (“USMC”), a private company focusing on the development and contract mining of industrial mineral and metal projects throughout North America to perform exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, mine production and mine site reclamation. Exploration services would also include securing necessary permits, environmental compliance and reclamation plans. In addition, a substantial portion of the minerals to be utilized by the Company will be obtained from properties owned or controlled by USMC of which Scott Dockter, John Bremer and Craig Barto are officers, directors and owners.

We intend to develop innovative solutions that represent an important value-enhancing element for our agricultural customers. We are building a brand family under the parent trade name, “Purebase”, consisting of four primary product lines: Purebase Shade Advantage WP, Purebase Potassium Silicate Sulfate Advantage , Purebase Humate Advantage, and Purebase Soil Advantage.

Purebase Shade Advantage WP is a natural mineral plant protectant that reduces sunburn damage to plant tissue (including fruits and nuts) exposed to UV and infrared radiation. The protection is achieved through the absorption and dissipation of ultraviolet and infrared radiation, which protects and reduces the stress on most plants.

The anticipated benefits of this product include:

○	Adheres to plant tissue, fruit and wood bark without the need for surfactants (stickers)
○	Provides protection against sunburn of plant tissue and sun scalding of fruits, nuts and vegetables
○	Designed for application on organic and sustainable crops
○	When sprayed on dormant trees, Shade Advantage WP has the potential of mitigating weather induced dormancy interference

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

To date, we have on going distributorship agreements with the Aligned Group, Helena Chemical, and Salida Ag to consolidate our marketing strategy focused on the 10 western states. We have also initiated exports of Purebase Soil Advantage to Vietnam, Laos and Cambodia. As part of our on-going research, we have successfully concluded product validation trials conducted by the Helena Research and Development Center.

During fiscal year 2018 Purebase sold Purebase Shade Advantage and Purebase Soil Advantage to Helena Chemicals and the Aligned Group. Production and distribution of the Company’s agricultural products will be dependent on the Company’s ability to extract adequate essential minerals from its existing projects or acquire such minerals from other existing sources. The Company currently obtains its minerals from its own mining property, from USMC properties and its Humate minerals from an existing third party mine. The Company believes these sources will be able to provide sufficient minerals for the Company’s current needs.

Construction Division

It is estimated that one ton of CO2 is released for every ton of portland cement manufactured. The negative external byproducts of portland cement production is predominantly carbon dioxide. The impact on the environment from the production of portland cement presents a global concern. As such, increasing environmental regulations will continue to add to the direct costs of concrete building materials composed of portland cement. Pozzolan blended cements have lower CO2 emissions than traditional portland cement. The result is stronger, more durable concrete, better price, and reduced pollution. California is leading the way with legislation such as the California Global Warming Solutions Act of 2006, which requires cement producers to lower emissions or purchase carbon credits for overages of CO2 to 1990 levels by 2020. The responsible response to this problem is the development of supplemental cementitious materials, or “SCMs”. Natural occurring pozzolan is the most environmentally neutral SCM available. This presents Purebase with a unique and valuable opportunity as a “clean and green” solution provider of natural pozzolan as a replacement for traditional cement used in all types of construction.

Within the Construction Division, operating as Purebase Build, the Company plans to develop and market a Supplementary Cementitious Material (“SCM”), a cement solution that may be used in large infrastructure development projects for government, commercial industries and residential buildings.

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

Production of the Company’s SCM will depend on the Company’s ability to extract adequate amounts of the raw Pozzolan from its existing mining projects and develop testing procedures to validate pozzolan cement’s structural integrity.

Purebase is also developing its Distributor Program to strategically co-market and present our mutual products and services to local governments, industry and end consumers. Our Distributor Program will include the benefits of local product labeling, co-marketing materials and reciprocal sales opportunities. The bottom line is a dynamic, flexible partnership that increases business within the Cement Industry.

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

The Company was unable to secure funding during the last fiscal year to fund its proposed development budget for SCM products but hopes to be able to fund further development during FY 2019. The Company will initially rely on funding from USMC for its development expenses. The need for external financing will be offset by SCM revenues, as and when generated.

Employees

The Company currently has two full-time employees. Employees include a CEO and CFO . We anticipate hiring additional employees during the current year to work the Company’s agricultural production operations as our agricultural products development and distribution programs continue to expand. While skilled equipment and operations personnel are in demand, we believe we will be able to hire the necessary workers to sustain our current product development and production programs. In the meantime, the Company will rely on USMC to provide the Company’s mining services and Kaolin Clay material . Our employees are not expected to be subject to a labor contract or collective bargaining agreements. We consider our employee relations to be good.

Outside services, relating primarily to agricultural market research and product development, and relating to the development and application of SCMs, as well as other technical matters as may be deemed useful in the product development and branding activities, will be provided by independent contractors.

Industry Overview

Agricultural Industry

Agriculture and agriculture-related industries contributed $1.05 trillion to the U.S. gross domestic product (GDP) in 2016, a 5.7% of GDP. The output of America’s farms contributed $136.7 billion of this sum- about 1% of GDP. In 2015 21.4 million full time and part time jobs were related to agriculture and food sectors – about 11 % of the total U.S. employment. Direct on-farm employment accounted for about 2.6 million of these jobs, or 1.4% of U.S. employment. (Source: The US Department of Agriculture, Economic Research Service, Farm Production Expenditures, USDA Certified Organic Survey.)

U.S. land area amounts to nearly 2.3 billion acres, with about 910 million acres dedicated to Agriculture in 2.05 million farms in 2017 per USDA Agricultural Statistics. Per the 2016 USDA agricultural statistics, the 10 western states, Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington represent 35% of all land dedicated to agriculture with 25% of all farms.

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

Per the USDA Certified Organic Survey of September 2017, of the 5 million acres certified as organic, 2.7 million are for crops in 13,560 farms in the U.S. Organic Agricultural Crops represent $ 4.2 billion annually. California farms 12.3% of the total U.S. organic crop acreage and produces 50% of the values ($2.2 billion).

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

Construction Industry

Concrete is a common building material consisting of water, sand, gravel (i.e. aggregate), and cement. The Economist in June 2016 estimated world cement-makers’ annual revenue at $250 billion. The United States is the world’s 3rd largest producer of cement. Portland Cement is the most prevalent cementing material in the world.

The USA is the world’s 3rd largest producer of Cement. According to the Portland Cement Association (PCA), United States cement consumption in 2016 was 92 million metric tons and forecasts an estimated 94 million metric tons in 2017 and 96 million metric tons in 2018.

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

Government Controls and Regulations

Natural resource exploration, mining and processing operations are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and employment. United States environmental protection laws address the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes, among other things. There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which we may be associated can be obtained on a timely basis, or maintained in good standing. Delays in obtaining or failure to obtain necessary government permits and approvals may adversely impact our operations. The regulatory environment in which we operate could change in ways that would substantially increase costs to achieve compliance. In addition, significant changes in regulations could have a material adverse effect on our operations and ability to timely and effectively implement our drilling/mapping programs and develop our mining properties.

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

With respect to the permits required for our projects mentioned above, we may be unable to obtain such permits in a timely manner, on reasonable terms, or at all. If we, or our third party suppliers, cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties or those of third party suppliers could be adversely affected. See Item 1A. “Risk Factors” for more information.

Mining Environmental Regulations

Mining activities, including drilling, mapping and development and production activities are subject to environmental laws, policies and regulations. These laws, policies and regulations affect, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of mined land. Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency (“EPA”), the BLM and by comparable agencies in various states, directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings, discharges and other wastes generated by the mining process. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act (“RCRA”), and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including natural resource mining and processing of the type presently or to be conducted by the Company. Such statutes also may impose liability on mine developers for remediation of waste they have created.

Mining projects also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA” or “Superfund”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to “CERCLA” and “ESA” are being considered by Congress; however, the impact of these potential revisions on our business is not clear at this time.

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

In California, for example, the task of regulating the registration processes is carried out by the California Department of Food and Agriculture (CDFA). There are some activities within the regulatory process that are executed by recognized and licensed private entities such as chemical laboratories and certifying laboratories. In some instances, per various international treaties, some of bilateral and some by regional structures (European Union, etc.) and some governmental and private organizations are recognized and licensed to play particular roles in certifying and/or in the certifying processes.

Currently Purebase has two products fully registered as an organic plant protectant: Purebase Soil Advantage and Purebase Shade Advantage WP. The WP stands for Wettable Powder which means the powder goes into suspension when mixed with water. We have registration certificates for these product in several states including California and Washington. Purebase is currently pursuing US and California registration of its other agricultural products.

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

BUSINESS RISKS

Purebase is a development stage company which makes the evaluation of its future business prospects difficult.

The Company changed its business focus to its current business of developing agricultural and natural resources as a result of a reorganization with its wholly owned subsidiary Purebase Agricultural, Inc. (“Purebase Ag”) which occurred in December, 2014. Consequently, the Company only commenced selling its agricultural products during FY 2017 and has not yet achieved profitable operations.. As such we may not be able to achieve positive cash flows and our recent operating history makes evaluation of our future business and prospects difficult. The Company’s success is dependent upon the successful development of suitable mineral projects, establishing its production capability and establishing a customer base for its agricultural products. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; the availability and cost of bringing mineral projects into production; the amount of agricultural and/or natural resources available and the market price of and the uses for such minerals. These conditions may have a material adverse effect upon our business operating results and financial condition.

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

If the Company fails to continue raising additional capital to fund its business growth and project development, the Company’s business could fail.

The Company is currently relying substantially on capital infusions from a related party, USMC, to fund its ongoing operations. The Company anticipates having to raise significant amounts of capital from other sources to meet its anticipated needs for working capital and other cash requirements for the near term to develop its mining properties, production facilities and uses for its mineral resources. The Company will attempt to raise such capital through the future issuance of stock or incurring debt. However, there is no assurance that we will be successful in raising sufficient additional capital from third parties and we have no arrangements for future financing with USMC. Consequently, there can be no assurance that current or additional financing will be available to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund the Company’s projects, take advantage of potential acquisition opportunities, develop or enhance the uses of our mineral resources or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on the Company’s business and financial condition.

Raising funds through debt or equity financings in the future, would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We expect to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to provide for working capital, carry out mining development and production programs, expand our marketing efforts or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our Common Stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our Common Stock in connection with an acquisition of the Company. Incurring additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our Common Stock and would have to be repaid from future cash flow or assets before there would be any return to investors.

Our business will depend on certain key Purebase personnel, the loss of which would adversely affect our chances of success.

The Company’s success depends to a significant extent upon the continued service of its senior management, key executives and consultants. We do not have “key person” life insurance policies on any of our officers or other employees. The Company currently has employment agreements with its CFO and Vice President. Nevertheless, the loss of the services of these key members of senior management, other key personnel, or our inability to retain high quality subcontractors and production personnel would have a material adverse effect on our business and operating results.

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

The Company’s business plan is based on current development costs and current prices of the natural resources being developed or purchased by the Company. However the price of minerals can be very volatile and subject to numerous factors beyond our control including industrial and agricultural demand, inflation, the supply of certain minerals in the market, and the costs of mining, refining and shipping of the minerals. Since the Company will be obtaining the majority of its minerals from third party suppliers, any significant increase in the price of these natural resources will have a materially adverse effect on the results of the Company’s operations unless it is able to offset such a price increase by implementing other cost cutting measures or passing such increases on to its customers. While the Company has attempted to secure stable pricing and supply pursuant to its long term agreement with USMC, there is no assurance that the Company will not incur future price increases or supply shortages of its raw materials.

We have not yet developed our existing mining projects and have not established any Proven or Probable Reserves; dependence on one vendor for most of minerals for products.

The Company and its subsidiary Purebase Ag, have to date identified and acquired an interest in several mineral resource projects. However, the Company has commenced development of only one of these projects. During the past fiscal year, the Company purchased 100% of its minerals from one source, US Mine Corp., a related party to the Company. While the Company and Purebase Ag believe that, based upon available data and the assumptions used and judgments made in interpreting such data, minerals available from US Mine Corp. and/or the properties/interests currently owned by Purebase Ag will yield commercially viable amounts of mineral resources, neither the Company nor Purebase Ag have done the necessary exploration/evaluation to establish any proven or probable reserves. Therefore we are unable to determine the quantity and quality of the mineral resources we may be able to recover. There is significant uncertainty in any resource estimate such that the actual deposits encountered or mineralization validated and the economic viability of mining the deposits may differ materially from our expectations. The Company’s inability to obtain its necessary minerals from its own properties or from US Mine Corp. or identify other sources of minerals, would have an adverse effect on the Company’s potential revenues from and growth of its business.

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

The Company’s business strategy is to develop and extract or obtain certain minerals which they believe can have significant commercial applications and value. The Company’s business strategy also includes developing new uses and products derived from these mineral resources, such as the use of pozzolan as an ingredient for cement or sulfate and Humate for agricultural uses. There is no assurance that we will be able to identify and/or develop commercially viable uses for the minerals we will be mining or obtaining. In addition, even if we identify and/or develop commercial uses and markets for our minerals, the time and cost of mining or otherwise obtaining, refining, blending and distributing such minerals may exceed our expectations or, when developed, the amount of minerals available may fall significantly short of our expectations thus providing a lower return on investment or a loss to the Company.

We have not yet established sustained and increasing sales from our customer base or distribution system.

During the past year we have established a customer base and distribution system for our agricultural products and have experienced increasing sales. However, we are now engaged in promoting sales and marketing in order to increase the sales revenue of our agricultural products to customers and through the distribution system. To date we have not obtained any long term supply contracts for our minerals and agricultural products and sales increases have been modest. With regard to our SCM products, while we believe our other mineral resources will have significant markets for SCM and agricultural applications, we have not yet entered into any agreements to purchase our minerals or SCM products nor have we established a distribution system to deliver our minerals and SCM products to customers. Our inability to attract additional customers for our agricultural products, to deliver products in a time and cost effective manner or develop our SCM business would have an adverse effect on our potential revenues from and growth of our business.

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

Some of our agricultural products and our SCM’s will require certain certifications before being suitable for labelling and usage. For example, our SCM must be certified by the ASTM International (American Society for Testing and Materials International) to meet certain strength standards in order to be certified for use in large government projects. Similarly, our agricultural products must be certified under US Department of Agriculture (“USDA”) and CDFA specifications and properly labeled. While the Company has certified two of its agricultural products under USDA and CDFA specifications and is currently working with various laboratories and agencies to acquire future certifications, there is no assurance as to if or when such certifications will be obtained.

The Auditor’s Report states there is substantial uncertainty about the ability of the Company to continue its operations as a going concern.

In their audit report dated March 15, 2019 included in this Annual Report, the auditors expressed an opinion that substantial doubt exists as to whether the Company can continue as an ongoing business. In addition, the audit report also contained a “going concern” caveat as to the Company’s ability to continue as a going concern. We believe that if we do not raise additional capital from outside sources in the near future or if the development of our mining properties or production facilities do not generate revenues as planned, we may be forced to delay the implementation of our business plans or curtail our business operations.

We will face competition in our market space.

At the present time the Company is aware of other companies providing similar agricultural and natural resources to those of the Company’s. In addition, other entities not currently offering the minerals or product uses similar to the Company’s may enter the industrial and agricultural markets. The Company’s natural resources and products will also have to compete with established minerals (such as fly ash for use in making cement) which are already in commercial and agricultural use. Any such competitors would likely have greater financial, mining production, production facilities, marketing and sales resources than the Company. Increased competition may result in pricing pressures and the inability to increase market share, which may have an adverse effect on the Company’s business, operating results and financial condition.

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

Cybersecurity Exposure

The Company does not routinely collect or store personal data or financial information relating to individuals. Consequently, the Company believes it has minimal cybersecurity exposure. Nevertheless, the Company does maintain normal and customary internet protection software to prevent hacking and other unauthorized intrusions.

SECURITIES RISKS

Most of the Company’s outstanding shares were issued with resale restrictions which are now eligible for removal.

The shares of the Company’s common stock issued in the 2014 Reorganization transaction or other private placement transactions as well as shares held by affiliates, representing approximately 88% of the shares outstanding, have not be registered under the Securities Act or under any state’s securities laws for public sale. As a result, these shares are deemed to be “restricted” or “control” shares as defined in Rule 144 under the Securities Act of 1933 and subject to resale restrictions. Consequently, these shares cannot be freely sold unless registered under the Securities Act or sold pursuant to an available exemption under Rule 144. However, since the Company has been previously designated as a “shell company” under the Securities Act, the resale exemption under Rule 144(i) continues to be available only for so long as the Company remains current in all of its reporting requirements. Approximately 20,403,854 shares of the Company’s restricted common stock held by non-affiliate stockholders are eligible for resale pursuant to Rule 144 without resale restrictions. The price of the Company’s common stock traded on the OTCQB trading market could be adversely affected should a significant number of non-affiliate stockholders choose to sell their shares pursuant to Rule 144.

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

ITEM 2. PROPERTIES

Office/Production Facilities

Our corporate offices are located at 8625 State Highway 124 Ione, CA 95640. The Company’s telephone number is (209) 257-4331 and on the Web at www.Purebase.com.

Mineral Properties/Interests

While our main emphasis is developing and distributing our agricultural products, we may in the future undertake the commercialization of our three mining properties, one of which we own, one of which is leased and one of which we have the right to acquire from a related party. The Company has two Pozzolan projects, one located in Northern California and the other in Southern California to serve those areas as primary markets for the agricultural and construction sectors. The Company’s potassium sulfate project is located in south central Nevada which is close to the central valley markets we serve with our agricultural products. While all of the properties contain mineralized material, all of the Company’s properties are exploration stage properties under Industry Guide 7 unless and until “proven or probable reserves” are defined.

Company Right to Acquire Properties

Snow White Mine in San Bernardino County, CA

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. (as “Seller”) agreed to sell its fee simple property interest and certain mining claims relating to its Snow White Mine property to US Mine Corp for a purchase price of $650,000. On December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement at which time the Company paid a $50,000 down payment to the Seller. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement and the obligation to pay the remaining $600,000 of the purchase price. There was a delay in the Seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing and the payment of another $25,000 (which was advanced by John Bremer), the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a director of both Purebase and US Mine Corp, acquired the property on or about October 15, 2015 by paying the remaining purchase price balance of $575,000 to the Seller. During the year ended November 30, 2017, US Mine Corp. agreed to offset the $75,000 deposit against money owed to US Mine Corp. As a result, the purchase price to be paid to Mr. Bremer is back to $650,000. Mr. Bremer is holding the property and will transfer title to the Company when the Company pays Mr. Bremer the purchase price plus any expenses he has incurred while holding the Snow White property. Mr. Bremer has not restricted the Company from continuing its exploration on the property or access to property in any way. The mining claims require a minimum royalty payment of $3,500 per year.

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

According to reports prepared by the California Journal of Mines and Geology, Vol. No. 49, and the California State Department of Natural Resources Bulletin#174 prepared in1959, the property was formerly known as the Williams Brothers Quarry and classified as a very large pumicite deposit approximately 70 foot in thickness underlain by Rhyolitic tuffaceous beds and overlain by layers of Perlite and Rhyolite, all minerals which are classified as Aluminum Silicate due to their primary chemical and petrographic constituents. There are no current records of production for the early operation of this mine. The Snow White Mine was previously owned by MATCON, US Mining and Materials Corporation.

The principal mineral deposit found within the Snow White Mine site is a unique combination of naturally formed, extremely pure, lightweight “ash-like” aluminum silicate mineral products that were created by explosive, volcanic activity. This unique deposit consists of multi-layered strata of finely shattered or “atomized” rhyolitic glass with various amounts of aluminum, potassium, and magnesium as well as other trace minerals. This combined blend of stratified aluminum silicate materials is an extremely pure, naturally clean mineral product, which is free of external contamination as a result of its volcanic formation and uniform settlement in beds on the floor of an ancient lake bed that formed in this Superior Lake quadrangle of the West Mojave Desert region.

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

Purebase Ag Properties

Placer Mining Claims USMC 1-50

On July 30, 2014 Purebase Ag entered into a Placer Claims Assignment Agreement pursuant to which Scott Dockter and Teresa Dockter assigned their rights to certain Placer Mining Claim Notices filed and recorded with the US Bureau of Land Management (the “BLM”) relating to 50 Placer mining claims identified as “USMC 1” thru “USMC 50” (the “USMC Placer Claims”) for which Purebase Ag issued 12,118,000 shares of its common stock to Scott and Teresa Dockter in exchange for these Mining Rights.

The USMC Placer Claims is a placer claims resource covering 1,145 acres of mining property located in Lassen County, California and located in an area known as the “Long Valley Pozzolan Deposit”. Purebase Ag holds non-patented mining rights to the property consisting of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. This property can be accessed at multiple entry points. At the Northern portion of the property at the intersection of Hwy 70 and Hwy 395 there is a paved entrance that leads to an off-road entry to the claims area. At the Southern end of the property there is a paved entry off the Hwy that leads to an off-road entry to the site. Approximately 6.5 miles north of the California and Nevada state line is this southern paved Hwy entrance that also permits access to the property. These claims are situated on federal BLM land requiring annual maintenance payments to the BLM and annual filings of intent to hold and affidavit assessment work. There is no expiration date on ownership of the leases as long as the annual payments are made and the annual filings are completed. They are both current. There have been no previous operators at these claim locations, consequently no improvements have been made at the claims location. There is no equipment present at the claims location. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

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

Exploration Plan: When and if exploration of this property is commenced, exploration will focus on the surrounding area to the existing mine site location within a 50 acre +/- section and the drill holes will be primarily shallow (<200 ft.) drill holes located on sites throughout the identified area at 500’ centers +/-. Each drill site selected shall be located and identified on post exploration mapping with Lat/Lon coordinates. Drilling will be limited to sites which can be accessed by truck or crawler mounted drills. Drilling is expected to by either core, conventional rotary or reverse circulation methods. Drill pads will be of limited extent, dependent on the equipment available, but in general approximately 12 ft.by 40 ft. The cuttings will be sampled and tested using an Olympus XRF handheld analyzer with random split samples being collected logged and forwarded to a third party laboratory for conformation testing. The excess will be available for drill hole plugging.

Federal Mineral Preference Rights Lease in Esmeralda County, NV

On October 6, 2014 Purebase Ag entered into an Assignment of Lease from US Mine Corp. pursuant to which Purebase Ag acquired the rights to a Preference Rights Lease granted by the BLM covering approximately 2,500 acres of land located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada (referred to as the “Esmeralda Project”). In exchange for the Assignment of Lease, Purebase Ag assumed the obligation to pay all future annual lease payments of $7,503 and to assume all other ongoing fees and expenses relating to the development of the Esmeralda Project.

Contained in the Esmeralda Project’s leased property is the mining property known as the “Chimney 1 Potassium/Sulfur Deposit” which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres under a Federal Mineral Preference Rights Lease. There are annual minimum royalty and rental payments. The project has an approved Reclamation Plan – Nevada Division of Environmental Protection Permit #0192 – and an approved Plan of Operations, BLM Case Number N65-99-001P. There is a reclamation bond in place in the amount of $47,310.30. The BLM is the bond holder.

The current operation is an open pit mine site which is fully permitted and partially developed. The total allowed disturbed acreage for the existing and approved reclamation plan is 14.45 acres. The site entrance is located approximately 10 miles south of Hwy 95/6 on Hwy 265 on the East side of the Hwy. The mine site location is 3.4 miles of unpaved road from the Hwy. The existing site equipment consists of a 40’ storage container, an 8,000 gallon water tank and portable single axel truck scale. Pit development has begun and rectified drawings have been recorded to the existing site disturbance. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

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

ITEM 3. LEGAL PROCEEDINGS

The Company, Purebase Ag and US Agricultural Minerals, LLC (“USAM”) along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase Ag and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts including the staking and attempted recordation of claims by Defendants pertaining to a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants on June 26, 2012 and a Mineral Lease contract dated July 10, 2012 relating to certain mining claims allegedly owned by Plaintiffs and known as the Sierra Lady Mining Claims. The Plaintiffs sought an injunction to prevent further staking and disclosure of confidential information relating to the Sierra Lady Mining Claims and monetary damages while the Defendants sought to dismiss the case alleging that the Plaintiffs did not have good title to the mineral rights they were attempting to lease to Defendants. Discovery closed in June, 2017. The jury trial commenced on February 12, 2018 and following the Plaintiff’s presentation of their case, on February 14, 2018 the Judge entered a Directed Verdict in favor of the Defendants. Furthermore, in exchange for the Defendants waiving their cross complaint for damages, Plaintiffs agreed to waive all rights to appeal the verdict. Purebase paid the total cost to defend this case which amounted to $420,989. Purebase is currently seeking contribution from certain other defendants in this case.

In April, 2016 the Company entered into a joint venture in order to develop proprietary technologies for use in the agricultural markets, primarily to assist farmers in managing their crops. In furtherance of this joint venture, in May, 2016 a Delaware corporation called Purebase Networks, Inc. (“PNI”) was formed by Mr. Ridder in order to develop these farming technologies. The Board of Directors consisted of John Wharton, Steve Ridder and Scott Dockter with Mr. Wharton and Mr. Ridder serving as the executive officers. In November, 2016, the Company became dissatisfied with the management and progress of PNI’s business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Subsequent to this action, Mr. Ridder and Mr. Wharton entered into Settlement Agreements with the Company, which, among other things, terminated the joint venture. On March 27, 2017 Mr. Wharton entered into a Settlement Agreement which provided for the cancellation of his option to purchase 1,000,000 shares of the Company’s common stock and mutual releases by both the Company and Mr. Wharton from any further liability to each other. On March 27, 2017 Mr. Ridder entered into a Settlement Agreement in which he agreed to cancel his options to purchase 5,000,000 shares of the Company’s common stock and mutual releases by the Company and Mr. Ridder from any further liability to each other. In addition, his Settlement Agreement provided for Mr. Ridder to retain 75% ownership of PNI, Mr. Wharton to retain 15% ownership of PNI and the Company to retain 10% ownership of PNI and for Mr. Scott Dockter and Mr. Wharton to resign from the PNI Board leaving Mr. Ridder as the sole officer and Director of PNI. Pursuant to an Amended and Restated Settlement Agreement with Mr. Ridder entered into on August 10, 2017, he repurchased Purebase’s remaining 10% interest in PNI for $250,000.

On September 21, 2016 the Company’s President, David Vickers, was terminated by the Company. Subsequent to his termination, Mr. Vickers retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017, the Company was served by Mr. Vickers’ attorney with a demand for arbitration of the above referenced claims. The arbitration proceeding will be handled by the Judicial Arbitration and Mediation Services, Inc. (JAMS) and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation however the parties were unable to reach a resolution. The arbitration proceeding is currently scheduled for May 7, 2019. Mr. Vickers’ has stated a claim of approximately $850,000. The Company plans to vigorously defend these claims in the arbitration proceeding.

On August 30, 2018 the Company was named as a Defendant in a Complaint filed in the Federal District Court of Arizona (Case # CV 18-2756-PHX-DJH). The Complaint was filed by Tessenderlo Kerley, Inc. alleging trademark infringement relating to the Plaintiff’s trademark PURSHADE and the Company’s product Purebase Shade Advantage. The Company filed its Answer on September 21, 2018 denying the allegations set forth in the Complaint. The lawsuit is in its early stages of discovery. The Company intends to vigorously defend this lawsuit.

On January 11, 2019 the Company filed a Complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp and Robert Hurtado. The Complaint alleges misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by Purebase as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March, 2018 and since that time the Company alleges he formed and has conspired with Agregen Intl. Corp to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking monetary damages. The case is in its early stages.

Subsequent to the Company’s fiscal year end, the Company received a letter dated January 7, 2019 from attorney’s representing Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by Purebase on behalf of Superior Soils. The soil amendments were not labeled correctly requiring the entire shipment of product to be returned to Purebase. The letter makes a demand of approximately $300,000 and threatens litigation if such amount is not paid. The Company does not believe it was responsible for the mis-labelling and, therefore, does intend to pay any damages to Superior Soils and plans to vigorously defend any future legal action Superior Soil may pursue.

ITEM 4. MINE SAFETY DISCLOSURES

The exploration and development of our mining projects will be subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA’s activities include the inspection of mining operations on a regular basis and the issuance of various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of the Mine Improvement and New Emergency Response Act of 2006, MSHA has significantly increased its inspection and enforcement programs.

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

Since the Company has only conducted limited mining operations, only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company’s remaining mining projects have not been inspected by MSHA. The Company or its project operators have not received any citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities during FY 2018.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our Common Stock is approved for quotation on the OTCQB (operated by the OTC Markets Group) where it is traded under the symbol “PUBC”. As of February 22, 2019 the closing price of our Common Stock was at $0.06 per share for an insignificant number of shares traded.

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

Company’s Common Stock	High	Low

December 1, 2016 – February 28, 2017	$0.23	$0.15
March 1, 2017 – May 31, 2017	$0.18	$0.02
June 1, 2017 – August 31, 2017	$0.38	$0.15
September 1, 2017 – November 30, 2017	$0.26	$0.10
December 1, 2017 – February 28, 2018	$0.20	$0.05
March 1, 2018 – May 31, 2018	$0.16	$0.05
June 1, 2018 – August 31, 2018	$0.20	$0.04
September 1, 2018 – November 30, 2018	$0.18	$0.04

Stockholders

As of February 22, 2019, there were approximately 81 holders of record of our Common Stock. This amount does not include stockholders whose shares are held in street name or Cede & Co.

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

Transfer Agent

Purebase’s transfer agent for its common stock is Island Stock Transfer d/b/a TranShare Corporation. TranShare Corporation’s address is 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33760; Phone Number: (303) 662-1112.

Our Common Stock is subject to the “penny stock regulation”

Our common stock is currently deemed to be “penny stock”. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities are subject to “penny stock rules” that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Consequently, the “penny stock rules” may restrict the ability of broker-dealers to buy and sell our securities or may deter broker-dealers from executing transactions in our stock which may have the effect of reducing the level of trading activity of our common stock in the secondary market.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit stockholders’ ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit a stockholder’s ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

On November 10, 2017 the Company’s Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). On September 28, 2018 the Option Plan was approved by stockholders. The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. Awards will consist of both incentive and non-incentive stock options. The Option Plan has a term of 10 years. The Option Plan is administered by the Compensation Committee of the Board of Directors. As of November 30, 2018, 50,000 options had been granted under the Option Plan.

Recent Sales of Unregistered Securities

The Company has previously reported sales of unregistered securities in its Form 10-Q’s, 10-K’s and Form 8-K’s, during the two fiscal years ending November 30, 2016 and November 30, 2017, and for the first three quarters of fiscal year 2018. The Company did not issue any additional shares during the fourth quarter of fiscal year 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its shares of common stock or other securities during the fiscal year ended November 30, 2018.

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

Plan of Operations

The Company intends to engage in the development, distribution and establishment of production facilities for its various agricultural products as its top priority. The Company may also proceed with the identification, acquisition, development, and full-scale exploitation of industrial and natural minerals at its properties or acquire minerals from other suppliers in the United States. The Company is also focusing on establishing its SCM business.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal years ended November 30, 2017 and November 30, 2018 relating to the operations of the Company and its subsidiaries.

Overview

During the most recently completed fiscal year ended November 30, 2018, the Company generated revenues of $564,296 from the sale of its agricultural products compared to revenues of $484,706 generated in FY 2017. Total assets decreased from $286,103 as of November 30, 2017 to $227,378 as of November 30, 2018. Total liabilities increased from $4,318,665 at November 30, 2017 to $5,220,989 at November 30, 2018 reflecting the continuing increase in the agricultural products production costs occurring during FY 2018.

Results of Operations for the fiscal year ended November 30, 2018 relating to the operations of the Company and its subsidiaries compared to the fiscal year ended November 30, 2017.

The Company’s operating results for the fiscal year ended November 30, 2017 and the Company’s operating results for the fiscal year ended November 30, 2018 are summarized as follows:

	Year Ended	Year Ended
	11/30/18	11/30/17
Revenue	$564,296	$484,706
Operating Expenses	$1,659,830	$2,626,873
Net Loss	$1,164,463	$1,669,271

Revenue

The Company generated revenue from operations totaling $564,296 during FY 2018 which represents a 16% increase over revenues of $484,706 during FY 2017. These revenues reflect increasing sales of its agricultural products to customers as a result of the Company’s expanded marketing efforts focused on its commercial Ag customers pertaining to its agricultural minerals products.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal year ended November 30, 2018 were $1,659,830 compared to $2,626,873 of expenses incurred by the Company for the fiscal year ended November 30, 2017. This significant decrease is attributed to a decrease of $910,547 in general and administrative expenses in addition to a $56,526 decrease in product fulfillment and exploration and mining expenses relating to the Company’s agricultural business. Product fulfillment, exploration and mining costs for the fiscal year ended November 30, 2018 were $211,900 compared to $268,426 for the fiscal year ended November 30, 2017, a decrease of 21%. The decrease in product fulfillment, exploration and mining costs is the result of selling a product mix consisting of less expensive natural resources.

General and administrative costs for the Company for the fiscal year ended November 30, 2018 were $1,447,930 and for the fiscal year ended November 30, 2017 the G&A expenses incurred by the Company were $2,344,855. The decrease in general and administrative expenses is partially attributable to the departure of the Company’s VP of Agricultural Products Research and Development in March 2018 as well as reduced payroll related expenses. Included in the Company’s G&A expenses are professional fees for the fiscal year ended November 30, 2018 which were $334,402 and for the period ended November 30, 2017 the expenses incurred were $509,747. The decrease in professional fees is attributed to decreased litigation expenses.

Interest expense decreased from $89,697 for the period ended November 30, 2017 to $68,955 for the fiscal year ended November 30, 2018. The decrease was due primarily to reduced interest paid on payroll tax liabilities.

Net Loss

The Company incurred a net loss of $1,164,463 for the fiscal year ended November 30, 2018 compared to the Company’s net loss of $1,669,271 for the period ended November 30, 2017, a decrease of 30%. The decrease in net loss is due primarily to the decrease in $967,043 decrease in operating expenses and $79,590 increase in revenues. The year-on-year comparison also includes a one-time gain of $562,571from the termination of a joint venture with Purebase Networks which occurred in FY 2017.

Assets and Liabilities

Total assets decreased by $58,725 from $286,103 as of November 30, 2017 to $227,378 as of November 30, 2018. The decrease was due primarily to a decrease in accounts receivable. Total liabilities increased by $902,334 from $4,318,665 as of November 30, 2017 to $5,220,989 as of November 30, 2018. The increase was due primarily to an increase of $63,326 in accrued interest and a $1,171,567 increase in advances from USMC during FY 2018 offset by a $176,085 decrease in accrued payroll and related expenses and a $115,098 decrease in other accrued liabilities.

Liquidity and Capital Resources

At November 30, 2018, the Company’s cash balance was $8,281 and it had a working capital deficit of $5,196,699. The Company has insufficient assets on hand to pursue its current or long range business plan requiring the Company to raise additional capital to fund its operations. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon the continued advances from USMC, investments from new or existing investors or loans from existing stockholders and management or outside capital sources. During FY 2018, the Company was primarily reliant for its working capital needs on advances and support from USMC which aggregated $1,171,567 for fiscal year 2018. Management believes that our current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve-month period. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient revenues from mineral production or product sales. The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through additional advances from USMC, the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

We expect further development of our current agricultural products business to continue generating increasing revenues during the current fiscal year but do not expect revenues to cover our entire current operating expenses which we anticipate will increase as we implement our business plan. Consequently, we will continue to be dependent on outside sources of capital to sustain our operations and implement our business plan until operating revenues are sufficient to cover our operating expenses. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable. Furthermore, such financing would likely take the form of bank loans, private placements of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and liabilities and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Going Concern

The consolidated financial statements presented in this annual report have been prepared under the assumption that the Company will continue as a going concern. The Company had a net operating loss of $1,164,463 and $1,669,271during the fiscal years 2018 and 2017 respectively. The Company had a working capital deficiency of $5,196,699 and $4,245,656 during 2018 and 2017, respectively. The Company did not have sufficient cash at November 30, 2018 to fund normal operations for the next 12 months. The Company has realized modest revenues and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future product development and sales as well as working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through outside capital advances from USMC, sales of its common stock, entering into debt or line of credit facilities, generating increasing revenue from the sale of agricultural production and sales activities and the eventual profitable exploitation of its mineral resource properties. There is no assurance that the Company will be able to obtain funds from any of these potential sources of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lenders and joint venture partners.

Recent Financing Transactions

Issuance of Common Stock

During the fiscal year ended November 30, 2018 the Company did not issue any additional stock through the sale of its common stock or as a result of conversion of any notes payable.

Debt Financing

During FY 2018 a related party of Purebase, USMC, advanced a total of $1,171,567 to Purebase to fund ongoing operations. During FY 2017, USMC advanced a total of $1,248,572 to Purebase to fund ongoing operations.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. A payment of $20,000 was paid on this Note during FY 2018 leaving a balance of $177,096 as of November 30, 2018. The Note to Mr. Dockter bears interest at 6% and is due on demand.

Tabular Disclosure of Contractual Obligations existing as of November 30, 2018:

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

In December, 2017, the President signed into law the Tax Cuts and Jobs Act (“Tax Act”) which introduced significant changes to the U.S. tax system. With a few exceptions, the provisions are generally effective starting in the 2018 tax year. Consequently, the consolidated financial statements for fiscal year 2018 have been prepared in accordance with the provisions of the Tax Act. However, we do not believe the Company’s consolidated financial statements nor its federal and state income tax returns will look substantially different as compared to prior years.

Exploration Stage Company

With regard to the Company’s mining activities, the Company is considered to be an exploration stage company as defined in SEC Industry Guide No. 7. The Company’s development stage activities consist of evaluating and developing several mining properties located in Nevada and California. Sources of financing for these development stage activities have been primarily debt and equity financing.

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

Based on current environmental regulations and known reclamation requirements, management has included its best estimates of these obligations in its reclamation accruals which amounted to $0 at November 30, 2018. However, it is reasonably possible that our best estimates of our ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

Valuation of Derivative Instruments

FASB ASC 815-15 “Derivative and Hedging” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes model as a valuation technique. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrants are valued using Black Scholes models.

Stock-Based Compensation

We will account for any future issuance of stock options to employees using the fair market value method according to FASB ASC 718, “Compensation – Stock Compensation”.

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

INDEX TO FINANCIAL STATEMENTS FOR

PUREBASE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Purebase Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Purebase Corporation and Subsidiaries (the Company) as of November 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2018, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended November 30, 2018 and 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2014.

Encino, California

March 15, 2019

PUREBASE CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 30, 2018	November 30, 2017
ASSETS

Current assets
Cash	$8,281	$6,286
Accounts Receivable, net of allowance for doubtful accounts of $11,137 and $0, respectively	8,271	60,888
Prepaid expenses and other assets	7,738	5,835
Total current assets	24,290	73,009

Property and Equipment
Equipment	42,103	42,103
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(64,076)	(54,070)
Total Property and Equipment	3,088	13,094

Mineral Rights Acquisition Costs	200,000	200,000

Total Assets	$227,378	$286,103

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$59,712	$81,098
Accrued Payroll and Related Expenses	74,138	250,223
Accrued Interest	215,768	152,442
Other Accrued Liabilities	0	115,098
Due to Officer	177,096	197,096
Due to Affiliated Entities	3,669,275	2,497,708
Notes Payable Current	1,025,000	1,025,000
Total Current Liabilities	5,220,989	4,318,665

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Purebase Corp. Stockholders’ Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized, 141,347,173 shares issued and outstanding	70,943	70,943
Additional paid in capital	3,050,893	2,847,479
Accumulated deficit	(8,115,447)	(6,950,984)
Total Purebase Corp. Stockholders’ Equity (Deficit)	(4,993,611)	(4,032,562)

Total Stockholders’ Equity (Deficit)	(4,993,611)	(4,032,562)

Total Liabilities and Stockholders’ Deficit	$227,378	$286,103

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	For the	For the
	Year Ended	Year Ended
	November 30, 2018	November 30, 2017

Revenue	$564,296	$484,706

Operating expenses:
General and administrative	1,447,930	2,358,447
Product fulfillment, exploration and mining expenses	211,900	268,426
Total Operating Expense	1,659,830	2,626,873

Loss from Operations	(1,095,534)	(2,142,167)

Other Income (Expenses)
Gain from deconsolidation of Purebase Networks	0	562,571
Other Income (Expense)	26	22
Interest Expense	(68,955)	(89,697)
Total Other Income (Expenses)	(68,929)	472,896

Net Income (Loss)	$(1,164,463)	$(1,669,271)

Less: Net Loss attributable to Non-Controlling Interest	0	(39,709)

Net Loss attributable to Purebase Corp. Stockholders	$(1,164,463)	$(1,629,562)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	141,347,173	141,347,173

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Non-Controlling
			Additional		Interest in	Total
	Common Stock		Paid-in	Deficit	Purebase	Stockholders’
	Shares	Amount	Capital	Accumulated	Networks	Equity
Balance, November 30, 2016	141,347,173	$70,943	$2,462,572	$(5,321,422)	$(21,173)	$(2,815,080)

Stock based compensation	0	$0	384,907	$0	$0	$384,907

Net Loss		$0	$0	$(1,629,562)	$(39,709)	$(1,669,271)

Deconsolidation of Purebase Networks		$0	$0	$0	$66,882	$66,882

Balance, November 30, 2017	141,347,173	$70,943	$2,847,479	$(6,950,984)	$0	$(4,032,562)

Stock based compensation	0	$0	$203,414	$0	$0	$203,414

Net Loss		$0	$0	$(1,164,463)	$0	$(1,164,463)

Balance, November 30, 2018	141,347,173	$70,943	$3,050,893	$(8,115,447)	$0	$(4,993,611)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

	Year Ended November 30, 2018	Year Ended November 30, 2017
Operating activities:
Net Loss	$(1,164,463)	$(1,669,271)
Add back Net Loss attributable to Non-Controlling Interest	$0	$39,709
Net Loss attributable to Purebase Corp.	$(1,164,463)	$(1,629,562)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on Deconsolidation of Purebase Networks	0	(562,571)
Allowance for Doubtful Accounts	11,137	0
Depreciation and amortization	10,006	13,592
Stock Based Compensation	203,414	384,907
Non-controlling interest	0	(39,709)

Effect of changes in:
Accounts Receivable	41,480	(1,991)
Prepaid expenses and other current assets	(1,903)	4,841
Accounts payable and accrued expenses	120,324	1,054,048
Net cash used in operating activities	(780,005)	(776,445)

Investing Activities:
Proceeds from settlement of Purebase Networks	0	250,000
Purebase Networks cash balance upon deconsolidation	0	(453,561)
Purchase Equipment	0	(6,953)
Net cash provided/(used) in investing activities	0	(210,514)

Financing activities:
Repayment of advances from officer	(20,000)	5,597
Advances from affiliated entities	802,000	432,000
Net cash provided by financing activities	782,000	437,597

Net change in cash	1,995	(549,362)
Cash, beginning of period	6,286	555,648
Cash, end of period	$8,281	$6,286

Supplemental cash flow information:
Income taxes paid in cash	$0	$0
Vendors paid by Affiliated Entities	$174,451	$736,038
Assumption of debt by CEO	$0	$20,613

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE 1. NATURE OF BUSINESS

Business Activity

Purebase Corporation (the “Company”), was incorporated in the State of Nevada on March 2, 2010. Pursuant to a corporate reorganization consummated on December 23, 2014, the Company changed its business focus to an exploration, mining and product marketing company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. The business strategy of the Company is to identify, acquire, define, develop and operate world-class industrial and natural resource properties and to contract for mine development and operations services to its mining properties located initially in the Western United States and currently in California and Nevada. The Company plans to package and market such industrial and natural minerals to retail and wholesale industrial and agricultural market sectors. The Company will initially seek to develop deposits of pozzolan, and potassium sulfate on its own properties or acquire such minerals from other sources. These minerals have a wide range of uses including construction, agriculture additives, animal feedstock, ceramics, synthetics, absorbents and electronics. The Company’s activities are subject to significant risks and uncertainties including its ability to secure additional funding to pursue its operations.

Purebase is headquartered in Ione, California. Purebase’s business is divided into wholly-owned subsidiaries which will operate as business divisions, whose sole focus is to develop sector related products and to provide for distribution of those products into primarily the agricultural and construction industry sectors.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC (“USAM”) and its majority-owned subsidiary Purebase Networks, Inc. (FY 2017 only), collectively referred to as the “Company”. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to present fairly the consolidated financial position at November 30, 2018 and November 30, 2017 and the consolidated results of operations and cash flows of the Company for the fiscal years ended November 30, 2018 and November 30, 2017.

Going Concern

The Company incurred a net loss of $1,164,463 for the fiscal year ended November 30, 2018 and generated negative cash flows from operations. In addition the Company has generated modest revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from advances from an affiliate, the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Purebase Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $11,137 and $0 at November 30, 2018 and 2017, respectively. Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

Revenue is recognized when the product has shipped, and the title has transferred to the customer.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants and stock options. The outstanding warrants and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect. For the years ended November 30, 2018 and 2017 warrants and options to purchase 550,000 and 500,000, respectively, have been excluded from the computation of potential dilutive securities.

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

Equipment	3-5 years
Autos and trucks	5 years

Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred~~.~~ When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s accounts are insured by the FDIC but at times may exceed federally insured limits. At November 30, 2018 no accounts exceeded FDIC limits.

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

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts recovered were $1,156 and a credit of $1,341 included in general administrative expenses for the years ending November 30, 2018 and November 30, 2017, respectively.

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

Purebase Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Income Taxes

No provision for Income Taxes has been recognized for the years ended November 30, 2018 and 2017, due to continued net losses from operations. Cumulative net losses from operations are $6,950,984 at November 30, 2018. The Company’s effective income tax rate is reduced to 0% due to changes in the valuation allowance for deferred income tax assets.

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

The Company has adopted FASB ASC 740-10, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended November 30, 2018 and 2017. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset’s carrying amount. No impairment losses were recorded during the years ended November 30, 2018 and 2017.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 became effective for the Company in the quarter ending February 2018 with no significant impact on the Company’s financial statements.

Purebase Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 201-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with the adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease was granted by the BLM to US Mine Corp. covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres. All rights and obligations under the Preference Rights lease have been assigned to the Company by US Mine Corp. These rights are presented at their cost of $200,000. This lease requires minimum payments of $7,503 per year to the BLM.

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, US Mine Corp assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management (“BLM”). An initial deposit of $50,000 was paid to escrow, and the agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of another $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of Purebase, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses. The mining claims require a minimum royalty payment of $3,500 per year. During the year ended November 30, 2017, US Mine Corp. agreed to offset the $75,000 deposit against money owed to US Mine Corp. As a result, the purchase price is now back to $650,000 plus expenses.

Purebase Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4. NOTES PAYABLE

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at November 30, 2018 and November 30, 2017. The Note is in Default however, the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions.

On February 26, 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum. The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2018.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due and payable on demand. The balance of the Note was $177,096 at November 30, 2018.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

Purebase is using office space provided by U S Mine Corporation, a company that is owned by the Company’s Majority Shareholders and Directors A. Scott Dockter and John Bremer. There is currently no lease between the two Companies for Purebase’s use of the office space provided.

Mineral Properties

Our mineral rights require various annual lease payments. See Note 3.

Legal Matters

Purebase and US Agricultural Minerals, LLC along with certain principals of those entities were named as defendants in a Complaint filed in the Second Judicial District Court in Washoe County, Nevada (Case # CV14 01348) on June 23, 2014. The Complaint was filed by Madelaine and Edwin Durand alleging various causes of action including breach of contract and misrepresentations by various defendants and certain principals of Purebase and USAM. The substance of the Complaint involves the alleged breach and other wrongful acts pertaining to a Mineral Lease Contract and a Non-Disclosure, Confidentiality and Non-Compete Agreement entered into between the Plaintiffs and the Defendants. Discovery closed in June, 2017. The jury trial commenced on February 12, 2018 and following the Plaintiff’s presentation of their case, on February 14, 2018 the Judge entered a Directed Verdict in favor of the Defendants. Furthermore, in exchange for the Defendants waiving their cross complaint for damages, Plaintiffs agreed to waive all rights to appeal the verdict. Purebase paid the total cost to defend this case which amounted to $420,989.

On April 30, 2016, the Purebase Board of Directors agreed to form a joint venture with John Wharton and Steve Ridder to develop certain technologies to allow farmers to optimize crop growth. In May, 2016 Messrs. Wharton and Ridder incorporated a Delaware corporation called Purebase Networks, Inc.(“PNI”) to develop these technologies. Purebase owned a 82% interest in this new company and Scott Dockter was a Director along with Messrs. Wharton and Ridder. In order to fund this farming technology PNI raised approximately $750,000 from investors of which $500,000 was recorded as a subscription liability on November 30, 2016. However, in November, 2016 Purebase became dissatisfied with the management and progress of PNI’s business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. Subsequent to this action, PNI obtained a Temporary Restraining Order against Mr. Ridder to prevent him from taking any further action relating to PNI’s business or corporate funds. In March 2017 PNI entered into a Settlement Agreement with Mr. Ridder to resolve the dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Ridder’s Settlement Agreement stipulates that the ownership of PNI by Purebase will be reduced to 10%. This settlement resulted in a deconsolidation of PNI from the Purebase financial statements which is discussed in Note 7 below. Mr. Ridder’s and Mr. Wharton’s Settlement Agreement also includes a mutual release from any actions by PNI against Mr. Ridder and Mr. Wharton and Mr. Ridder and Mr. Wharton against PNI. An Amended and Restated Settlement Agreement was entered into on August 10, 2017 pursuant to which Teralytics Inc. (formerly PNI) repurchased Purebase’s remaining interest in Teralytics, Inc. and the Company received $250,000.

Purebase Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On September 21, 2016 the Company’s President, David Vickers, left the Company. Subsequent to his departure, Mr. Vickers has retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017, the Company was served by Mr. Vickers’ attorney with a demand for arbitration of the above referenced claims. It is too early to estimate the likelihood of an unfavorable outcome, however Mr. Vickers’ demand for arbitration stated a claim of over $850,000. On June 5, 2018 the parties participated in a voluntary mediation however the parties were unable to reach a resolution. The Company plans to vigorously defend these claims in arbitration which is currently scheduled for May 7, 2019.

On August 30, 2018 the Company was named as a Defendant in a Complaint filed by Tessenderlo Kerley, Inc. alleging trademark infringement relating to the Plaintiff’s trademark PURSHADE and the Company’s product Purebase Shade Advantage. The Company filed its Answer on September 21, 2018 denying the allegations set forth in the Complaint. The lawsuit is in its early stages of discovery. The Company intends to vigorously defend this lawsuit.

Subsequent to the Company’s fiscal year end, the Company received a letter dated January 7, 2019 from attorney’s representing Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by Purebase on behalf of Superior Soils. The soil amendments were not labeled correctly requiring the entire shipment of product to be returned to Purebase. The letter makes a demand for approximately $300,000 and threatens litigation if such amount is not paid. The Company does not believe it was responsible for the mis-labelling and, therefore, does intend to pay any claims by Superior Soils and has not reserved any amounts to pay any claims Superior Soil may pursue.

Contractual Matters

On November 1, 2013, Purebase entered into an agreement with US Mine Corp, which performs services relating to product fulfillment and various technical evaluations and mine development services to Purebase with regard to the various mining properties/rights owned by Purebase. Terms of services and compensation will be determined for each project undertaken by US Mine Corp.

On October 12, 2018 the Purebase Board approved a Material Supply Agreement with US Mine Corp pursuant to which USMC will provide designated natural resources to Purebase at predetermined prices.

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

Purebase Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”). The cash accounts, at times, may exceed federally insured limits. At November 30, 2018 there were no accounts which exceeded FDIC insurance limits.

NOTE 6. STOCKHOLDERS’ EQUITY

Authorized Shares

The Company’s amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares. No preferred stock was outstanding at November 30, 2018 and 2017.

Warrants and Option Awarded

Warrants

During the course of the year ended November 30, 2015, the Company raised capital through the sale of units. Each unit was comprised of one share of common stock and one warrant. There were no warrants outstanding at November 30, 2018.

The following table summarizes all warrant activity for the years ended November 30, 2018 and 2017:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at November 30, 2016	477,494	$3.42
Granted	0	0
Exercised	0	0
Expired	(477,494)	3.42
Outstanding at November 30, 2017	0	$0
Granted	0	0
Exercised	0	0
Expired	0	$0
Outstanding at November 30, 2018	0	$0

Stock Options

On November 10, 2017 the Company’s Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. As of November 30, 2018 and 2017 50,000 and 0 options had been granted under the Option Plan, respectively.

The Company has also granted 500,000 options pursuant to employment contracts entered into by the Company and the respective employee.

The estimated weighted average fair values of the options granted during the year ended November 30, 2018 is $0.12 per share.

The Company estimates the fair value of each option award using the Black-Scholes option-pricing model.

Purebase Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company used the following assumptions to estimate the fair value of stock options issued during the year ended November 30, 2018.

November 30, 2018

Expected volatility	150%
Expected Term	5.5 years
Dividend Yield	0%
Risk-free interest Rate	2.17%

Employee stock-based options compensation expenses for the years ended November 30, 2018 and 2017 included in general and administrative expense totaled $203,414 and $384,907, respectively.

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

The following is a schedule summarizing employee and non-employee stock option activity for the years ended November 30, 2018 and 2017.

	Number of Options	Weighted Average Exercise Price		Aggregate Intrinsic Value	Weighted Average Contractual terms

Outstanding at December 1, 2016	6,500,000		2.54	$0
Granted	0	$	N/A	0
Exercised	0		N/A	0
Expired/Cancelled	(6,000,000)		$2.50	$0
Outstanding 11/30/17	500,000		$3.00	$0
Granted	50,000		$0.12	0
Exercised	0	$	N/A	0
Expired/Cancelled	0	$	N/A	0
Outstanding 11/30/18	550,000		$2.74	$0	7.50 years
Exercisable 11/30/2018	400,000		$3.00	0	7.25 years
Expected to vest 11/30/18	150,000		$2.04	$0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

The aggregate intrinsic value of options outstanding and exercisable was $0 for the years ended November 30, 2018 and 2017.

As of November 30, 2018 the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $62,224 which is expected to be recognized over approximately 1 year.

Purebase Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7. RELATED PARTY TRANSACTIONS

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2018.

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide Product fulfillment and various technical evaluations and mine development services to the Company. Services totaling $195,116 and $155,534 were rendered by USMC for the year ended November 30, 2018 and 2017, respectively.

During the year ended November 30, 2018, USMC paid $174,451 of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $802,000. During the year ended November 30, 2017, USMC paid $736,038 of expenses to the Company’s vendors and creditors on behalf of the Company and made cash advances to the Company of $432,000 and offset a $75,000 deposit on the Snow White Mine property. The balance due to USMC is $3,669,275 and $2,497,708 at November 30, 2018 and November 30, 2017, respectively.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due upon demand. A payment of $20,000 was made on this Note during 2018, leaving a balance of $177,096 as of November 30, 2018.

In April, 2016, the Company entered into a joint venture in order to develop proprietary technologies for use in the agricultural markets, primarily to assist farmers in managing their crops. In furtherance of this joint venture, in May, 2016 a Delaware corporation called Purebase Networks, Inc. (“PNI”) was formed in order to develop these farming technologies. The Board of Directors consisted of John Wharton, Steve Ridder and Scott Dockter with Mr. Wharton and Mr. Ridder serving as the executive officers. As of November 30, 2016, the Company owned an 82% ownership interest in PNI. In order to fund PNI’s technology development, it raised investor funds of $750,000 of which $500,000 was recorded as a subscription liability on PNI’s balance sheet. The Company became dissatisfied with the management and progress of PNI’s business and on November 16, 2016 the PNI Board relieved Mr. Ridder of his officer duties. PNI commenced negotiating a Settlement Agreement with Mr. Ridder and Mr. Wharton and entered into Settlement Agreements dated March 27, 2017 with Mr. Ridder and Mr. Wharton to resolve their dispute, terminate the legal actions against Mr. Ridder and restructure the management and ownership of PNI. Mr. Wharton’s Settlement Agreement provided for the cancellation of certain stock options granted to him to purchase 1,000,000 shares of the Company’s common stock. Mr. Ridder’s Settlement Agreement provided for the cancellation of certain stock options granted to him to purchase 5,000,000 shares of the Company’s common stock and stipulates that the ownership of PNI by the Company will be reduced to 10%. This settlement has resulted in a deconsolidation of PNI from the Company’s financial statements as of the fiscal quarter ended May 31, 2017. On August 10, 2017 Mr. Ridder and the Company entered into an Amended and Restated Settlement Agreement pursuant to which Teralytics, Inc. (formerly PNI) obtained the Company’s remaining 10% interest for $250,000. Due to the elimination of any ownership in Teralytics, Inc. and the absence of any of the Company’s officers or Directors serving in similar or any capacity with Teralytics, Inc., the Company will no longer have any ownership interest in or influence over Teralytics, Inc.

NOTE 8. CONCENTRATIONS

Major Customers

The Company had three major customers that represented 74% and 53% of total sales for the years ended November 30, 2018 and 2017, respectively. Accounts receivable from two customers represented 100% of total accounts receivable at November 30, 2018 and 2017, respectively.

Major Vendors

For the years ended November 30, 2018 and 2017, purchases from one vendor comprised approximately 100% and 85% of total purchases, respectively. This one vendor was US Mine Corp, a related party to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have also indicated that there were no changes in internal controls over financial reporting during the Company’s last quarter of the fiscal year ended November 30, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2018 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified three material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

●	Lack of an independent financial expert on the Board. The current board of directors now includes a majority of non-employee Directors however the Board still lacks an independent financial expert. The current board is composed of four members and may be expanded to as many as nine members under the Company’s By-Laws.
●	Lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions. Currently, the Company’s CFO and one staff member are responsible for all bookkeeping and oversight relating to the Company’s financial reports and cash flow. The Company plans to diversify some of the CFO’s current functions in order to achieve adequate segregation and second person review of duties over various accounting and reporting functions.
●	Lack of adequate oversight/approval of transactions with related parties of the Company. In order to partially address this issue, the Board consented to appointing its two independent directors, Messrs. Swett and Lim, as “Negotiators” to negotiate any transactions on behalf of the Company with affiliated entities or where a conflict of interest may be present. The Company intends to adopt additional procedures for disbursing funds to officers and affiliates of the Company.

●	Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 9B. OTHER INFORMATION

An Information Statement and Notice of Action Taken by Written Consent of Majority Stockholders in Lieu of an Annual Meeting was mailed to all stockholders on October 24, 2018. The Information Statement reported that Company stockholders owning 60% of the Company’s outstanding voting stock took the following action as of September 21, 2018:

1)	Elected A. Scott Dockter, John Bremer, Calvin Lim, Tomas Swett and David Jenkins to serve as Directors of the Company; and
2)	Approved the 2017 Purebase Corporation Stock Option Plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of five members. Each director holds office until his/her successor is duly elected by the stockholders. Executive officers serve at the pleasure of the Board of Directors. Our current directors and executive officers are:

Name	Age	Position	Director Since
A. Scott Dockter	62	CEO and Director	9/24/2014
Calvin Lim	61	Director	10/27/2014
John Bremer	69	Director	12/23/2014
Thomas Swett	46	Director	7/24/2018
David Jenkins	64	Director	11/13/2018
John Gingerich	65	Former Director(1)	9/24/2015
Al Calvanico	59	CFO	3/15/2016

(1) Mr. Gingerich resigned on October 16, 2018.

A. Scott Dockter has been the CEO and Director of the Company since September 24, 2014 and President and a Director of Purebase Ag. since January 22, 2014. Mr. Dockter also serves as the CEO and a Director of US Mine Corp. from 2012 to the present. US Mine Corp. is a private company focusing on the development and contract mining of industrial mineral and metal projects. Mr. Dockter was also a Manager-Member of U.S. Agricultural Minerals, LLC from its inception in June, 2013 until its acquisition by Purebase Ag on November 24, 2014 however he continues as the COO of the LLC. Mr. Dockter is also a Manager-Member of US Mine, LLC which owns a 3,306 - acre mining property located in Ione, CA. From July 2010 to June 2012, Mr. Dockter served as CEO, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the United States, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has had comprehensive involvement in all aspects of the mining business, including exploration, permitting, mine development, financing, operations, asset acquisitions, and marketing and sales. His experience covers a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals. Mr. Dockter has over 19-years’ experience as a director of public corporations and has broad experience in the debt and equity markets. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. Mr. Dockter is not currently an officer or director of any other reporting company.

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

Tom Swett was appointed to the Board on July 24, 2018. Thomas M. Swett, Esq. was raised in Jackson, California and attended the University of Nevada, Reno where he obtained a Bachelor of Science degree in Natural Resource Management. He went on to attend Oregon State University, where he obtained his Master of Science degree in Forest Products with a minor in Business Administration. Upon graduation, Mr. Swett worked in the forest products manufacturing industry in California, Oregon, Washington, and mainland China with responsibility for production, quality control, and process improvement. Mr. Swett was later hired as the quality control/process improvement supervisor for Simpson Timber Company’s Shelton Washington sawmill complex, which at the time was the largest softwood lumber manufacturing operation in the United States. Mr. Swett attended the University of the Pacific, McGeorge School of Law in Sacramento, California and graduated in 2004. Upon graduating from law school Mr. Swett began his legal practice as an associate at McDonough Holland & Allen, P.C. in Sacramento, California focusing on real estate law, land title and escrow disputes, and general litigation in support of the firm’s transactional practices. Mr. Swett has since had of-counsel relationships with Boutin Jones and with Harrison Temblador Hungerford & Johnson and in April 2016 commenced practicing as a partner with Burton Richards & Swett, P.C. where he continues to focus on real estate law and general business litigation. In addition to his legal practice, in 2007 Mr. Swett commenced project management work for Amador Ranch Associates, LLC, owners of Rancho Arroyo Seco, a 16,000-acre property in Amador County, California. In connection with that project, Mr. Swett manages the property’s active sand and gravel, hard rock, and clay mining operations, including regulatory compliance issues. Mr. Swett also supervised the entitlement of the Newman Ridge Quarry and Edwin Center industrial area, a 210-million-ton hard rock mining entitlement coupled with a 135-acre industrial/manufacturing area permitted for aggregate processing and value-added manufacturing such as ready-mix and asphalt production.

David Jenkins was elected to serve on the Company’s Board of Directors and assumed his position on November 13, 2018. Mr. Jenkins replace current Director John Gingerich. Mr. Jenkins is a native of Sacramento, California. He graduated from Brigham Young University, Utah in 1979 with a degree in Geological Science and continued at Brigham Young to earn his master’s degree in Geological Science in 1981. After graduation, Mr. Jenkins started his career as a petroleum geologist for the Union Oil Company, first developing oil fields offshore in the Santa Barbara Channel, California and then developing major gas fields in the Gulf of Thailand. Thereafter he moved to Oklahoma City, working in petroleum exploration and development of Union Oil’s oil and gas fields in the mid-continent. After eight years with Union Oil, Mr. Jenkins transferred to the North American Refractories Company (NARCO) as chief geologist over all company mining properties in northern California. Over the next eight years, he was promoted first to Manager of Mines over all west-coast mining operations and then to Area Operations Manager. As Area Operations Manager, he oversaw two refractory production plants with all associated mining and the 80+ employees. During his six-year term in this position, all corporate financial goals were met, and Mr. Jenkins’ plants had the best safety records in the company and lowest workman’s compensation claims for four years running. In 2002, Mr. Jenkins formed Ione Minerals, Inc. and purchased the existing Ione kaolin clay plant and mining operations in Amador County, California from NARCO where he successfully continued the clay milling business as President and CEO for the following fourteen years. In 2016, Mr. Jenkins and his partners sold Ione Minerals to US Mine Corporation. Since 2016, Mr. Jenkins has worked for US Mine Corp as its Clay Operations Manager. In addition to operating Ione Minerals Inc., Mr. Jenkins has served for the past eight years on the board of directors for Core Systems, a privately held technology company in Fremont, California. Core Systems is a world leader in semi-conductor ion implant outsourcing technology.

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

All of the current Directors were elected by consent of the majority stockholders on September 28, 2018 and their current terms commenced on November 13, 2018. Directors serve for a one-year term or until his or her successor is elected and qualified. Our Bylaws provide for one to nine directors with the Board having the authority to set the number of Directors within that range. The Board has determined five directors as the current authorized number. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Corporate Governance

Our Board of Directors has five directors and on October 21, 2016 it established an Audit Committee. The current members of the Audit Committee are John Bremer and Thomas Swett. Our Board does not have an executive committee or any committee performing similar functions. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent however, 3 of our 5 Directors are not officers/employees of the Company.

Audit Committee Functions

The Company’s Audit Committee is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors and, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to stockholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. The Audit Committee did not meet during fiscal year ended November 30, 2018.

Compensation and Nominations Committees

The Company has a Compensation Committee currently consisting of Thomas Swett and Calvin Lim. The Compensation Committee initially determines matters relating to executive officer compensation, issuances of stock options and other compensatory matters. The Committee will then make recommendations to the Board of Directors, who will then participate in discussions concerning executive officer compensation, issuances of stock options and other compensatory matters. The Compensation Committee met once during the fiscal year ended November 30, 2018.

Stockholder Communication Policy

Stockholders may send communications to the Board or individual members of the Board by writing to them, care of Secretary, Purebase Corporation, 8625 State Highway 124, P.O. Box 757, Ione CA 95640, who will forward the communication to the intended director or directors, and officers of the Company. If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality. Examples of ways to submit a confidential communication would be to conspicuously mark “CONFIDENTIAL” on any envelope or package submitted or, if an e-mail communication, request the Director’s personal e-mail address to send a communication rather than the Company’s general e-mail address.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. We will provide any person, without charge, a copy of this Code by requesting a copy in writing sent to Purebase Corporation, 8625 State Highway 124, P.O. Box 757, Ione CA 95640, Attention: Corporate Secretary. The Code of Business Conduct and Ethics has also been filed as Exhibit 14 to last year’s Annual Report on Form 10-K.

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

Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, since December 1, 2017, its executive officers and directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except as follows:

Mr. Swett was required to file a Form 3 by August 3, 2018 but did not file his Form 3 until December 6, 2018.

Mr. Jenkins was required to file a Form 3 by November 23, 2018 but did not file his Form 3 until December 14, 2018.

Mr. Dockter acquired additional shares of the Company’s common stock on July 23, 2018 which acquisition should have been reported by July 25, 2018 but did not file a Form 4 reporting such acquisition until October 16, 2018.

Limitation of Liability and Indemnification Matters

The Company’s Bylaws provide that it will indemnify its officers and directors, employees and agents and former officers, directors, employees and agents so long as such person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company. This indemnification includes expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by these individuals in connection with such action, suit, or proceeding, including any appeal thereof, subject to the qualifications contained in Nevada law as it now exists. Expenses (including attorneys’ fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Company in advance of the final disposition of such action, suit, or proceeding upon authorization of the Board of Directors and receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount, unless it shall ultimately be determined that he or she is entitled to be indemnified by the Company as authorized in the Bylaws. This indemnification will continue as to a person who has ceased to be a director, officer, employee or agent, and will benefit their heirs, executors, and administrators. These indemnification rights are not deemed exclusive of any other rights to which any such person may otherwise be entitled apart from the Bylaws. Nevada law generally provides that a corporation shall have the power to indemnify persons if they acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. In the event any such person is judged liable for negligence or misconduct, this indemnification will apply only if approved by the court in which the action was pending. Any other indemnification shall be made only after the determination by the Company’s Board of Directors (excluding any director who was party to such action), by independent legal counsel in a written opinion, or by a majority vote of stockholders (excluding any stockholders who were parties to such action) to provide such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Board Meetings and Committees

Our Board of Directors held five meetings during the fiscal year ended November 30, 2018 and acted by unanimous written consent on two occasions. Each director during fiscal year 2018 participated in at least 75% of the aggregate number of the meetings or actions taken in lieu of a meeting of the Board during his term in office held during fiscal year 2018.

Attendance of Directors at Annual Meetings of Stockholders

The Company has a policy of encouraging, but not requiring, directors to attend the Company’s annual meeting of stockholders if and when held.

Compensation Paid to Directors

At present we do not pay our Directors any compensation or cost reimbursement for their service as Directors. We have no standard arrangement pursuant to which our Directors are compensated for any services provided as a director or for committee participation or special assignments. The Company’s Directors were not paid any compensation during fiscal years 2018 or 2017 for services as a Director.

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company’s Principal Executive Officers during the fiscal years ended November 30, 2018 and 2017 and each employee who received annual compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Scott Dockter	2018	120,000	-0-	-0-	-0-	-0-	-0-	-0-		120,000
(Pres/CEO)	2017	118,462	-0-	-0-	-0-	-0-	-0-	-0-		118,462

Al Calvanico	2018	230,000	-0-	-0-	-0-	-0-	-0-	-0-		230,000
(EVP/CFO)	2017	227,051	-0-	-0-	-0-	-0-	-0-	-0-		227,051

Robert Hurtado	2018	38,308	-0-	-0-	-0-	-0-	-0-	11,848	(2)	50,156
(VP)(1)	2017	118,462	-0-	-0-	-0-	-0-	-0-	-0-		118,462

(1) Mr. Hurtado was terminated on March 15, 2018

(2) Represents accrued vacation paid upon separation.

The Company intends to pay cash compensation to its officers and consulting fees to entities providing services to the Company and owned by its Directors in the future as determined and approved by the Compensation Committee of the Company’s Board of Directors.

Equity Based Compensation

On November 10, 2017 the Company’s Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. Awards will consist if both incentive and non-incentive stock options. The Option Plan has a term of 10 years. Option Plan is administered by the Compensation Committee of the Board of Directors. As of November 30, 2018 50,000 options had been granted under the Option Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name & Position	Number of securities underlying unexercised options/ exercisable	Number of securities underlying unexercised options/ un- exercisable		Equity incentive plan awards: Number of securities underlying unexercised/unearned options	Option exercise price ($)		Option Expiration date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares or other rights that have not vested ($)
Jim Bennett	200,000	-0-		-0-	3.00		2/16/26	-0-	-0-	-0-	-0-
Al Calvanico (CFO)	200,000	100,000	(1)	-0-	3.00	(2)	3/14/26	100,000	15,000	-0-	-0-
Gary Gilliland (Consultant)	-0-	50,000		-0-	0.12		9/25/28	50,000	6,000	-0-	-0-

(1)	Mr. Calvanico was granted stock options to purchase 300,000 shares of the Company’s common stock which are subject to vesting over 3 years. As of November 30, 2018, 200,000 stock options had vested with the balance to vest on March 14, 2019.
(2)	The option exercise price is subject to reductions based on various market conditions.

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

During fiscal year 2019 the Board hopes to be able to initiate employee base salaries and grant a full range of incentives based upon the individual effort and the overall success of the Company during the current fiscal year. The Board has not determined specific target objectives due to the significant challenges which face the Company as a development stage company during the current fiscal year. However, we will monitor the efforts of individual officers and employees and the overall success of the Company in determining if and when incentives can be granted. Because we have not determined any target objectives, we are unable to provide an assessment of how likely it will be for incentives to be achieved by our executive officers. Achievement of incentives involves future performance and, therefore, is subject to significant uncertainties. However, the Board believes it will establish future target objectives that are achievable with an appropriate amount of dedication and hard work.

Compensation Philosophy

The Compensation Committee will determine compensation levels and components for Named Executive Officers (“NEOs”) to attract, retain, and motivate talent in our competitive market environment while focusing the management team and the Company on the creation of long-term value for stockholders. Positions included as NEOs during FY 2019 include: Principal Executive Officer and the Chief Financial Officer. Other positions may be added as business conditions warrant. If an NEO is also a Director, such NEO will abstain from participating in or voting on his/her own compensation package.

The Compensation Committee will administer four elements for NEO’s compensation: base salary (cash), short-term incentives (bonus – cash, equity, or both), long-term incentives (equity/options), and benefits. The total compensation package will reflect the Company’s “Pay for Performance” philosophy, which is to couple employee rewards with the interests of stockholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of stockholders. Further, we believe in development and internal promotion of proven, existing employees whenever optimal for the interests of the Company. When cash flow permits, the Board will target the total compensation level over time to be competitive with comparable companies in our industry segments and geographic locations.

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

Short-Term Incentive (Bonus)

The Board will strive to grant bonuses to incentivize officers and employees when their job performance justifies such bonuses and the financial condition of the Company permits such incentives to be granted. Since we have been in business for a relatively short period of time, the Board will evaluate whether any bonuses are warranted after an evaluation of each fiscal year’s performance. No bonuses were awarded during the 2018 or 2017 fiscal years.

Long-Term Incentives (Stock Options)

The Board believes that providing stock and option grants to its officers and directors rewards such individuals for the long-term financial success of the Company and links their rewards to those of our stockholders.

On November 10, 2017 the Company’s Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. Awards will consist if both incentive and non-incentive stock options. The Option Plan has a term of 10 years.

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

Employment Agreements

As of the end of FY 2018, the Company’s CFO had an executive employment agreement which has a 3 year term expiring in March, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of December 31, 2018, the ownership of the Company’s common stock by its current directors, and its executive officers and all officers and directors as a group, and each person known to be the beneficial owner of more than 5% of the Company’s outstanding common stock. To the Company’s best knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are no known pending or anticipated arrangements that may cause a change in control.

Name of Beneficial Owner	Number of Shares Owned Beneficially		Percent Of Class	Title Of Class
A. Scott Dockter, CEO and Director 3090 Boeing Road Cameron Park, CA 95682	44,665,932		31.6%	Common
John Bremer, Director 10490 Dawson Canyon Road Corona, CA 92883	40,163,000	(1)	28.4%	Common
Calvin Lim, Director 6580 Haven Side Drive Sacramento, CA 95831	-0-		0%	Common
Thomas Swett, Director 3125 Petty Lane Carmichael, CA 95608	-0-		0%	Common
David Jenkins 1110 West Marlett Street Ione, CA 95640	272,000	(2)	Less than 1%	Common
Al Calvanico CFO 8625 State Highway 124 P.O. Box 757 Ione, CA 95640	303,000	(3)	Less than 1%	Common
All Executive Officers and Directors as a group (6 people)	85,403,932		60.4%	Common
Baystreet Capital Corp. Bayshore Capital 136 Turtle Cove Road Turks & Caicos Islands British West Indies	21,338,800	(4)	15.1%	Common
Kevin Wright 1 Yonge Street, Suite 1801 Toronto, ON M5E 1W7	12,582,800		8.9%	Common

(1)	Amount includes 57,500 shares held by Mr. Bremer’s wife for which he disclaims beneficial ownership.
(2)	Amount includes 194,286 shares held as joint tenant with Mr. Jenkins’ wife.
(3)	Amount includes options to purchase 300,000 shares of the Company’s common stock which will have vested and be exercisable as of 3/14/19.
(4)	Todd Gauer is the principal owner of both Baystreet Capital and Bayshore Capital.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE

Interest of Management and Others in Certain Transactions

The Company acquired the rights to purchase the Snow White Mine property from US Mine Corp., which is a Nevada corporation of which Scott Dockter and John Bremer are owners and executive officers. On November 24, 2014 US Mine Corp purchased the Snow White property for $650,000. On December 1, 2014 US Mine Corp transferred its right to purchase the Snow White property to the Company at which time the Company paid a down payment of $50,000. John Bremer, a Director and major stockholder of Purebase, advanced an additional $25,000 in order to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer acquired the property on or about October 15, 2015 by paying the remaining purchase price balance of $575,000 to the Seller. During the year ended November 30, 2017, US Mine Corp. agreed to offset the $75,000 deposit against money owed to US Mine Corp. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer the remaining $650,000 plus expenses.

Purebase entered into a Contract Mining Agreement with US Mine Corp (“USMC) pursuant to which USMC will provide various technical evaluations and mine development services to Purebase.

On October 12, 2018 the Purebase Board approved a Material Supply Agreement with US Mine Corp pursuant to which USMC will provide designated natural resources to Purebase at predetermined prices.

USMC currently provides approximately 100% of the minerals used by Purebase in its agricultural products. Purebase incurred costs to USMC of $195,116 and $155,534 for both mining services and natural resources provided by USMC during the fiscal years ended November 30, 2018 and November 2017, respectively. USMC is a company in which the two major stockholders and Directors of Purebase, A. Scott Dockter and John Bremer, own a substantial interest.

During the year ended November 30, 2018, USMC paid $174,451 of expenses to the Company’s vendors and creditors on behalf of the Company and made cash advances to the Company of $802,000. During the year ended November 30, 2017, USMC paid $736,038 of expenses to the Company’s vendors and creditors on behalf of the Company and made cash advances to the Company of $432,000 and offset a $75,000 deposit on the Snow White Mine property. The balance due to USMC is $3,669,275 and $2,497,708 at November 30, 2018 and November 30, 2017, respectively.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 31, 2018.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and amounts owed to various creditors assumed, by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due on demand. A payment of $20,000 was made on this Note during 2018, leaving a balance of $177,096 as of November 30, 2018.

On June 23, 2016 the Company entered into Stock Option Agreements with John Wharton and Steve Ridder (officers of subsidiary Purebase Network, Inc. (PNI)) pursuant to which Mr. Ridder and Mr. Wharton, were given an option to purchase up to 5,000,000 and 1,000,000 shares, respectively, of Purebase common stock at an option price of $2.50/share. Subsequent to the fiscal year-end, PNI commenced negotiating a Settlement Agreement with Mr. Wharton and Mr. Ridder and entered into a Settlement Agreement with Mr. Ridder dated March 27, 2017 to resolve the parties’ differences. Pursuant to Mr. Ridder’s Settlement Agreement, he agreed to cancel his options to purchase 5,000,000 shares of the Company’s common stock and mutual releases by PNI and Mr. Ridder from any further liability to each other. In addition, the Settlement Agreement provided for the Company to retain a 10% ownership of PNI and for Mr. Scott Dockter and Mr. Wharton to resign from the PNI Board leaving Mr. Ridder as the sole officer and Director of PNI. The Company has also negotiated a Settlement Agreement with two PNI investors in which PNI will refund $425,000 of their prior investments in PNI in exchange for releases from any actions by the investors against PNI, Mr. Wharton or Mr. Ridder. An Amended and Restated Settlement Agreement with Mr. Ridder was entered into on August 10, 2017 pursuant to which Teralytics, Inc. (formerly PNI) repurchased Purebase’s remaining interest in Teralytics, Inc. and the Company received $250,000. Purebase has no further interest in or involvement with Teralytics, Inc.

Except for the above, during the fiscal years ended November 30, 2018 and November 30, 2017, there have not been, any material agreements or proposed transactions, whether direct or indirect, with any of the following:

●	a Director or Officer of the Company or a company in which such person has a financial interest;

●	any nominee for election as a director;
●	any principal security holder identified in the preceding “Security Ownership of Certain Beneficial Owners and Management” section; or
●	any relative, spouse, or relative of such spouse, of the above referenced persons.

Should a transaction, proposed transaction, or series of transactions involve: (i) one of our officers or directors, (ii) a related entity or an affiliate of a related entity, or (iii) a holder of stock representing 5% or more of the voting power (a “related entity”) of our then outstanding voting stock, the transactions must first be approved by the two disinterested Directors, namely Messrs. Swett and Lim, and then approved by our Board of Directors. In the event a member of the Board of Directors is a related party, such Director(s) may participate in the discussion of the proposed related party transaction but will abstain from the Board vote relating to such transaction.

Director Independence

As of November 30, 2018, only two of the five Company Directors, Thomas Swett and Calvin Lim would be deemed “independent” under the applicable NASDAQ definition. While John Bremer, a stockholder and Director of the Company, is not an officer or employee of the Company, he currently serves as a major stockholder and Director of USMC and is a Member-Manager of U S Mine, LLC. A. Scott Dockter, is the CEO of Purebase and a Director, officer and stockholder of USMC and a Member-Manager of U S Agricultural Minerals, LLC. The Company anticipates appointing one or more directors to its Board during the current fiscal year who would be deemed independent directors and an independent financial expert.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

On October 21, 2016, the Company established its Audit Committee. The Company’s Audit Committee duties include reviewing and evaluating the efforts of the Company’s independent auditors and the review and authorization of all non-audit fees incurred by the Company.

The Committee has reviewed and discussed with the Company’s management the audited consolidated financial statements as of and for the fiscal years ended November 30, 2018 and 2017.

The Committee discussed with Rose, Snyder & Jacobs LLP, the Company’s independent auditors (“RSJ”), the matters required to be discussed by PCAOB on Auditing Standards No. 16, Communication with Audit Committees.

The Audit Committee has received and reviewed the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with RSJ its independence.

Based on the reviews and discussions referred to above the Board has approved the audited financial statements referred to above to be included in the Company’s Annual Report on Form 10-K for the periods ended November 30, 2018 and 2017 to be filed with the SEC.

The material contained in this Committee’s Report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act, or the Exchange Act, whether made before or after the date of this annual report and irrespective of any general incorporation language in such filing.

Independent Public Accountants

The Company’s independent public accountants for the last completed fiscal years ended November 30, 2018 and 2017, were Rose, Snyder & Jacobs LLP.

Principal Accountant’s Fees and Services

During the Company’s fiscal years ended November 30, 2018 and 2017 the Company was billed the following aggregate fees by RSJ.

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements included in this Form 10-K, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

The aggregate fees billed by RSJ to the Company for professional services rendered for the audit of the Company’s and its subsidiaries’ financial statements for the fiscal year, and for services provided by RSJ in connection with statutory or regulatory filings for the fiscal year, were $68,000 and $86,500 billed by RSJ for the fiscal years ended November 30, 2018 and 2017, respectively.

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. During fiscal years 2018 and 2017, RSJ did not bill for Audit-related Fees.

Tax fees

In fiscal year 2018, $11,300 and fiscal year 2017 $10,000, was paid for professional services rendered for tax, compliance and preparation of our corporate tax returns.

All Other Fees

There are no other fees to disclose.

Auditor Independence

As stated elsewhere in this report, all of the services performed by RSJ for fiscal year 2018 were reviewed and approved by the Company’s Audit Committee, which concluded that the provision of the non-audit services described above were compatible with maintaining the accountant’s independence.

Pre-Approved Policies and Procedures

Prior to retaining RSJ to provide services in the current fiscal year (beginning December 1, 2018), the Audit Committee first reviewed and approved RSJ’s fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. The Company’s pre-approval policy provides that the Audit Committee (or the Board in the absence of an Audit Committee) must specifically pre-approve any engagement of RSJ for services outside the scope of the fee proposal and engagement letter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Audited financial statements for the Company for the year ended November 30, 2018 for the Company and the year ended November 30, 2017 for Purebase, Inc. are included with this annual report.

(b)	Exhibits

Exhibit No.	Description of Exhibit

2.1(3)	Plan and Agreement of Reorganization between Port of Call Online, Inc. and Purebase, Inc. and Certain Stockholders of Purebase, Inc. dated December 23, 2014.
3.1.1(1)	Articles of Incorporation
3.1.2(4)	Certificate of Change to Articles of Incorporation (stock split) effective November 7, 2014
3.1.3(4)	Amendment to the Articles of Incorporation (name change) effective January 12, 2015
3.1.4(5)	Certificate of Change to Articles of Incorporation (stock split) effective June 15, 2015
3.2(1)	Bylaws
10.1(2)	Assignment of Purchase Agreement of Snow White Mine dated December 1, 2014
10.2(3)	Placer Claims Assignment Agreement dated July 30, 2014
10.3(3)	Preference Rights Lease Assignment Agreement dated October 6, 2014
10.4(3)	Plan and Agreement of Reorganization Between Purebase, Inc., US Agricultural Minerals, LLC and the Members of US Agricultural Minerals, LLC dated November 24, 2014
10.5(3)	Contract Mining Agreement dated November 1, 2013
10.6(4)	California State-sponsored Report, 2001, Mineral Land Classification of the Long Valley Pozzolan Deposits, Lassen County, California
10.7(4)	Summary prepared by Matcon Corp. covering the Snow White Mine property
10.8(7)	2017 Purebase Corporation Stock Option Plan
10.9*	Material Supply Agreement dated October 12, 2018
14(6)	Code of Business Conduct and Ethics
21(4)	Subsidiaries of Purebase Corporation
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(2) Filed as an exhibit to Registrant’s Form 8-K filed on December 2, 2014.
(3) Filed as an exhibit to Registrant’s Form 8-K filed on December 24, 2014.
(4) Filed as an exhibit to Registrant’s Form 10-K filed on March 16, 2015.
(5) Filed as an exhibit to Registrant’s Form 8-K filed on June 16, 2015.
(6) Filed as an exhibit to Registrant’s Form 10-K filed on February 28, 2018.
(7) Filed as an exhibit to Registrant’s Form 10-Q filed on July 17, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORP.

Date: March 13, 2019	By	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. Scott Dockter	Director and	March 13, 2019
A.Scott Dockter	Chief Executive Officer

/s/ Al Calvanico	Secretary and	March 15, 2019
Al Calvanico	Chief Financial Officer
(Principal Financial &
Accounting Officer)

/s/ Calvin Lim	Director	March 13, 2019
Calvin Lim

/s/ John Bremer	Director	March 12, 2019
John Bremer

