Form 10-Q
period 2019-02-28
PureBase Corp
filed 2019-04-12
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

OR

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

Registrant’s telephone number: (209) 257-4331

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of the issuer’s common stock, as of March 29, 2019 was 141,347,173.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2019	November 30, 2018
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$32,326	$8,281
Accounts Receivable, net of allowance for doubtful accounts of $11,137	5,563	8,271
Prepaid expenses and other assets	5,365	7,738
Total current assets	43,254	24,290

Property and Equipment
Property and Equipment	42,103	42,103
Autos and Trucks	25,061	25,061
Accumulated Depreciation	(64,655)	(64,076)
Total Property and Equipment	2,509	3,088

Mineral Rights Acquisition Costs	200,000	200,000
Total Assets	$245,763	$227,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$84,135	$59,712
Accrued Payroll and Related Expenses	76,376	74,138
Accrued Interest	231,554	215,768
Note Payable to Officer	177,096	177,096
Due to Affiliated Entities	3,931,825	3,669,275
Notes Payable - Current	1,025,000	1,025,000
Total Current Liabilities	5,525,986	5,220,989

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Purebase Corp. Stockholders’ Equity (Deficit)
Common stock $0.001 par value, 520,000,000 shares authorized, 141,347,173 shares issued and outstanding	70,943	70,943
Additional paid in capital	3,102,172	3,050,893
Accumulated deficit	(8,453,338)	(8,115,447)
Total Stockholders’ Equity (Deficit)	(5,280,223)	(4,993,611)

Total Liabilities and Stockholders’ Deficit	$245,763	$227,378

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS

ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	February 28, 2019	February 28, 2018

Revenue	$47,250	$124,491

Operating expenses:
General and administrative	314,540	485,745
Product fulfillment, exploration and mining expenses	54,815	15,315
Total Operating Expense	369,355	601,060

Other Income (Expenses)
Interest Expense	(15,786)	(21,408)
Total Other Income (Expenses)	(15,786)	(21,408)

Net Loss	$(337,891)	$(497,977)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	141,347,173	141,347,173

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, November 30, 2017	141,347,173	$70,943	$2,847,479	$(6,950,984)	$(4,032,562)

Stock-based compensation			$203,414		$203,414

Net Loss				$(1,164,463)	$(1,164,463)

Balance, November 30, 2018	141,347,173	$70,943	$3,050,893	$(8,115,447)	$(4,993,611)

Stock-based compensation			$51,279		$51,279

Net Loss				$(337,891)	$(337,891)
Balance, February 28, 2019	141,347,173	$70,943	$3,102,172	$(8,453,338)	$(5,280,223)

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018

(UNAUDITED)

	Three Months Ended February 28, 2019	Three Months Ended February 28, 2018

Operating activities:
Net Loss	$(337,891)	$(497,977)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	579	3,590
Stock Based Compensation	51,279	49,909

Effect of changes in:
Accounts Receivable	2,708	34,021
Prepaid expenses and other current assets	2,374	759
Accounts payable and accrued expenses	92,997	120,047
Net cash used in operating activities	(187,955)	(289,651)

Financing activities:
Advances from affiliated entity	212,000	325,000
Net cash provided by financing activities	212,000	325,000

Net change in cash	24,045	35,349
Cash, beginning of period	8,281	6,286
Cash, end of period	$32,326	$41,635

Supplemental cash flow information:
Income taxes paid in cash	$0	$0
Vendors paid by affiliated entity	$12,433	$165,857

The accompanying notes are an integral part of these financial statements

PUREBASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FEBRUARY 28, 2019

Note 1. Nature of Business

Business Overview

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

The Company’s activities are subject to significant risks and uncertainties including its ability to secure additional funding to pursue its operations

The Company is headquartered in Ione, California. The Company’s business is divided into wholly-owned and majority-owned subsidiaries which will operate as business divisions whose sole focus is to develop sector related products and to provide for distribution of those products into primarily the agricultural and construction industry sectors.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Purebase Corporation and its wholly owned subsidiaries Purebase Agricultural, Inc. (f.k.a. Purebase, Inc.) and US Agricultural Minerals, LLC (“USAM”), collectively referred to as the “Company”. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position at February 28, 2019 and the consolidated results of operations and cash flows of the Company for the three months ended February 28, 2019 and February 28, 2018. Operating results for the three months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending November 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended November 30, 2018 filed on Form 10-K on March 15, 2019.

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FEBRUARY 28, 2019

Going Concern

The Company incurred a net loss of $337,891 for the fiscal quarter ended February 28, 2019 and generated negative cash flows from operations. In addition, the Company has generated only limited revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $11,137 at February 28, 2019 and November 30, 2018, respectively. Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and its related amendments regarding Accounting Standards Codification Topic 606 (ASC Topic 606), Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC Topic 606, effective December 1, 2018, utilizing the modified retrospective method. This approach was applied to contracts that were in process as of December 1, 2018. The adoption of ASC Topic 606 did not have an impact on the Company’s reported revenue or contracts in process at December 1, 2018. The reported results for the fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be reported under ASC Topic 605. The Company now applies the five-step approach outlined in revenue standard ASC Topic 606:

●	Step 1: Identify the contract with a customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FEBRUARY 28, 2019

●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when (or as) the performance obligation is satisfied

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants and stock options. The outstanding warrants and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect. For the quarters ended February 28, 2019 and February 28, 2018 warrants and options to purchase 550,000 and 500,000, respectively, have been excluded from the computation of potential dilutive securities.

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

Property and Equipment	3-5 years
Autos and trucks	5 years

Major additions and improvements are capitalized. Costs of maintenance and repairs which do not improve or extend the life of the associated assets are expensed in the period in which they are incurred~~.~~ When there is a disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in net income.

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company’s accounts are insured by the FDIC but, at times, may exceed federally insured limits. At February 28, 2019 no accounts exceeded FDIC limits.

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FEBRUARY 28, 2019

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

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts incurred were $1,900 and $237 included in general administrative expenses for the three months ended February 28, 2019 and February 28, 2018, respectively.

Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in the Company’s condensed consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FEBRUARY 28, 2019

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

The Company has adopted FASB ASC 740-10, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not as a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three months ended February 28, 2019 and February 28, 2018. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized, and such tax years are closed.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset’s carrying amount. No impairment losses were recorded during the quarters ended February 28, 2019 and February 28, 2018.

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FEBRUARY 28, 2019

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

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the BLM covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by Purebase. All rights and obligations under the Preference Rights lease have been assigned to the Company by US Mine Corp. These rights are presented at their cost of $200,000. This lease requires a minimum payment of $7,503 per year to the BLM.

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

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FEBRUARY 28, 2019

During the fiscal year ended November 30, assurance 2017, US Mine Corp agreed to offset the $75,000 deposit against money owed to US Mine Corp. As a result the purchase price is currently back to $650,000 plus expenses.

Note 4. Notes Payable

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at February 28, 2019 and November 30, 2018. The Note is in default, however the Company continues to have discussions with the Note Holder to extend the Note under the same terms and conditions but no assurances can be provided that the Note Holder will agree to such terms.

On February 26, 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum. The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. As of February 28, 2019, this note had not been repaid and is currently in default.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is payable on demand. The balance on the Note was $177,096 as of February 28, 2019 and November 30, 2018.

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

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FEBRUARY 28, 2019

On April 14, 2017, the Company was served by Mr. Vickers’ attorney with a demand for arbitration of the above referenced claims. It is too early to estimate the likelihood of the outcome, however Mr. Vickers’ demand for arbitration stated a claim of over $850,000. On June 5, 2018 the parties participated in a voluntary mediation however the parties were unable to reach a resolution. The Company plans to vigorously defend these claims in arbitration which is currently scheduled for May 7, 2019.

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

Subsequent to the end of the first quarter, on March 29, 2019 the Company was served with a Complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by Purebase on behalf of Superior Soils. The soil amendments were not labeled correctly requiring the entire shipment of product to be returned to Purebase. The letter makes a demand for approximately $300,000 and threatens litigation if such amount is not paid. The Company does not believe it was responsible for the mis-labelling and, therefore, does intend to pay any claims by Superior Soils and has not reserved any amounts to pay any claims Superior Soil may pursue.

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

Snow White Mine

The Company will need to pay Mr. Bremer, a director of both US Mine Corp and Purebase, the sum of $650,000 plus expenses, in order to obtain title to the Snow White Mine property.

Concentration of Credit Risk

The Company maintains cash accounts at financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”). The cash accounts, at times, may exceed federally insured limits. At February 28, 2019 there were no accounts which exceeded FDIC insurance limits.

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FEBRUARY 28, 2019

Note 6. Stockholder’s Equity

Authorized Shares

The Company’s amended Articles of Incorporation authorize the issuance of up to 520,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred shares. No preferred stock was outstanding at February 28, 2019 and November 30, 2018.

Warrants and Option Awarded

Warrants Outstanding

There were no warrants issued or outstanding as of February 28, 2019.

Stock Options

On November 10, 2017 the Company’s Board of Directors approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board allocated up to 10,000,000 shares of Purebase common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of February 28, 2019, 50,000 options had been granted under the Option Plan.

The Company has also granted 500,000 options pursuant to employment contracts entered into by the Company and the respective employee.

There were no stock options granted during the three months ended February 28, 2019 or February 28, 2018.

Employee stock-based options compensation expenses for the three-month period ended February 28, 2019 and 2018 included in general and administrative expense totaled $51,279 and $49,909, respectively.

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

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
FEBRUARY 28, 2019

The following is a schedule summarizing employee and non-employee stock option activity for the three months ended February 28, 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual terms

Outstanding at December 1, 2018	550,000	$2.74	$0
Granted	0	$0	0
Exercised	0	$0	0
Expired/Cancelled	0	$0	0
Outstanding 2/28/19	550,000	$2.74	$0	7.25 years
Exercisable 2/28/19	400,000	$3.00	$0	7.01 years
Expected to vest 2/28/19	150,000	$2.04	$0

The aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for each of the respective periods.

As of February 28, 2019, the total unrecognized fair value compensation cost related to non-vested stock options to employees was approximately $10,945 which is expected to be recognized over approximately 7 months.

Note 7. Related Party Transactions

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at February 28, 2019.

The Company entered into a Contract Mining Agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide

Product fulfillment and various technical evaluations and mine development services to the Company. Services totaling $38,116 and $104,091 were rendered by USMC for the three-month period ended February 28, 2019 and 2018, respectively.

During the three-month period ended February 28, 2019, USMC paid $12,433 of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the

Company of $212,000. The balance due to USMC is $3,931,824 and $3,669,275 at February 28, 2019 and November 30, 2018, respectively.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The Note to Mr. Dockter bears interest at 6% and is due on demand. In 2018, the Company paid Mr. Docker $20,000 against his Note. As of February 28, 2019 the principal balance due on this Note of $177,096 had not been paid.

Purebase is using office space provided by U S Mine Corp, a company that is owned by the Company’s majority stockholders and Directors, A. Scott Dockter and John Bremer. There is currently no lease between the two Companies and US Mine Corp does not charge rent for the use of the office space provided.

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

Current Plan of Operations

Purebase Corp. (“the Company, “we” or “us”), and its wholly-owned subsidiary, Purebase Agricultural, Inc. (“Purebase Ag”) is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States. The Company is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. The Company’s business is currently divided into two divisions, “Purebase Agricultural, Inc.” to develop agricultural specialized fertilizers, minerals and bio-stimulants for organic and sustainable agriculture. Purebase Build “SCM” will be focused on developing construction sector related products such as cements. Purebase will provide for distribution of those products into each industry related market.

Results of Operation

We have included a discussion and analysis of the Company’s current consolidated operations for the quarter ending February 28, 2019 as compared to the Company’s previous consolidated operations for the quarter ending February 28, 2018.

Overview

During the current fiscal quarter ended February 28, 2019, the Company generated revenue of $47,250. Total assets increased slightly from $227,378 as of November 30, 2018 to $245,763 as of February 28, 2019. Total liabilities increased from $5,220,989 at November 30, 2018 to $5,525,986 at February 28, 2019 reflecting an increase of $304,997.

Results of Operations for the fiscal quarter ended February 28, 2019 compared to the quarter ended February 28, 2018

The Company’s operating results for the quarters ended February 28, 2019 and February 28, 2018 are summarized as follows:

	Quarter Ended	Quarter Ended
	2/28/19	2/28/18
Revenue	$47,250	$124,491
Operating Expenses	$369,355	$601,060
Other Income (Expense)	(15,786)	(21,408)
Net Loss	$337,891	$497,977

Revenue

Since inception the Company and its subsidiary Purebase Agricultural, Inc. have generated only minimal revenue from operations with revenues commencing during the second quarter of FY 2016. Revenues decreased during the current fiscal quarter to $47,250 compared to $124,491 for the comparable fiscal quarter last year. The decrease is attributable to lower demand for the Company’s agricultural products during the quarter.

Operating Costs and Expenses

Total operating expenses for the Company for the fiscal quarter ended February 28, 2019 were $369,355 compared to $601,060 of expenses incurred for the fiscal quarter ended February 28, 2018. This decrease is attributed to a significant decrease in general and administrative expenses of $171,205.

General and administrative costs for the Company for the three months ended February 28, 2019 were $314,540 and the general and administrative costs for the same period in 2018 were $485,745. The decrease in general and administrative expenses is attributed to the decreases in expenses incurred due to reduced staff and the conclusion of the Durand litigation. Included in G&A expenses are professional fees for the fiscal quarter ended February 28, 2019 which were $98,983 compared to professional fees of $200,917 for the same quarter in 2018. The decrease in professional fees is attributed to the decrease in legal expenses due to the conclusion of litigation related to the Durand litigation.

Product fulfillment and exploration and mining expenses for the three months ended February 28, 2019 were $54,815 compared to $15,315 of such expenses incurred during the same period in 2018. The decrease in product fulfillment and exploration and mining costs is the result of costs attributable to the decreased revenues of the Company’s agricultural products.

The Company’s interest expense decreased to $15,786 for the quarter ended February 28, 2019 compared to $21,408 for the fiscal quarter ended February 28, 2018. The decrease was due to reduced interest paid on payroll taxes.

Net Loss

The Company incurred a net loss of $337,891 for the fiscal quarter ended February 28, 2019 compared to the Company’s net loss of $497,977 for the fiscal quarter ended February 28, 2018, a decrease of 32%. The decrease in net loss is the result of the decrease in operating expenses during the quarter ended February 28, 2019.

Liquidity and Capital Resources

At February 28, 2019, the Company’s cash balance was $32,326 and it had a working capital deficit of $5,482,732. The Company has insufficient cash on hand to pursue its current or long range business plan and the Company will be required to raise additional capital to fund its operations. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon the continued advances from USMC, investments from new or existing investors or loans from existing stockholders and management or outside capital sources. During the three-month period ended February 28, 2019, the Company was primarily reliant for its working capital needs on advances and support from USMC which aggregated $262,550 for the three-month period ended February 28, 2019. Management believes that our current cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve-month period. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient revenues from mineral production or product sales to offset operating expenses. The Company plans to raise the capital required to satisfy its immediate short-term needs and additional capital required to meet its estimated funding requirements for the next twelve months primarily through additional advances from USMC, the private placement of Company equity securities, by way of loans, and through such other financing transactions as the Company may determine.

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

Going Concern

The consolidated financial statements presented in this quarterly report have been prepared under the assumption that the Company will continue as a going concern. The Company had net operating losses of $337,891 and $497,977 during the first fiscal quarters of 2019 and 2018, respectively. The Company had a working capital deficiency of $5,482,732 at February 28, 2019. The Company did not have sufficient cash at February 28, 2019 to fund normal operations for the next 12 months. The Company has realized modest revenues and its ability to continue as a going concern is dependent on the Company’s ability to raise capital to fund its future product development and sales as well as working capital requirements. The Company’s plans for the long-term attainment and continuation as a going concern include financing the Company’s future operations through outside capital advances from USMC, sales of its common stock, entering into debt or line of credit facilities, generating increasing revenue from the sale of agricultural production and sales activities and the eventual profitable exploitation of its mineral resource properties. There is no assurance that the Company will be able to obtain funds from any of these potential sources of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently investigating a number of alternatives for raising additional capital with potential investors, lenders and joint venture partners.

Financings

During the first quarter of FY 2019 our operations have been funded by short-term loans and advances from affiliates. All of our equity funding has come from the private placement of our securities while loans and advances have been obtained from related parties.

Debt Financing During the Quarter

None

Issuance of Common Stock During the Quarter

No shares of the Company’s common stock were issued during the fiscal quarter ended February 28, 2019.

Contractual Obligations

Tabular Disclosure of Contractual Obligations as of February 28, 2019:

Contractual Obligations
		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,025,000	1,025,000	-0-	-0-	-0-

Mineral Lease Obligations	30,012	7,503	15,006	$7,503	$0

Total	$1,055,012	$1032,503	$15,006	$7,503	$0

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

The Company has incurred a net loss of $337,891 for the three months ended February 28, 2019 and had a total accumulated deficit of $5,280,223 as of February 28, 2019.

During the quarter ended February 28, 2019 the Company had minimal recurring revenue-generating operations. For the Company to continue as a going concern it will continue to be dependent on fund raising for project development, product marketing and payment of general and administration expenses until significant revenue-generating operations are achieved. The Company has no commitment from any party to provide additional working capital and there is no assurance that such funding will be available if needed, or if available, that its terms will be favorable or acceptable to the Company.

The Company’s condensed consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Management has identified three material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

●	Lack of an independent financial expert on the Board. The current board of directors now includes a majority of non-employee Directors however the Board still lacks an independent financial expert. The current board is composed of five members and may be expanded to as many as nine members under the Company’s By-Laws.
●	Lack of adequate accounting resources and adequate segregation of duties over various accounting and reporting functions. The Company plans to diversify some of the CFO’s current functions in order to achieve adequate segregation of duties over various accounting and reporting functions.
●	Lack of adequate oversight/approval of transactions with related parties of the Company. In order to partially address this issue, the Board consented to appointing its two independent directors, Messrs. Swett and Lim, as “Negotiators” to negotiate any transactions on behalf of the Company with affiliated entities or where a conflict of interest may be present. The Company intends to adopt additional procedures for disbursing funds to officers and affiliates of the Company.

Changes in Internal Control Over Financial Reporting.

The Certifying Officers have indicated that in order to address the material weakness of adequate oversight/approval of transactions with related parties of the Company, the Board of Directors requires that any transactions involving affiliates of the Company, such as US Mine Corp, or where a conflict of interest may be present, must be reviewed and approved by the Board’s two independent Directors, Messrs. Swett and Lim. Other than as noted above, there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 11, 2019 the Company filed a Complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp and Robert Hurtado. The Complaint alleges misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by Purebase as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March, 2018 and since that time the Company alleges he formed and has conspired with Agregen Intl. Corp to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking monetary damages. Subsequent to the end of the first quarter, on March 14, 2019 Agregen and Mr. Hurtado filed their Answer. The case is in its early stages with the next step being an Early Case Conference.

On August 30, 2018 the Company was named as a Defendant in a Complaint filed by Tessenderlo Kerley, Inc. alleging trademark infringement relating to the Plaintiff’s trademark PURSHADE and the Company’s product Purebase Shade Advantage. The Company filed its Answer on September 21, 2018 denying the allegations set forth in the Complaint. The lawsuit is in its early stages of discovery. A settlement conference is currently scheduled for early May, 2019. The Company intends to vigorously defend this lawsuit.

Subsequent to the end of the first quarter, on March 29, 2019 the Company was served with a Complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by Purebase on behalf of Superior Soils. The soil amendments were not labeled correctly requiring the entire shipment of product to be returned to Purebase. The Complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The Complaint makes a demand of approximately $300,000. The Company does not believe it was responsible for the mis-labelling and, therefore, intends to vigorously defend this legal action.

ITEM 1A. - RISK FACTORS

As of the end of the quarter, there were no changes to our risk factors from those disclosed in our annual report on Form 10-K filed with the SEC on March 15, 2019.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended February 28, 2019, there were no unregistered sales of the Company’s securities.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The principal and accrued interest balance of the note was $1,204,403 at February 28, 2019. The Note is in default, however the Company continues to have discussions with Note Holder to extend the Note under the same terms and conditions but no assurances can be provided that the Note Holder will agree to such terms.

On February 26, 2016, Bayshore Capital, a major shareholder, advanced $25,000 to Purebase Corp for working capital at 6% per annum. The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. As of February 28, 2019, the amount due of $29,512 on this note had not been repaid and is currently in default.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter as of that date. The Note to Mr. Dockter bears interest at 6% and is due on demand. In 2018, the Company paid Mr. Docker $20,000 against his Note. As of February 28, 2019 the balance due on this Note including accrued interest was $197,899.

ITEM 4. - MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters required to be disclosed which occurred during the fiscal quarter covered by this report.

ITEM 5. - OTHER INFORMATION

On March 15, 2019 the employment agreement with the Company’s CFO, Al Calvanico, was extended for an additional six months.

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

PUREBASE CORPORATION

Dated: April 12, 2019	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer

Dated: April 12, 2019	/s/ Al Calvanico
Al Calvanico
Chief Financial Officer

