Form 10-Q
period 2019-05-31
PureBase Corp
filed 2019-07-18
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-188575

PUREBASE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2060863
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8625 State Hwy. 124 Ione, CA	95640
(Address of Principal Executive Offices)	(Zip Code)

(888) 791-9474

(Registrant’s telephone number, including area code)

N/A

(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	None	None

As of July 17, 2019, there were 141,347,173 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2019	November 30, 2018

ASSETS

Current Assets:
Cash and cash equivalents	$1,476	$8,281
Accounts receivable, net of allowances for uncollectables of $11,137 and $11,137, respectively	144,771	8,271
Prepaid expenses and other assets	4,729	7,738
Total Current Assets	150,976	24,290

Property and equipment, net	1,930	3,088
Mineral rights acquisition costs	200,000	200,000

Total Assets	$352,906	$227,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$394,752	$349,618
Stock payable	91,112	-
Note payable to officer	177,096	177,096
Due to affiliated entities	4,164,011	3,669,275
Notes payable, related party	25,000	25,000
Notes payable	1,000,000	1,000,000
Total Current Liabilities	5,851,971	5,220,989

Total Liabilities	5,851,971	5,220,989

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 141,347,173 and 141,347,173 shares issued and outstanding, respectively	70,943	70,943
Additional paid-in capital	3,111,344	3,050,893
Accumulated deficit	(8,681,352)	(8,115,447)

Total Stockholders’ Deficit	(5,499,065)	(4,993,611)

Total Liabilities and Stockholders’ Deficit	$352,906	$227,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018

Revenue	$139,208	$180,720	$186,458	$305,211

Operating Expenses:
Selling, general and administrative	319,729	379,874	634,269	865,619
Product fulfillment, exploration and mining expenses	31,637	45,956	86,452	161,271
Total Operating Expenses	351,366	425,830	720,721	1,026,890

Loss From Operations	(212,158)	(245,110)	(534,263)	(721,679)

Other Income (Expense):
Other income (expense)	3	-	3	-
Interest expense	(15,859)	(15,855)	(31,645)	(37,263)

Total Income (Expense)	(15,856)	(15,855)	(31,642)	(37,263)

Net Loss	$(228,014)	$(260,965)	$(565,905)	$(758,942)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	141,347,173	141,347,173	141,347,173	141,347,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MAY 31, 2019

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at November 31, 2018	-	$-	141,347,173	$70,943	$3,050,893	$(8,115,447)	$(4,993,611)

Stock based compensation	-	-	-	-	60,451	-	60,451

Net loss	-	-	-	-	-	(565,905)	(565,905)
Balance as of May 31, 2019	-	$-	141,347,173	$70,943	$3,111,344	$(8,681,352)	$(5,499,065)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MAY 31, 2018

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at November 31, 2017	-	$-	141,347,173	$70,943	$2,847,479	$(6,950,984)	$(4,032,562)

Stock based compensation	-	-	-	-	100,928	-	100,928

Net loss	-	-	-	-	-	(758,942)	(758,942)
Balance as of May 31, 2018	-	$-	141,347,173	$70,943	$2,948,407	$(7,709,926)	$(4,690,576)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2019

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at February 28, 2019	-	$-	141,347,173	$70,943	$3,102,172	$(8,453,338)	$(5,280,223)

Stock based compensation	-	-	-	-	9,172	-	9,172

Net loss	-	-	-	-	-	(228,014)	(228,014)
Balance as of May 31, 2019	-	$-	141,347,173	$70,943	$3,111,344	$(8,681,352)	$(5,499,065)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2018

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at February 28, 2018	-	$-	141,347,173	$70,943	$2,897,388	$(7,448,961)	$(4,480,630)

Stock based compensation	-	-	-	-	51,019	-	51,019
						-	-
Net loss	-	-	-	-	-	(260,965)	(260,965)
Balance as of May 31, 2018	-	$-	141,347,173	$70,943	$2,948,407	$(7,709,926)	$(4,690,576)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	May 31, 2019	May 31, 2018
Cash Flows From Operating Activities:
Net loss	$(565,905)	$(758,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	-	11,137
Depreciation	1,158	7,180
Stock based compensation	60,451	100,928
Changes in operating assets and liabilities:
Accounts receivable	(136,500)	(36,753)
Prepaid expenses and other current assets	3,009	2,474
Due to affiliates	81,611	315,994
Accounts payable and accrued expenses	45,134	(244,526)
Common stock to be issued in connection with consulting agreement	91,112	-

Net Cash Used In Operating Activities	(419,930)	(602,508)

Cash Flows From Financing Activities:
Advances from related parties	413,125	604,000

Net Cash Provided By Financing Activities	413,125	604,000

Net Increase (Decrease) In Cash	(6,805)	1,492

Cash - Beginning of Year	8,281	6,286

Cash - End of Year	$1,476	$7,778

Supplemental Cash Flow Information:
Vendors paid by Affiliated Entities	$10,178	$168,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Business Overview

PureBase Corporation was incorporated in the State of Nevada on March 2, 2010, to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014, the company changed its business focus to an exploration, mining and product marketing company which will focus on identifying and developing advanced stage natural resource projects which show potential to achieve full production. Effective January 12, 2015, we amended our articles of incorporation to change our name to PureBase Corporation. PureBase Corporation, through its wholly-owned subsidiaries PureBase Agricultural, Inc., a Nevada Corporation, (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada corporation, (“USAM”) (collectively the “Company”) is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States. The Company is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. On the agricultural side, the Company’s business is to develop agricultural specialized fertilizers, minerals and bio-stimulants for organic and sustainable agriculture. On the construction side, the Company is focused on developing construction sector-related products such as cements. The Company intends to provide for distribution of its products into each industry related market.

The Company is headquartered in Ione, California.

The Company’s activities are subject to significant risks and uncertainties including its ability to secure additional funding to pursue its operations.

Going Concern

The Company incurred a net loss of $565,905 for the six months ended May 31, 2019 and generated negative cash flows from operations. In addition, the Company has generated insignificant revenue in conjunction with its business plan. In order to support its operations, the Company will require additional infusions of cash from the sale of equity instruments or the issuance of debt instruments, or the commencement of profitable revenue generating activities. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of potential acquisition opportunities, develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitations could require the Company to curtail, suspend or discontinue parts of its business plan.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial information as of and for the three and six months ended May 31, 2019 and 2018 has been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries), which in the opinion of management, are necessary to present fairly the consolidated financial position as of May 31, 2019 and the consolidated results of operations of the Company for the three and six months ended May 31, 2019 and 2018 and cash flows for the six months ended May 31, 2019 and 2018. Operating results for the three and six months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending November 30, 2019.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended November 30, 2018 filed on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2019.

Consolidation

The consolidated financial statements include the accounts of PureBase Corporation and its wholly-owned subsidiary PureBase AG. PureBase AG consists of PureBase Agricultural, Inc. and its wholly-owned subsidiary UASM. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation. The reclassification had no effect on the previously recorded income.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for doubtful accounts. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of May 31, 2019, and November 30, 2018, the Company’s allowance for doubtful accounts was $11,137 and $11,137, respectively.

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

Basic and Diluted Net Loss Per Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding warrants and stock options. The outstanding warrants and stock options have been excluded from the calculation of the diluted loss per share due to their anti-dilutive effect.

The following table summarizes the securities that were excluded from the diluted per share calculation because of the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Six Months Ended
	May 31, 2019	May 31, 2018
Stock options	550,000	500,000
Potentially dilutive securities	550,000	500,000

	Three Months Ended
	May 31, 2019	May 31, 2018
Stock options	550,000	500,000
Potentially dilutive securities	550,000	500,000

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and equity-based transactions at the date of the financial statements and the revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, useful lives of property and equipment, deferred tax asset and valuation allowance, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company’s accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) but, at times, may exceed federally insured limits. At May 31, 2019, no accounts exceeded FDIC limits.

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

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts incurred were $0 and $579 included in general administrative expenses for the six months ended May 31, 2019 and May 31, 2018, respectively.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, payroll liabilities and advances approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s notes payable approximate fair value based on prevailing interest rates. As defined in ASC 820, “Fair Value Measurements and Disclosures,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

●	Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

●	Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s balance sheets. U.S. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, U.S. GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, U.S. GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

The Company did not have any Level 1, Level 2 or Level 3 assets and liabilities as of May 31, 2019 and November 30, 2018.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We measure recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If we determine that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, we recognize an impairment charge to the extent of the difference between the fair value and the asset’s carrying amount. No impairment losses were recorded during the three and six months ended May 31, 2019 and May 31, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for the Company’s interim and annual periods beginning December 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on the Company’s financial position, but we do not expect it to have a material impact on the Company’s results of operations.

During the six months ended May 31, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	May 31, 2019	November 30, 2018

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
	67,164	67,164
Less: accumulated depreciation	(65,234)	(64,077)
Property and equipment, net	$1,930	$3,088

Total depreciation expense for the three- and six-months May 31, 2019 and 2018 was $579 and $3,590 and $1,158 and $7,180, respectively.

NOTE 4 – MINING RIGHTS

Placer Mining Claims Lassen County, CA

Placer Mining Claim Notices have been filed and recorded with the US Bureau of Land Management (the “BLM”) relating to 50 Placer mining claims identified as “USMC 1” thru “USMC 50” covering 1,145 acres of mining property located in Lassen County, California and known as the “Long Valley Pozzolan Deposit”. The Long Valley Pozzolan Deposit is a placer claims resource in which the Company holds non-patented mining rights to 1,145acres of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. These claims were assigned to the Company by one of its founders at his original cost basis of $0. These claims require a payment of $30,000 per year to the BLM.

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the BLM covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by the Company. All rights and obligations under the Preference Rights lease have been assigned to the Company by US Mine Corp., a related party. These rights are presented at their cost of $200,000. This lease requires a payment of $7,503 per year to the BLM.

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to US Mine Corp., a related party. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, US Mine Corp. (“USMC”), a related party, assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the US Bureau of Land Management (“BLM”). An initial deposit of $50,000 was paid to escrow, and the agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of another $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses. The mining claims require a minimum royalty payment of $3,500 per year.

During the year ended November 30, 2017, USMC, agreed to offset the $75,000 deposit against money owed to USMC. As a result, the purchase price is currently back to $650,000 plus expenses. Mr. Bremer has not restricted the Company from continuing its exploration on the property or access to property in any way.

NOTE 5 – NOTES PAYABLE

The Company assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by the Company. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at May 31, 2019 and November 30, 2018. The note is in default however, the Company continues to have discussions with holder of the note to extend the note under the same terms and conditions but no assurances can be provided that the holder of the note will agree to such terms.

In February 26, 2016, Bayshore Capital, a major shareholder, advanced $25,000 to the Company for working capital at 6% per annum. The note was payable August 26, 2016, or when the Company closes its bridge financing, whichever occurs first. As of May 31, 2019, this note had not been repaid and is currently in default.

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company, to consolidate the total amounts due to and assumed by Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. The balance on the note was $177,096 as of May 31, 2019 and November 30, 2018.

NOTE 6 - COMMITMENTS AND CONTIGENCIES

Office and Rental Property Leases

The Company is using office space provided by USMC, a related party that is owned by the Company’s Majority Shareholders and Directors A. Scott Dockter and John Bremer. There is currently no lease between the two Companies for its use of the office space provided.

Mineral Properties

Our mineral rights require various annual lease payments (See Note 4).

Legal Matters

On September 21, 2016 the employment agreement with the Company’s President, David Vickers, was terminated by the Company. Subsequent to his departure, Mr. Vickers retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served by Mr. Vickers’ attorney with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. (JAMS) and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation however the parties were unable to reach a resolution. The arbitration proceeding is currently scheduled for August, 2019. Mr. Vickers has stated a claim of approximately $850,000. The Company plans to vigorously defend these claims in the arbitration proceeding.

On August 30, 2018 the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product Purebase Shade Advantage. The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement the Company will make various changes to the packaging of its Purebase Shade Advantage products relating to the visual representation of the product’s name, amongst other requirements for dissemination of information with its products. Each party fully waives, releases, acquits, and discharges the other party any and all existing claims, liens, demands, causes of action, damages and liabilities, whether known or unknown, suspected or claimed, that each party has or may have against the other relating to the matters that were raised or could have been raised in litigation. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019. As such, there is no accrual considered to be necessary as of May 31, 2019 and November 30, 2018.

On January 11, 2019 the Company filed a Complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp and Robert Hurtado. The Complaint alleges misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March, 2018 and since that time the Company alleges he formed and has conspired with Agregen Intl. Corp to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed their Answer. An Early Case Conference was held on April 26, 2019. The trial is currently scheduled to be held in July 2020.

On March 29, 2019, the Company was served with a Complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. The soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint makes a demand for approximately $300,000 and threatens litigation if such amount is not paid. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The Company intends to vigorously defend this legal action. As such, there is no accrual considered to be necessary as of May 31, 2019 and November 30, 2018.

Contractual Matters

On November 1, 2013, we entered into an agreement with USMC, a related party, in which USMC performs services relating to various technical evaluations and mine development services for the Company with regard to the various mining properties/rights owned by the Company. Terms of services and compensation will be determined for each project undertaken by USMC.

On October 12, 2018 the Company’s board of directors approved a material supply agreement with USMC, a related party, pursuant to which USMC will provide designated natural resources to the Company at predetermined prices.

Snow White Mine

The Company will need to pay Mr. Bremer, a director of both USMC and the Company, the sum of $650,000 plus expenses, in order to obtain title to the Snow White Mine property. For a detailed explanation of the arrangement, see Note 4.

NOTE 7 – STOCKHOLDERS’ EQUITY

2017 Equity Incentive Plan

On November 10, 2017 the Company’s Board of Directors approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board allocated up to 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of May 31, 2019, 50,000 options had been granted under the Option Plan.

The Company has also granted 500,000 options pursuant to employment contracts entered into by the Company and the respective employee prior to the adoption of the Option Plan.

There were no stock options granted during the six months ended May 31, 2019 or May 31, 2018.

Employee stock-based options compensation expenses for the three-month period ended May 31, 2019 and 2018 included in general and administrative expense totaled $9,172 and $51,019, respectively. Employee stock-based options compensation expenses for the six-month period ended May 31, 2019 and 2018 included in general and administrative expense totaled $60,451 and $100,928, respectively.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 1, 2018	550,000	$2.74
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2019	550,000	$2.74

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at May 31, 2019:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$0.12	50,000	9.33	$0.12	-
$3.00	500,000	6.76	3.00	500,000
	550,000	7.00	$2.74	500,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

Total compensation expense related to the options was $9,172 and $51,019 and $60,451 and $100,928 for the three and six months ended May 31, 2019 and 2018, respectively. As of May 31, 2019, there was future compensation cost of $403 related to non-vested stock options with a recognition period of four months.

Stock Payable

On October 23, 2018, the Company entered into an Investment Banking Engagement Agreement (the “Investment Agreement”), with Newbridge Securities Corporation (“Newbridge”). As per the Investment Agreement, Newbridge will provide investment banking and corporate advisory services to the Company. The term of the Investment Agreement is for three months from the date of the Investment Agreement and shall renew automatically for an additional nine months (the “Extended Term”) unless either the Company or Newbridge provides written notice of termination before ten days of the nine month anniversary of the original term.

Upon execution of the Investment Agreement the Company was to issue 332,000 shares of the Company’s restricted common stock, valued at $43,160. Upon the Extended Term the Company was to issue Newbridge an additional 333,000 shares of the Company’s restricted common stock, valued at $47,952. As of May 31, 2019, these shares had yet to be issued.

NOTE 8 – RELATED PARTY TRANSACTIONS

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at May 31, 2019.

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $31,747 and $43,036 were rendered by USMC for the three-months ended May 31, 2019 and 2018, respectively. Services totaling $69,863 and $147,127 were rendered by USMC for the six months ended May 31, 2019 and 2018, respectively.

During the three-months ended May 31, 2019, USMC paid $690 of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $201,125. During the six months ended May 31, 2019, USMC paid $271,059 of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $413,125. The balance due to USMC is $4,164,011 and $3,669,275 at May 31, 2019 and November 30, 2018, respectively.

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. As of May 31, 2019, the principal balance due on this note of $177,096 had not been repaid.

The Company is using office space provided by USMC, a company that is owned by the Company’s majority stockholders and Directors, A. Scott Dockter and John Bremer. There is currently no lease between the two companies for its use of the office space provided. The Company is currently using the office space rent-free.

NOTE 9 – CONCENTRATIONS OF CREDIT RISK

Accounts Receivable

Two customers accounted for 87% of the gross accounts receivable as of May 31, 2019, as set forth below:

Customer 1	57%
Customer 2	30%

Two customers accounted for 100% of the gross accounts receivable as of November 30, 2018, as set forth below:

Customer 1	73%
Customer 2	27%

Revenues

Three customers accounted for 98% of the revenues as of May 31, 2019, as set forth below:

Customer 1	48%
Customer 2	25%
Customer 3	25%

Five customers accounted for 91% of the revenues as of May 31, 2018, as set forth below:

Customer 1	24%
Customer 2	23%
Customer 3	18%
Customer 4	15%
Customer 5	11%

Vendors

One supplier accounted for 100% of purchases as of May 31, 2019 and November 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	the commercial success of our products; and
●	the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in the future operating results over time, except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to PureBase Corporation and its wholly-owned subsidiaries PureBase Agricultural, Inc., a Nevada Corporation, (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada corporation, (“USAM”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Business Overview

PureBase Corporation, through its wholly-owned subsidiaries PureBase AG and USAM, is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States. The Company is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. On the agricultural side, the Company’s business is to develop agricultural specialized fertilizers, minerals and bio-stimulants for organic and sustainable agriculture. On the construction side, the Company is focused on developing construction sector-related products such as cements. The Company intends to provide for distribution of its products into each industry related market.

Results of Operations

We have included a discussion and analysis of the Company’s current consolidated operations for the quarter ending May 31, 2019 as compared to the Company’s previous consolidated operations for the quarter ending May 31, 2018 and the six-month period ending May 31, 2019 and 2018.

Comparison of the Three Months Ended May 31, 2019 to the Three Months Ended May 31, 2018

A comparison of the Company’s operating results for the three months ended May 31, 2019 and 2018 are summarized as follows:

	2019	2018	Variance
Revenues	$139,208	$180,720	$(41,512)
Operating expenses:
Selling, general & admin	319,729	379,874	(60,145)
Product fulfillment, exploration and mining	31,637	45,956	(14,319)
Loss from operations	(212,158)	(245,110)	32,952
Other income (expenses)	(15,856)	(15,855)	(1)
Net Loss	$(228,014)	$(260,965)	$32,951

Revenues

Revenue decreased by $41,512, or 23%, for the three months ended May 31, 2019, as compared to the three months ended May 31, 2018, primarily as a result of a major customer delaying its order of certain products due to the wet season running longer than usual.

Operating Costs and Expenses

Total operating expenses decreased by $74,464, or 17%, for the three months ended May 31, 2019, as compared to the three months ended May 31, 2018, primarily due to a decrease in selling, general and administrative expenses.

Selling, general and administrative expenses decreased by $60,145, or 16%, for the three months ended May 31, 2019, as compared to the three months ended May 31, 2018, as a result of salaries decreasing significantly due to a decrease in employees from five in May 2018 to three at May 2019, a reduction in professional fees due to the Company not incurring a significant amount of legal fees which occurred in the second quarter of 2018 relating to a proposed spin-off of Purebase AG, and a reduction in travel expenses resulting from the decrease in employees.

Product fulfillment and exploration and mining expenses decreased by $14,319, or 32%, for the three months ended May 31, 2019, as compared to the three months ended May 31, 2018, primarily as a result of a decrease in revenues due to a major customer delaying its order of certain products due to the wet season running longer than usual.

Net Loss

The Company incurred a net loss of $228,014 for the fiscal quarter ended May 31, 2019, compared to the Company’s net loss of $260,965 for the fiscal quarter ended May 31, 2018. While revenues declined somewhat for the quarter, the 17% decrease in operating expenses resulted in a smaller net loss for the quarter ended May 31, 2019 as compared to the quarter ended May 31, 2018.

Comparison of the Six Months Ended May 31, 2019 to the Six Months Ended May 31, 2018

A comparison of the Company’s operating results for the six months ended May 31, 2019 and 2018 are summarized as follows:

	2019	2018	Variance
Revenues	$186,458	$305,211	$(118,753)
Operating expenses:
Selling, general & admin	634,269	865,619	(231,350)
Product fulfillment, exploration and mining	86,452	161,271	(74,819)
Loss from operations	(534,263)	(721,679)	187,416
Other income (expenses)	(31,642)	(37,263)	5,621
Net Loss	$(565,905)	$(758,942)	$199,037

Revenues

Revenue decreased by $118,753, or 39%, for the six months ended May 31, 2019, as compared to the six months ended May 31, 2018, as a result of a major customer delaying their order of certain products due to the wet season running longer than usual during the three months ended May 31, 2019.

Operating Costs and Expenses

Total operating expenses decreased by $306,169, or 30%, for the six months ended May 31, 2019, as compared to the six months ended May 31, 2018, primarily due to a decrease in selling, general and administrative expenses and product fulfillment, exploration and mining expenses.

Selling, general and administrative expenses decreased by $231,350, or 27%, for the six months ended May 31, 2019, as compared to the six months ended May 31, 2018, as a result of the Company establishing an allowance for doubtful accounts during the six months ended May 31, 2018, a decrease in salaries due to employees going from five at May 2018 and 3 at May 2019, and a decrease in stock-based compensation during the six months ended May 31, 2019 as compared to May 31, 2018.

Product fulfillment, exploration and mining expenses decreased by $74,819, or 46%, for the six months ended May 31, 2019, as compared to the six months ended May 31, 2018, as a result of a major customer delaying their order of certain products due to the wet season running longer than usual.

Interest expense decreased by $5,621, or 15%, for the six months ended May 31, 2019, as compared to the six months ended May 31, 2018, as a result of reduced interest paid on payroll taxes due to a decrease in employees.

Net Loss

The Company incurred a net loss of $565,905 for the six months ended May 31, 2019, compared to the Company’s net loss of $758,942 for the same period ended May 31, 2018, a decrease of almost 25.5%. While revenues declined for the six-month period ended May 31, 2019, compared to the same period of 2018, the 30% decrease in operating expenses resulted in a smaller net loss for the six months ended May 31, 2019, as compared to the same period of 2018.

Liquidity and Capital Resources

As of May 31, 2019, we had cash on hand of $1,476 and a working capital deficiency of approximately $5,701,000, as compared to cash on hand of $8,281 and a working capital deficiency of approximately $5,197,000 as of November 31, 2018. The increase in working capital deficiency is mainly due to an increase in due to affiliates of approximately $500,000 during the six months ended May 31, 2019.

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended May 31, 2019, of approximately $8.7 million, as well as negative cash flows from operating activities. During the six months ended May 31, 2019, the Company received net cash proceeds of approximately $413,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company, as well as general and administrative expenses. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving significant commercial revenues. If the Company is unable to obtain the necessary capital, the Company may need to curtail or cease operations completely.

Working Capital Deficiency

Our working capital deficiency as of May 31, 2019, in comparison to our working capital deficiency as of November 30, 2018, can be summarized as follows:

	May 31, 2019	November 30, 2018

Current assets	$150,976	$24,290
Current liabilities	5,851,971	5,220,989
Working capital deficiency	$5,700,995	$5,196,699

The increase in current assets is primarily due to an increase in accounts receivable of $136,500. A majority of current liabilities remained consistent during the six-month period ending May 31, 2019, however, due to affiliates increased approximately $500,000. The increase is a result of approximately $413,000 in additional cash advances from USMC, an affiliated entity, and approximately $87,000 in expenses paid by USMC on behalf of the Company.

Cash Flows

	Six Months Ended May 31,
	2019	2018
Net cash used in operating activities	$(419,930)	$(602,508)
Net cash provided by financing activities	413,125	604,000
Increase (Decrease) in cash	$(6,805)	$1,492

Operating Activities

Net cash used in operating activities was $419,930 for the six months ended May 31, 2019. This was primarily due to the net loss of $565,905 and an increase in accounts receivable of $136,500, which was partially offset by an increase in amounts due to affiliates and accounts payable and accrued expenses of $81,611 and $45,134, respectively.

Net cash used in operating activities was $602,508 for the six months ended May 31, 2018. This was primarily due to the net loss of $758,942, which was partially offset by an increase in amounts due to affiliates of $315,994 and a decrease in accounts payable and accrued expenses of $244,526.

Financing Activities

For the six months ended May 31, 2019, net cash provided by financing activities was $413,125, which represented cash advanced to the Company by USMC, an affiliated entity.

For the six months ended May 31, 2018, net cash provided by financing activities was $604,000, which represented cash advanced to the Company by USMC, an affiliated entity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Future Financing

We will require additional funds to implement our growth strategy for our business. We expect further exploration and development of our current or future projects and the sale of our agricultural products to continue generating sales revenues, but we do not expect revenues from these activities in the near term to cover our entire current operating expenses which we expect to increase as we implement our business plans. We do not believe that our current cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve-month period. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient and consistent revenues to cover our operating expenses. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon proceeds from outside capital sources including US Mine Corporation which is an affiliated entity. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition.

Furthermore, such outside financing would likely take the form of bank loans, private placements of debt, advances from affiliates or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended May 31, 2019, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, as filed with the SEC on March 15, 2019.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements herein for the quarter ended May 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of the Registrant’s internal control over financial reporting as of May 31, 2019 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of May 31, 2019 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	Lack of formal policies and procedures;
●	Lack of an independent financial expert;
●	Lack of segregation of duties

●	Lack of personnel with GAAP experience;
●	Lack of sufficient resources;
●	Lack of entity level risk assessment; and
●	Lack of adequate oversight and approval of related party transactions.

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for and evaluate qualified independent outside directors who can satisfy the independent financial expert requirement;
●	As of the time of this Quarterly Report our Chief Executive Officer was also performing the responsibilities of the Chief Financial Officer. We will continue to search for a qualified Chief Financial Officer;
●	Continue to search for experienced and qualified accounting personnel to be able to review and design our policies and procedures over internal controls;
●	Continue to develop policies and procedures over transactions between the Company and affiliated entities as well policies and procedures over disbursing funds to officers and affiliates of the Company;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

During the quarter ended May 31, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

On May 24, 2019 the Company’s president, Scott Dockter, assumed the additional duties as the Company’s CFO. This has caused a consolidation of duties over the Company’s accounting and reporting functions which were previously performed exclusively by the Company’s CFO. This consolidation of CEO/CFO duties could have an impact on the Company’s internal controls. To address this issue the Company hired an outside financial services firm to assist in handling the financial bookkeeping for the Company’s day-to-day operations and the Company’s SEC financial reporting obligations. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended May 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 21, 2016 the employment agreement with the Company’s President, David Vickers, was terminated by the Company. Subsequent to his departure, Mr. Vickers retained legal counsel and is now alleging claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served by Mr. Vickers’ attorney with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. (JAMS) and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation however the parties were unable to reach a resolution. The arbitration proceeding is currently scheduled for August, 2019. Mr. Vickers has stated a claim of approximately $850,000. The Company plans to vigorously defend these claims in the arbitration proceeding.

On August 30, 2018 the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product Purebase Shade Advantage. The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement the Company will make various changes to the packaging of its Purebase Shade Advantage products relating to the visual representation of the product’s name, amongst other requirements for dissemination of information with its products. Each party fully waives, releases, acquits, and discharges the other party any and all existing claims, liens, demands, causes of action, damages and liabilities, whether known or unknown, suspected or claimed, that each party has or may have against the other relating to the matters that were raised or could have been raised in litigation. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019. As such, there is no accrual considered to be necessary as of May 31, 2019 and November 30, 2018.

On January 11, 2019 the Company filed a Complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp and Robert Hurtado. The Complaint alleges misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March, 2018 and since that time the Company alleges he formed and has conspired with Agregen Intl. Corp to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed their Answer. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. The trial is currently scheduled to be held in July, 2020.

On March 29, 2019, the Company was served with a Complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. The soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint makes a demand for approximately $300,000 and threatens litigation if such amount is not paid. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The Company intends to vigorously defend this legal action. As such, there is no accrual considered to be necessary as of May 31, 2019 and November 30, 2018.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended November 30, 2018 (the “Annual Report”), as filed with SEC on March 15, 2019, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended May 31, 2019, there were no unregistered sales of the Company’s securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Purebase assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by Purebase. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The principal and accrued interest balance of the note was $1,216,903 at May 31, 2019. The Note is in default, however, the Company continues to have discussions with the Note Holder to extend the Note under the same terms and conditions but no assurances can be provided that the Note Holder will agree to such terms.

On February 26, 2016, Bayshore Capital, a major shareholder of the Company, advanced $25,000 to the Company for working capital at 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. As of May 31, 2019, the amount due of $29,890 on this note had not been repaid and is currently in default.

On August 31, 2017, the Company issued a Note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a Director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter as of that date. The Note to Mr. Dockter bears interest at 6% and is due on demand. In 2018, the Company paid Mr. Docker $20,000 against his Note. As of May 31, 2019, the balance due on this Note including accrued interest was $200,879.

ITEM 4. MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters to be disclosed which occurred during the six months ended May 31, 2019.

ITEM 5. OTHER INFORMATION

On May 28, 2019 the Company entered into an agreement for financial services with Eventus Consulting, P.C. to provide CFO services, controller services and SEC reporting and compliance services to the Company.

ITEM 6. EXHIBITS

The agreements included as exhibits to this Quarterly Report are being included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Description
(10)	Material Agreements
10.9*	Investment Banking Engagement Agreement with Newbridge Securities, Dated October 23, 2018
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)
Date: July 17, 2019

