Form 10-Q
period 2019-08-31
PureBase Corp
filed 2019-10-18
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55517

PUREBASE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2060863
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8625 State Hwy. 124 Ione, CA	95640
(Address of Principal Executive Offices)	(Zip Code)

(888) 791-9474

(Registrant’s telephone number, including area code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

As of October 17, 2019, there were 141,347,173 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

PART I – FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2019	November 30, 2018

ASSETS

Current Assets:
Cash and cash equivalents	$93,547	$8,281
Accounts receivable, net of allowances for uncollectables of $11,137 and $11,137, respectively	32,171	8,271
Prepaid expenses and other assets	-	7,738
Total Current Assets	125,718	24,290

Property and equipment, net	1,351	3,088
Mineral rights acquisition costs	200,000	200,000

Total Assets	$327,069	$227,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$796,142	$349,618
Stock payable	91,112	-
Note payable to officer	149,596	177,096
Due to affiliated entities	4,300,316	3,669,275
Notes payable, related party	25,000	25,000
Notes payable	1,000,000	1,000,000
Total Current Liabilities	6,362,166	5,220,989

Total Liabilities	6,362,166	5,220,989

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 141,347,173 and 141,347,173 shares issued and outstanding, respectively	70,943	70,943
Additional paid-in capital	3,111,747	3,050,893
Accumulated deficit	(9,217,787)	(8,115,447)

Total Stockholders’ Deficit	(6,035,097)	(4,993,611)

Total Liabilities and Stockholders’ Deficit	$327,069	$227,378

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018

Revenue	$161,322	$236,440	$347,780	$541,651

Operating Expenses:
Selling, general and administrative	632,022	285,923	1,266,291	1,151,542
Product fulfillment, exploration and mining expenses	49,889	40,645	136,341	201,916
Total Operating Expenses	681,911	326,568	1,402,632	1,353,458

Loss From Operations	(520,589)	(90,128)	(1,054,852)	(811,807)

Other Income (Expense):
Other income (expense)	13	20	16	20
Interest expense	(15,859)	(15,869)	(47,504)	(53,132)

Total Income (Expense)	(15,846)	(15,849)	(47,488)	(53,112)

Net Loss	$(536,435)	$(105,977)	$(1,102,340)	$(864,919)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	141,347,173	141,347,173	141,347,173	141,347,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED AUGUST 31, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at November 30, 2018	-	$-	141,347,173	$70,943	$3,050,893	$(8,115,447)	$(4,993,611)

Stock based compensation	-	-	-	-	60,854	-	60,854
						-	-
Net loss	-	-	-	-	-	(1,102,340)	(1,102,340)
Balance as of August 31, 2019	-	$-	141,347,173	$70,943	$3,111,747	$(9,217,787)	$(6,035,097)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED AUGUST 31, 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at November 30, 2017	-	$-	141,347,173	$70,943	$2,847,479	$(6,950,984)	$(4,032,562)

Stock based compensation	-	-	-	-	151,946	-	151,946
	-	-	-	-		-	-
Net loss	-	-	-	-	-	(864,919)	(864,919)
Balance as of August 31, 2018	-	$-	141,347,173	$70,943	$2,999,425	$(7,815,903)	$(4,745,535)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at May 31, 2019	-	$-	141,347,173	$70,943	$3,111,344	$(8,681,352)	$(5,499,065)

Stock based compensation	-	-	-	-	403	-	403

Net loss	-	-	-	-	-	(536,435)	(536,435)
Balance as of August 31, 2019	-	$-	141,347,173	$70,943	$3,111,747	$(9,217,787)	$(6,035,097)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance at May 31, 2018	-	$-	141,347,173	$70,943	$2,948,407	$(7,709,926)	$(4,690,576)

Stock based compensation	-	-	-	-	51,018	-	51,018
						-	-
Net loss	-	-	-	-	-	(105,977)	(105,977)
Balance as of August 31, 2018	-	$-	141,347,173	$70,943	$2,999,425	$(7,815,903)	$(4,745,535)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2019	August 31, 2018
Cash Flows From Operating Activities:
Net loss	$(1,102,340)	$(864,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	-	11,137
Depreciation	1,736	9,427
Stock based compensation	60,854	151,946
Issuance of common stock for services	91,112	-
Changes in operating assets and liabilities:
Accounts receivable	(23,900)	21,688
Prepaid expenses and other current assets	7,738	724
Due to affiliates	180,316	357,144
Accounts payable and accrued expenses	446,525	(234,265)

Net Cash Used In Operating Activities	(337,959)	(547,118)

Cash Flows From Financing Activities:
Advances from related parties	450,725	667,000
Payments on due to officers	(27,500)	(20,000)

Net Cash Provided By Financing Activities	423,225	647,000

Net Increase In Cash	85,266	99,882

Cash - Beginning of Year	8,281	6,286

Cash - End of Year	$93,547	$106,168

Supplemental Cash Flow Information:
Vendors paid by Affiliated Entities	$23,403	$168,867

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Business Overview

PureBase Corporation (the “Company”) was incorporated in the State of Nevada on March 2, 2010, under the name Port of Call Online, Inc. to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014, the Company changed its business focus to an exploration, mining and product marketing company engaged in identifying and developing advanced stage natural resource projects which, the Company believes, show potential to achieve full production. Effective January 12, 2015, the Company amended its articles of incorporation to change its name to PureBase Corporation. The Company, through its wholly-owned operating subsidiaries PureBase Agricultural, Inc., a Nevada corporation, (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“USAM”) is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States for the agriculture and construction materials markets. On the agricultural side, the Company’s business is to develop agricultural specialized fertilizers, minerals and bio-stimulants for organic and sustainable agriculture. On the construction side, the Company is focused on developing construction sector-related products such as cements. The Company intends to provide for distribution of its products into each industry related market.

The Company is headquartered in Ione, California.

The Company’s activities are subject to significant risks and uncertainties including its ability to secure additional funding to pursue its operations.

Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $9.2 million since inception, including a net loss of approximately $1.1 million for the nine months ended August 31, 2019. Additionally, the Company had a negative working capital of approximately $6.2 million and $5.2 million at August 31, 2019 and November 30, 2018, respectively, and has negative cash flows from operations of approximately $338,000 during the nine months ended August 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through potential acquisitions and the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise. Management currently believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern but cannot guarantee any debt or equity financing will be available, or if available, on favorable terms. As such, management does not believe that the Company has sufficient cash to operate for 12 months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial information as of and for the three and nine months ended August 31, 2019 and 2018 has been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended November 30, 2018 filed with the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2019.

Consolidation

The consolidated financial statements include the accounts of PureBase Corporation and its wholly-owned subsidiaries, PureBase AG and USAM. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation. The reclassification had no effect on the previously recorded income.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for doubtful accounts. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of August 31, 2019, and November 30, 2018, the Company’s allowance for doubtful accounts was $11,137 and $11,137, respectively.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because of the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Nine Months Ended
	August 31, 2019	August 31, 2018
Stock options	550,000	500,000
Potentially dilutive securities	550,000	500,000

	Three Months Ended
	August 31, 2019	August 31, 2018
Stock options	550,000	500,000
Potentially dilutive securities	550,000	500,000

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

Cash and Cash Equivalents

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company’s accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) but, at times, may exceed federally insured limits. At August 31, 2019, no accounts exceeded FDIC limits.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

Mineral Rights

Acquisition costs of mineral rights are capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study. Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred.

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

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts incurred were $0 and $578 included in general administrative expenses for the nine months ended August 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, accrued expenses, and advances approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s notes payable approximate fair value based on prevailing interest rates. As defined in ASC 820, “Fair Value Measurements and Disclosures,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

The Company did not have any Level 1, Level 2 or Level 3 assets and liabilities as of August 31, 2019 and November 30, 2018.

Impairment of Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 350, “Intangibles – Goodwill and Other” and ASC 360, “Property and Equipment”. Long-lived assets to be held and used are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company measures recoverability by comparing the carrying amount of an asset to the expected future undiscounted net cash flows generated by the asset. If it determines that the asset may not be recoverable, or if the carrying amount of an asset exceeds its estimated future undiscounted cash flows, the Company recognizes an impairment charge to the extent of the difference between the fair value and the asset's carrying amount. No impairment losses were recorded during the three and nine months ended August 31, 2019 and August 31, 2018.

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

During the nine months ended August 31, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	August 31, 2019	November 30, 2018

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
	67,164	67,164
Less: accumulated depreciation	(65,813)	(64,077)
Property and equipment, net	$1,351	$3,088

Total depreciation expense for the three and nine months ended August 31, 2019 and 2018 was $578 and $2,247 and $1,736 and $9,427, respectively.

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

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the BLM covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by the Company. All rights and obligations under the Preference Rights lease have been assigned to the Company by US Mine Corp., a related party (“USMC”). These rights are presented at their cost of $200,000. This lease requires a payment of $7,503 per year to the BLM.

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, USMC, a related party, assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the BLM. An initial deposit of $50,000 was paid to escrow, and the agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of another $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses. The mining claims require a minimum royalty payment of $3,500 per year.

During the year ended November 30, 2017, USMC, agreed to offset the $75,000 deposit against money owed to USMC. As a result, the purchase price is currently back to $650,000 plus expenses. Mr. Bremer has not restricted the Company from continuing its exploration on the property or access to property in any way.

NOTE 5 – NOTES PAYABLE

The Company assumed a $1,000,000 promissory note on November 24, 2014 in connection with the acquisition of USAM by the Company. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The balance of the note was $1,000,000 at August 31, 2019 and November 30, 2018. The note is in default however, the Company continues to have discussions with holder of the note to extend the note under the same terms and conditions, but no assurances can be provided that the holder of the note will agree to such terms.

On February 26, 2016, the Company entered into a promissory note with Bayshore Capital Advisors, LLC, a major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2019.

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a director of the Company, to consolidate the total amounts due to and assumed by Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the nine months ended August 31, 2019, the Company repaid $27,500 towards the balance of the note. The balance on the note was $149,596 and $177,096 as of August 31, 2019 and November 30, 2018, respectively.

NOTE 6 - COMMITMENTS AND CONTIGENCIES

Office and Rental Property Leases

The Company is using office space provided by USMC, a related party that is owned by the Company’s majority shareholders and directors A. Scott Dockter and John Bremer. There is currently no lease for use of such office space.

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On September 21, 2016 the Company its employment agreement with its then President, David Vickers. Subsequently, Mr. Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding in which Mr. Vickers claimed approximately $850,000 in damages was held in August 2019. A preliminary decision has been rendered in connection with the arbitration, however, the amount payable to Mr. Vickers has not yet been fully determined. As of the date of this report no additional meeting has been scheduled and the Company is waiting to hear from the arbitrator on a meeting date. The Company believes its exposure to be approximately $400,000 as a result of the arbitration. The Company has appropriately accrued for all potential liabilities at August 31, 2019. While the Company believes the potential liability is limited to approximately $400,000 there is, however, the potential for the arbitrator to render a ruling where the Company could be liable for more.

On August 30, 2018 the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product PureBase Shade Advantage. The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement the Company agreed, among other requirements for dissemination of information with its product, to make various changes to the packaging of its Purebase Shade Advantage products relating to the visual representation of the product’s names. Under the Settlement Agreement, each party fully released the other party from all existing claims and liabilities. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. A trial is currently scheduled to be held in July 2020.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

2017 Equity Incentive Plan

On November 10, 2017 the Company’s Board of Directors (the “Board”) approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board allocated up to 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of August 31, 2019, 50,000 options have been granted under the Option Plan.

The Company has also granted an aggregate of 500,000 options pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

There were no stock options granted during the nine months ended August 31, 2019 or August 31, 2018.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 1, 2018	550,000	$2.74
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2019	550,000	$2.74

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at August 31, 2019:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
Exercise Prices	Options	In Years	Price	Exercisable

$0.12	50,000	9.08	$0.12	-
$3.00	500,000	6.51	3.00	500,000
	550,000	7.00	$2.74	500,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

Total compensation expense related to the options was $403 and $51,018 and $60,854 and $151,946 for the three and nine months ended August 31, 2019 and 2018, respectively. As of August 31, 2019, all outstanding stock options were fully vested.

Stock Payable

On October 23, 2018, the Company entered into an Investment Banking Engagement Agreement (the “Investment Agreement”), with Newbridge Securities Corporation (“Newbridge”). As per the Investment Agreement, Newbridge will provide investment banking and corporate advisory services to the Company. The initial term of the Investment Agreement was for three months and automatically renews for an additional nine months (the “Extended Term”) unless either the Company or Newbridge provides written notice of termination to the other at least ten days prior to the end of the initial three-month term.

Upon execution of the Investment Agreement the Company was to issue 332,000 shares of the Company’s restricted common stock, valued at $43,160 to Newbridge. Upon the Extended Term the Company was to issue Newbridge an additional 333,000 shares of the Company’s restricted common stock, valued at $47,952. As of August 31, 2019, these shares had yet to be issued.

NOTE 8 – RELATED PARTY TRANSACTIONS

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, a major shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2019.

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $72,848 and $38,805 were rendered by USMC for the three months ended August 31, 2019 and 2018, respectively. Services totaling $142,210 and $185,932 were rendered by USMC for the nine months ended August 31, 2019 and 2018, respectively.

During the three months ended August 31, 2019, USMC paid $8,178 of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $56,000. During the nine months ended August 31, 2019, USMC paid $23,403 of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $469,125. The balance due to USMC is $4,147,857 and $3,669,275 at August 31, 2019 and November 30, 2018, respectively.

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2019, the Company repaid $27,500 towards the balance of the note. As of August 31, 2019, the principal balance due on this note is $149,596.

The Company is using office space provided by USMC rent-free. There is currently no lease for its use of such office space.

NOTE 9 – CONCENTRATIONS OF CREDIT RISK

Accounts Receivable

Three customers accounted for 86% of the gross accounts receivable as of August 31, 2019, as set forth below:

Customer 1	32%
Customer 2	29%
Customer 3	26%

Two customers accounted for 100% of the gross accounts receivable as of November 30, 2018, as set forth below:

Customer 1	73%
Customer 2	27%

Revenues

Four customers accounted for 91% of the revenues as of August 31, 2019, as set forth below:

Customer 1	37%
Customer 2	24%
Customer 3	18%
Customer 4	12%

Four customers accounted for 84% of the revenues as of August 31, 2018, as set forth below:

Customer 1	36%
Customer 2	22%
Customer 3	15%
Customer 4	11%

Vendors

One supplier, a related party, accounted for 100% of purchases as of August 31, 2019 and November 30, 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On September 5, 2019, the Company entered into a Debt Exchange Agreement with USMC pursuant to which an aggregate of $5,442,363 of debt, including accrued and unpaid interest, was converted to an aggregate of 60,248,484 shares of the Company’s common stock at a per share conversion price of $0.09.

On September 5, 2019, the Company entered into a Distribution Agreement with a third party pursuant to which the Company will provide, on a non-exclusive basis, rights to distribute the Company’s products in Southeast Asia for a term of one year and shall automatically renew thereafter for successive one year terms.

On September 5, 2019, the Board approved to discontinue any and all mining and related activities at the Long Valley and Snow White projects.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1 million of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. However, there can be no assurances that USMC will purchase any such notes. Any amounts due under the notes, if any, may be converted by USMC into shares of the Company’s common stock at a conversion price of $0.16 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products;
●	the commercial success of our products;
●	the impact of any industry regulation;
●	our ability to develop existing mining projects or establish proven or probable reserves;
●	our dependence on one vendor for our minerals for our products;
●	the impact of potentially losing the rights to properties; and
●	the impact of the increase in the price of natural resources.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including applicable securities laws, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to PureBase Corporation and its wholly-owned subsidiaries PureBase Agricultural, Inc., a Nevada corporation (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company, (“USAM”).

Business Overview

The Company, through its wholly-owned operating subsidiaries PureBase AG and USAM, is in the business of pursuing interests in the field of industrial minerals and natural resources. The Company is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of industrial and natural mineral properties in the United States for the agriculture and construction materials markets. On the agricultural side, the Company’s business is to develop agricultural specialized fertilizers, minerals and bio-stimulants for organic and sustainable agriculture. On the construction side, the Company is focused on developing construction sector-related products such as cements. The Company intends to provide for distribution of its products into each industry related market.

Results of Operations

Comparison of the Three Months Ended August 31, 2019 to the Three Months Ended August 31, 2018

A comparison of the Company’s operating results for the three months ended August 31, 2019 and 2018 are summarized as follows:

	2019	2018	Variance
Revenues	$161,322	$236,440	$(75,118)
Operating expenses:
Selling, general & administrative	632,022	285,923	346,099
Product fulfillment, exploration and mining	49,889	40,645	9,244
Loss from operations	(520,589)	(90,128)	(430,461)
Other income (expenses)	(15,846)	(15,849)	3
Net Loss	$(536,435)	$(105,977)	$(430,458)

Revenues

Revenue decreased by $75,118, or 32%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, primarily as a result of the following: (i) the Company provided four customers a credit totaling $23,500 due to the issuance of incorrect pricing sheet, (ii) the Company’s decision to no longer sell non-organic clay products and (iii) an approximate reduction in sales of $42,000 to the Company’s primary customer.

Operating Costs and Expenses

Selling, general and administrative expenses increased by $346,099, or 121%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, primarily due to the accrual for the potential loss on litigation of $400,000. This increase was partially offset by the following: (i) an approximate decrease of $51,000 stock based compensation and (ii) an approximate decrease of $20,500 in Website expenses and (iii) an increase in accrual for the potential loss on litigation of $400,000.

Product fulfillment and exploration and mining expenses increased by $9,244, or 23%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, primarily as a result of the majority of the Company’s Shade Advantage sales occurring during the three months ended August 31, 2019.

Comparison of the Nine Months Ended August 31, 2019 to the Nine Months Ended August 31, 2018

A comparison of the Company’s operating results for the nine months ended August 31, 2019 and 2018 are summarized as follows:

	2019	2018	Variance
Revenues	$347,780	$541,651	$(193,871)
Operating expenses:
Selling, general & administrative	1,266,291	1,151,542	114,749
Product fulfillment, exploration and mining	136,341	201,916	(65,575)
Loss from operations	1,054,852	(811,807)	243,045
Other income (expenses)	(47,488)	(53,112)	5,624
Net Loss	$(1,102,340)	$(864,919)	$237,421

Revenues

Revenue decreased by $193,871, or 36%, for the nine months ended August 31, 2019, as compared to the nine months ended August 31, 2018, primarily as a result of the following: (i) the Company provided four customers a credit totaling $23,500 due to the issuance of incorrect pricing sheet, (ii) the Company’s decision to no longer sell non-organic clay products, (iii) an approximate reduction in sales of $42,000 to the Company’s primary customer, and (iv) a decrease in sales Soil Advantage of $76,728 due to the Company discontinuing the line of product.

Operating Costs and Expenses

Selling, general and administrative expenses increased by $114,749, or 10%, for the nine months ended August 31, 2019, as compared to the nine months ended August 31, 2018, primarily due to the accrual for the potential loss on litigation of $400,000. The increase was partially offset by the following: (i) an approximate decrease of $51,000 stock based compensation, (ii) an approximate decrease of $20,500 in Website expenses, (iii) a decrease in payroll expenses of $68,526 as a result of the Company reducing the number of employees from five to three and (iv) a decrease in travel expenses of $36,342.

Product fulfillment, exploration and mining expenses decreased by $65,575, or 32%, for the nine months ended August 31, 2019, as compared to the nine months ended August 31, 2018, as a result of a decrease in product orders during the three months ended August 31, 2019.

Other income (expense) decreased by $5,624, or 11%, for the nine months ended August 31, 2019, as compared to the nine months ended August 31, 2018, as a result of the Company paying a portion of the note payable to A. Scott Dockter.

Liquidity and Capital Resources

As of August 31, 2019, we had cash on hand of $93,547 and a working capital deficiency of $6,236,448, as compared to cash on hand of $8,281 and a working capital deficiency of $5,196,699 as of November 31, 2018. The increase in working capital deficiency is mainly due to increases in due to affiliates of approximately $630,000 and accounts payable and accrued expenses of approximately $450,000 during the nine months ended August 31, 2019.

On September 5, 2019, the Company entered into a Debt Exchange Agreement with USMC pursuant to which an aggregate of $5,442,363 of debt, including accrued and unpaid interest, was converted to an aggregate of 60,248,484 shares of the Company’s common stock at a per share conversion of $0.09.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1 million of the Company’s 5% unsecured convertible two-year promissory notes in a private offering, in one or more closings. However, there can be no assurances that USMC will purchase any such notes. Any amounts due under the notes, if any, may be converted by USMC into shares of the Company’s common stock at a conversion price of $0.16 per share.

Future Financing

We will require additional funds to implement our growth strategy for our business. We currently expect further exploration and development of our current or future projects and the sale of our agricultural products to continue generating sales revenues, but we do not expect revenues from these activities in the near term to cover our entire current operating expenses which we expect to increase as we implement our business plans. We do not believe that our current cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve-month period. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient and consistent revenues to cover our operating expenses. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon proceeds from outside capital sources including USMC which is an affiliated entity. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition or cease operations.

Furthermore, such outside financing would likely take the form of bank loans, private offerings of debt or equity securities, advances from affiliates or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, lines of credit or long-term debt by the Company would increase its cash flow requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms and may subject the Company to restrictions on its operations and corporate actions.

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through August 31, 2019, of approximately $9.2 million, as well as negative cash flows from operating activities. During the nine months ended August 31, 2019, the Company received net cash proceeds of approximately $451,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of August 31, 2019, in comparison to our working capital deficiency as of November 30, 2018, can be summarized as follows:

	August 31, 2019	November 30, 2018
Current assets	$125,718	$24,290
Current liabilities	6,362,166	5,220,989
Working capital deficiency	$6,236,448	$5,196,699

The increase in current assets is primarily due to an increase in cash and accounts receivable of $85,266 and $23,900, respectively. A majority of current liabilities remained consistent during the nine month period ending August 31, 2019, however, due to affiliates increased approximately $630,000 and accounts payable and accrued expenses increased approximately $450,000 at August 31, 2019.

Cash Flows

	Nine Months Ended August 31,
	2019	2018
Net cash used in operating activities	$(337,959)	$(547,118)
Net cash provided by financing activities	423,225	647,000
Increase in cash	$85,266	$99,882

Operating Activities

Net cash used in operating activities was $337,959 for the nine months ended August 31, 2019. This was primarily due to the net loss of $1,102,340 and an increase in accounts receivable of $23,900, which was partially offset by the following: (i) issuances of common stock for services of $91,112, (ii) stock-based compensation related to stock options of $60,854, (iii) an increase in due to affiliates of $180,316 and (iv) an increase in accounts payable and accrued expenses of $446,525.

Net cash used in operating activities was $547,118 for the nine months ended August 31, 2018. This was primarily due to the net loss of $864,919, which was partially offset by an increase in amounts due to affiliates of $357,144 and a decrease in accounts payable and accrued expenses of $234,265.

Financing Activities

For the nine months ended August 31, 2019, net cash provided by financing activities was $423,225, which was due to cash advanced to the Company by USMC of $450,725 and offset by payments on a note payable to officer of $27,500.

For the nine months ended August 31, 2018, net cash provided by financing activities was $647,000, which was primarily due to cash advanced to the Company by USMC of $667,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended August 31, 2019, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, as filed with the SEC on March 15, 2019.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements herein for the quarter ended August 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness(es) in internal control over financial reporting described in our annual report on Form 10-K for the fiscal year ended November 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there are no pending legal proceedings to which the Company or its subsidiaries area a party or in which any director, officer or affiliate of the Company, any owner of record of beneficially or more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

On September 21, 2016 the Company terminated its employment agreement with its then President, David Vickers. Subsequently, Mr. Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017, the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding in which Mr. Vickers claimed approximately $850,000 in damages was held in August 2019. A preliminary decision has been rendered in connection with the arbitration, however, the amount payable to Mr. Vickers has not yet been fully determined. As of the date of this report no additional meeting has been scheduled and the Company is waiting to hear from the arbitrator on a meeting date. The Company believes its exposure to be approximately $400,000 as a result of the arbitration. The Company believes its exposure to be approximately $400,000 as a result of the arbitration. The Company has appropriately accrued for all potential liabilities at August 31, 2019. While the Company believes the potential liability is limited to approximately $400,000 there is, however, the potential for the arbitrator to render a ruling where the Company could be liable for more.

On August 30, 2018 the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product PureBase Shade Advantage. The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement the Company agreed, among other requirements for dissemination of information with its product, to make various changes to the packaging of its Purebase Shade Advantage products relating to the visual representation of the product’s names. Under the Settlement Agreement, each party fully released the other party from all existing claims and liabilities. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations are false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. A trial is currently scheduled to be held in July 2020.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended November 30, 2018 (the “Annual Report”), as filed with SEC on March 15, 2019. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Except as set forth below, there are no defaults upon senior securities that were not previously reported in a Current Report on Form 8-K by the Company.

The Company assumed a $1,000,000 promissory note on November 24, 2014 in connection with its acquisition of USAM. The note bears interest at an annual rate of 5% and the principal and accrued interest were due and payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. The principal and accrued interest balance of the note outstanding as of the date of this Report was $1,229,781. The Note is in default, however, the Company continues to have discussions with the note holder to extend the maturity date of the note under the same terms and conditions. No assurances can be provided that the note holder will agree to such terms.

On February 26, 2016, the Company entered into a promissory note with Bayshore Capital Advisors, LLC, a major shareholder of the Company, for $25,000 for working capital purposes at an interest rate of 6% per annum. The note is payable on the earlier of August 26, 2016, or upon the closing of a bridge financing by the Company. The note is currently in default. The amount of outstanding principal and accrued interest due on this note as of the date of this Report is $27,126.

On August 31, 2017, the Company issued a 6% promissory note in the amount of $197,096 to A. Scott Dockter. The note is due on demand. As of the date of this Report, the balance due on this Note including accrued interest was $176,327.

ITEM 4. MINE SAFETY DISCLOSURES

There are no mine safety violations or other regulatory matters to be disclosed which occurred during the nine months ended August 31, 2019.

ITEM 5. OTHER INFORMATION

On September 5, 2019, the Board approved to discontinue any and all mining and related activities at the Long Valley and Snow White projects.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1 million of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. However, there can be no assurances that USMC will purchase any such notes. Any amounts due under the notes, if any, may be converted by USMC into shares of the Company’s common stock at a conversion price of $0.16 per share.

ITEM 6. EXHIBITS

The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Description
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1*	Securities Purchase Agreement by and between the Company and US Mine Corp, dated September 26, 2019
(10)	Material Agreements
10.1*	Distribution Agreement by and Between the Company and New Ag Technologies, Inc., Dated September 5, 2019
10.2	Debt Exchange Agreement by and between the Company and US Mine Corp, dated September 5, 2019 (incorporated by reference to Exhibit No. 10.10 to our Current Report on Form 8-K filed on September 10, 2019)
10.3*	Form of 5% Convertible Note associated with the Securities Purchase Agreement by and between the Company and US Mine Corp, Dated September 26, 2019
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial
and Accounting Officer)
Date: October 18, 2019

