Form 10-K
period 2019-11-30
PureBase Corp
filed 2020-02-28
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-55517

PUREBASE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2060863
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8625 State Highway, 124 Ione, California	95640
(Address of Principal Executive Offices)	(Zip Code)

(855) 743-6478

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging Growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,789,476.

As of February 28, 2020, there were 208,650,741 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Current and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended November 30, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our ability to successfully implement our business plan;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully acquire, develop or commercialize new products;
●	the commercial success of our products;
●	the impact of any industry regulation;
●	our ability to develop existing mining projects or establish proven or probable reserves;
●	our dependence on once vendor for our minerals for our products;
●	the impact of potentially losing the rights to properties; and
●	the impact of the increase in the price of natural resources.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. However, no assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to PureBase Corporation and its wholly-owned subsidiaries, PureBase Agricultural, Inc., a Nevada corporation (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“USAM”).

Corporate History

PureBase Corporation (the “Company”) was incorporated in the State of Nevada on March 2, 2010, under the name Port of Call Online, Inc. (“POCO”) to create web-based services for boaters. As a result of a corporate reorganization on December 23, 2014, whereby POCO acquired 43,709,412 shares, representing 95%, of the issued and outstanding shares of PureBase, Inc., a private Nevada Corporation (“PBI”) in exchange for 43,709,412 shares of POCO common stock. As a result of the reorganization, PBI became a wholly-owned subsidiary of POCO. The Company succeeded to the business of PBI and changed its focus to an exploration, mining and product marketing company engaged in identifying and developing advanced stage natural resource projects which, the Company believes, show potential to achieve full production. Effective January 12, 2015, the Company changed its name to PureBase Corporation and its trading symbol from “POCO.OB” to “PUBC”.

The Company is headquartered in Ione, California.

Business Overview

The Company, through its wholly-owned operating subsidiaries PureBase AG and USAM is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. It is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States for the agriculture and construction materials markets. On the agricultural side, the Company’s business is to develop agricultural specialized fertilizers, minerals and bio-stimulants for organic and sustainable agriculture. In addition, the Company intends to focus on identifying and developing other advanced stage natural resource projects in support of its agricultural business. On the construction side, the Company is focused on developing construction sector-related products such as supplemental cementious material (“SCM”).

The Company is developing pozzolan-based products that have applications in the construction materials sector. Pozzolans, also known as SCM’s, may have beneficial qualities when added to concrete. The Company continues its research into SCM markets and believes there are substantial opportunities with pozzolan-based products currently being tested.

The Company’s initial focus has been on the organic agricultural market sector. The Company has developed products such as PureBase Shade Advantage WP, PureBase SulFe Hume Si Advantage, and PureBase Humate INU Advantage and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, potassium silicate sulfate, and other natural minerals. These agricultural minerals and soil amendments are used in the agricultural industry to protect crops, plants and fruits from the sun and winter damage, provide nutrients to plants, and improve dormancy and soil ecology to help farmers increase the yields of their harvests.

The Company also seeks to acquire and develop mineralized materials of pozzolan and potassium silicate sulfate for agricultural applications. While the Company’s current property, which it controls, contains pozzolan, potassium silicate sulfate, among other minerals, such mineralizations have yet to be qualified and do not represent “proven” or “probable” reserves as defined in Industry Guide 7 of the federal securities regulation.

The Company utilizes the services of US Mine Corporation (“USMC”), a Nevada corporation, for the development and contract mining of industrial mineral and metal projects. USMC performs exploration drilling, mine modeling, on-site construction, mine production, and mine site reclamation, and prepares feasibility studies for the Company. Exploration services also include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals utilized by the Company is obtained USMC. A. Scott Dockter, our President, Chief Executive Officer, and Chief Financial Officer, and John Bremer, a director, are the Treasurer and President, respectively, as well as directors of USMC.

We hope to develop innovative solutions for our agricultural customers while building a brand under the name, “PureBase”, consisting of three primary product lines: PureBase Shade Advantage WP, PureBase SulFi Hume Si Advantage, and PureBase Humate INU Advantage.

PureBase Shade Advantage WP

PureBase Shade Advantage WP is a natural mineral plant protectant that reduces sunburn damage to plant tissue (including fruits and nuts) exposed to UV and infrared radiation. The protection is achieved through the absorption and dissipation of ultraviolet and infrared radiation, which protects and reduces the stress on plants.

The anticipated benefits of this product include:

●	Adherences to plant tissue, fruit, and wood bark without the need for surfactants (stickers);
●	Protection against sunburn of plant tissue and sun scalding of fruits, nuts, and vegetables;
●	Designed for application on organic and sustainable crops; and
●	When sprayed on dormant trees, Shade Advantage WP has the potential of mitigating weather induced dormancy interference.

Shade Advantage WP is available in 25 lb. compostable and biodegradable bags.

PureBase SulFe Hume Si Advantage

PureBase SulFe Hume Si Advantage is derived from a proprietary silicate sulfate mineral deposit. It provides many essential minerals, while improving the nutrient uptake to plants, and improving soil biology. It can be applied to most crops, trees, vines, and turf applications and is available in granular grade and in bulk orders or 2,000 pound bags.

PureBase Humate INU Advantage

PureBase INU Humate Advantage is derived from a proprietary deposit of leonardite. The uniquely soluble iron leonardite with high organic matter, carbon, and fulvic acid content allows PureBase Humate Advantage to improve soil quality. Products containing humic acids may increase uptake of micronutrients. It is available in granular grade.

To date, we have ongoing distributorship agreements with the Aligned Group, Helena Chemical, and Salida Ag and market and distribute to ten western states. We have also begun exporting PureBase Humate INU Advantage to Vietnam, Laos, and Cambodia. As part of our on-going research, we have successfully concluded product validation trials conducted by the Helena research and Development Center.

Employees

The Company currently has three full-time employees. We currently anticipate hiring additional employees for the Company’s agricultural production operations, subject to sufficient funding, if our agricultural products development and distribution programs continue to expand. The Company currently relies on USMC to provide the Company’s mining services and Kaolin Clay material.

Outside services, relating primarily to agricultural market research and product development, and the development and application of SCMs, as well as other technical matters related to product development and branding activities, will be provided by various independent contractors.

Industry Overview

Agricultural Industry

The United States Fertilizer Market was valued at $13,687,900 during 2018 and is projected to register a compound annual growth rate (“CAGR”) of 2.6% during the forecast period (2019-2024), according to Mordor Intelligence , a private market research firm located in India.

The US micronutrient fertilizer market was valued at $654.3 million in 2018, and it is projected to reach $1,096.8 million by 2024 while witnessing a CAGR of 9.2% during the forecast period. We believe that the popularity and consumption of micronutrient fertilizers, in the United States, have consistently increased over the years in an effort to ensure that the nutrients requirements of crops are met and to boost productivity. We believe that the increasing awareness among growers about the advantages of micronutrient fertilizers in enhancing crop productivity may result in a robust growth rate of the fertigation, irrigation, and foliar micronutrient fertilizer market.

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

Climate change including an increase in drought trends and an increasing population base are exacerbating the problem of adequate food production. Pesticides, GMO crops and irrigation with reclaimed water are some of the current solutions, but may be toxic to the environment, plant, animal and human health. We intend to promote environmental conservation through the manufacture, sale, and distribution of high quality industrial minerals and natural resources. Our plan is to create a high-quality alternative to current GMO limited use soil amendments by offering a high quality water conservation product.

Competition

Major competitors with our agricultural products include:

●	PureShade with Calcium Carbonate: Mined and manufactured in Georgia, USA and Novasource, part of the Tessenederlo Group.

●	The Andersons Humic Solutions: A humic based products mining and manufacturing firm focused in the US Midwest, produces highly competitive organic products. Their products are sold and distributed throughout the United States.

Pricing Competition

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

The following governmental controls and regulations materially affect the mining properties we or our third party mineral suppliers will seek to explore and develop.

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

Legislation to make significant revisions to the U.S. General Mining Law of 1872 would affect our potential development of unpatented mining claims on federal lands, including any royalty on mineral production. It cannot be predicted whether any of these proposals will become law. Any levy of the type proposed would only apply to unpatented federal lands and accordingly could adversely affect the profitability of any future mineral production from projects being explored by the Company on federal property.

All of our current mining projects are governed by the BLM and the US Forest Service. The Federal Land Policy and Management Act (1976) established the BLM’s multiple-use mandate to manage the public lands “in a manner that will protect the quality of scientific, scenic, historical, ecological, environmental, air and atmospheric, water resource, and archeological values; that, where appropriate, will preserve and protect certain public lands in their natural condition”. The Lands, Minerals & Water Rights branch coordinates with BLM planning and resource specialists to manage surface resources, minerals and water rights to ensure that authorized uses of public lands.

We may not be able to obtain permits required for our projects in a timely manner, on reasonable terms, or at all. If we, or our third party suppliers, cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties or those of third party suppliers could be adversely affected.

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

Agricultural Products Certifications

All sales of agricultural products have to be registered in order to be sold, distributed and /or applied in farming operations. Standards for registration are set and regulated by the United States Department of Agriculture (“USDA”) at the federal level. All state agencies must also comply with federal guidelines. There are guidelines for the registration and labelling of the products for agriculture use, some of which are federal, others are State. Our product(s) which are organic must meet several additional qualifications in order to become registered.

In California, for example, the task of regulating the registration processes is carried out by the California Department of Food and Agriculture (CDFA). There are some activities within the regulatory process that are executed by recognized and licensed private entities such as chemical laboratories and certifying laboratories. In some instances, in accordance with various international treaties, some of bilateral and some by regional structures (European Union, etc.) and some governmental and private organizations are recognized and licensed to play particular roles in certifying and/or in the certifying processes.

Currently we have two products fully registered as an organic plant protectant: PureBase Soil Advantage and PureBase Shade Advantage WP. The WP stands for Wettable Powder which means the powder goes into suspension when mixed with water. We have registration certificates for these product in several states including California and Washington. All of our products are currently registered in the US and California as agricultural products.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We are a development stage company which makes the evaluation of its future business prospects difficult.

The Company changed its business focus to its current business of developing agricultural and natural resources as a result of a reorganization with its wholly owned subsidiary PureBase Ag which occurred in December, 2014. Consequently, the Company only commenced selling its agricultural products during 2017 and has not yet achieved profitable operations.. As such we may not be able to achieve positive cash flows and our recent operating history makes evaluation of our future business and prospects difficult. The Company’s success is dependent upon the successful development of suitable mineral projects, establishing its production capability and establishing a customer base for its agricultural products. Any future success that we might achieve will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include but are not limited to: changes in or increased levels of competition; the availability and cost of bringing mineral projects into production; the amount of agricultural and/or natural resources available and the market price of and the uses for such minerals. These factors may have a material adverse effect upon our business operating results and financial condition.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing to fund our operations.

Our audited consolidated financial statements as of November 30, 2019 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. For the fiscal year ended November 30, 2019, we had a loss from operations of approximately $1.7 million and negative cash flows from operations of approximately $461,000. We anticipate that we will continue to incur operating losses as we execute our development plans for 2020, as well as other potential strategic and business development initiatives. In addition, we expect to have negative cash flows from operations, at least into the near future. We have previously funded and plan to continue funding these losses primarily through the sale of equity and debt. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital for the foreseeable future in order to continue operations and realize our business plans, the failure of which could adversely impact our operations.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses and financing costs. As of November 30, 2019, we had liabilities of $976,821 and a working capital deficiency of $946,405. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We will need to grow the size and capabilities of our company, and we may experience difficulties in managing this growth.

If and when our marketing plans and business strategies develop, we may need to recruit additional managerial, operational, sales and marketing, financial, IT and other personnel. Future growth will impose significant added responsibilities on management:

Our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We depend on third parties for services

We currently rely, and for the foreseeable future will continue to rely, in substantial part on advisors and consultants to provide certain services. There can be no assurance that the services of these independent advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our business operations may be interrupted. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our company by hiring new employees and expanding our consultants and contractors, we may not be able to successfully implement the tasks necessary to achieve our marketing, research, development, and expansion goals, and we may face loss and liability in connection with any deficiency in service caused by the lack of capable personnel or errors made by third parties.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our future success depends, in part, on our ability to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Any inability in hiring and retaining qualified personnel could result in delays in development or fulfillment of any current strategic and operational plans.

Our officer and directors are able to control the Company.

Our officer and directors and their affiliates control the vast majority of common stock of our company. As a result they have significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Raising funds through debt or equity financings in the future, would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We hope to raise additional funds in debt or equity financings if they are available to us on terms we believe reasonable to provide for working capital, carry out mining development and production programs, expand our marketing efforts or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock and such debt instruments may contain negative covenants restricting corporate actions which could have an adverse affect, the rights and the value of our common stock and our operations.

We face increased competition.

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

At present, our sales are concentrated in a few customers.

The Company’s sales are presently concentrated within a few customers. If any of these customers, in particular, the customers that provide the most significant percentage of revenue, are no longer customers, for any reason, and these customers are not replaced, we will sustain additional losses as our fixed cost base will be left uncovered and consume working capital leading to significant cash flow problems.

An increase in the price of natural resources will adversely affect our chances of success.

The Company’s business plan is based on current development costs and current prices of the natural resources being developed or purchased by the Company. However the price of minerals can be very volatile and subject to numerous factors beyond our control including industrial and agricultural demand, inflation, the supply of certain minerals in the market, and the costs of mining, refining and shipping of the minerals. Since the Company will be obtaining the majority of its minerals from third party suppliers, any significant increase in the price of these natural resources will have a materially adverse effect on the results of the Company’s operations unless it is able to offset such a price increase by implementing other cost cutting measures or passing such increases on to its customers. While the Company has attempted to secure stable pricing and supply pursuant to its agreement with USMC, there is no assurance that the Company will not incur future price increases or supply shortages of its raw materials.

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

Management may be unable to implement its business strategy.

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

During fiscal 2019 we established a customer base and distribution system for our agricultural products but have experienced only modest increasing sales. However, we are now engaged in promoting sales and marketing in an effort to increase the sales revenue of our agricultural products to customers and through the distribution system. To date we have one long term supply contract for our minerals and agricultural products. We have not yet entered into any agreements for the purchase of our minerals or SCM products nor have we established a distribution system to deliver our minerals and SCM products to customers. Our inability to attract additional customers for our agricultural products, to deliver products in a time and cost effective manner or develop our SCM business would have an adverse effect on the growth of our business.

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

We incur increased costs as a result of being a public company.

We are a public “reporting company” with the Securities and Exchange Commission (“SEC”). As a public reporting company, we incur significant legal, accounting, reporting and other expenses not generally applicable to a private company. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the SEC. These rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

Risks Related to Our Common Stock and Its Market Value

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

SEC Rule 15g-9 establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock; however, we have the option to execute a reverse split which could mitigate this issue.

Our securities are quoted on the OTCQB, which may not provide us much liquidity for our investors as an exchange, such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the OTCQB, which provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities quoted on the OTC are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Market may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price. We cannot assure you a liquid public trading market will develop.

The market price of our Common Stock may be adversely affected by several factors.

The market price of our Common Stock could fluctuate significantly in response to various factors and events, including:

●	our ability to execute our business plan;
●	operating results below expectations;
●	announcements of technological innovations or new products by us or our competitors;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange, the Amex Equities Exchanges and NASDAQ, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ. Because we will not be seeking to be listed on any of the exchanges in the near term, we are not presently required to comply with many of the corporate governance provisions. We do not currently have independent audit or compensation committees. Until then, the directors who are part of management have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on any investment in our Common Stock will only occur if our Common Stock price appreciates.

A sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market under Rule 144 or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may, in the future, issue additional shares of Common Stock, which would reduce the percent of ownership held by current stockholders

Our Certificate of Incorporation authorizes the issuance of 520,000,000 shares of Common Stock of which as of February 28, 2020, 208,650,741 shares are issued and outstanding. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and may have an adverse effect on any trading market of our Common Stock.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain. In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We have reported material weaknesses in internal controls over financial reporting as of November 30, 2019, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting every quarter and as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer, who is also our acting Principal Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in the conditions or deterioration in the degree of compliance with policies or procedures may occur. Because the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses. Any failure to maintain or implement required new or improved controls, or any difficulties we may encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of material weaknesses could result in errors in our consolidated financial statements and subsequent restatements of our consolidated financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office Facilities

The Company’s principal offices are located at 8625 State Highway 124 Ione, California 95640. The office space is provided rent-free by USMC, which is owned by A.Scott Dockter, our President, Chief Executive Officer, and Chief Financial Officer, and John Bremer, a director. There is currently no lease for use of the office space.

Mineral Properties and Interests

Company Right to Acquire Properties

Snow White Mine in San Bernardino County, CA

On November 28, 2014 US Mining and Minerals Corporation sold its fee simple property interest and certain mining claims relating to its Snow White Mine property to USMC for a purchase price of $650,000. On December 1, 2014, USMC assigned its rights to the Company pursuant to an Assignment of Purchase Agreement at which time the Company paid a $50,000 down payment to US Mining and Minerals Corporation. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement and the obligation to pay the remaining $600,000 of the purchase price. There was a delay in the original seller, the Matcon Company, receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing and the payment of another $25,000 (which was advanced by John Bremer), the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer acquired the property on October 15, 2015 for the remaining purchase price balance of $575,000. During the year ended November 30, 2017, USMC agreed to offset the $75,000 deposit against money owed to USMC. As a result, the purchase price to be paid to Mr. Bremer is $650,000 and will transfer title to the Company upon payment of the purchase price plus expenses he has incurred while holding the Snow White property. Mr. Bremer has not restricted the Company from continuing its exploration on the property or access to property in any way. The mining claims require a minimum royalty payment of $3,500 per year.

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

On September 5, 2019, the Company’s Board of Directors approved to discontinue any and all mining related activities at this property. The Company has no further obligation related to this project.

PureBase Ag Properties

Placer Mining Claims USMC 1-50

On July 30, 2014 PureBase Ag entered into a Placer Claims Assignment Agreement pursuant to which A. Scott Dockter and Teresa Dockter assigned their rights to certain Placer Mining Claim Notices filed and recorded with the BLM relating to 50 Placer mining claims identified as “USMC 1” thru “USMC 50” (the “USMC Placer Claims”) for which PureBase Ag issued 12,118,000 shares of its common stock to Scott and Teresa Dockter in exchange for these Mining Rights.

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

On September 5, 2019, the Company’s Board of Directors approved to discontinue any and all mining and related activities at the Long Valley property. As a result, the claims have reverted back to the BLM.

Federal Mineral Preference Rights Lease in Esmeralda County, NV

On October 6, 2014 PureBase Ag entered into an Assignment of Lease from USMC pursuant to which PureBase Ag acquired the rights to a Preference Rights Lease granted by the BLM covering approximately 2,500 acres of land located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada (referred to as the “Esmeralda Project”). In exchange for the Assignment of Lease, PureBase Ag assumed the obligation to pay all future annual lease payments of $7,503 and to assume all other ongoing fees and expenses relating to the development of the Esmeralda Project.

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

ITEM 3. LEGAL PROCEEDINGS

Except as described below, there are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

On September 21, 2016 the Company terminated its employment agreement with its then President, David Vickers. Subsequently, Mr. Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding based on Vickers demand for arbitration was held in August 6-8, 2019. The case is still pending. An interim-preliminary decision has been rendered in connection with the arbitration, however, the Final Award has not yet been fully determined. Although the evidentiary hearing at the Arbitration has been completed, the Parties have filed supplemental briefing on a multitude of issues before the Arbitrator will release his Final Award. The Arbitrator has tentatively set a conference regarding those supplemental issues for April 10, 2020, and it is estimated the Arbitrator’s Final Award would be released 30-60 days after that time. Should the Final Award issue liability against Respondents, the Company believes its potential exposure to be approximately $475,000, plus potential pre-and-post judgment interest. While the Company believes the potential liability is estimated to the above, there is, however, the potential for the Arbitrator to render a ruling where the Company could be liable for more, or less.

On August 30, 2018, the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product PureBase Shade Advantage. The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement the Company agreed, among other requirements for dissemination of information with its product, to make various changes to the packaging of its PureBase Shade Advantage products relating to the visual representation of the product’s names. Under the Settlement Agreement, each party fully released the other party from all existing claims and liabilities. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019. On January 16, 2020, counsel for Tessenderlo sent a letter asserting that the Company has not complied with some of its obligations under the Settlement Agreement and, as a result, invoked the arbitration provision of the Settlement Agreement. Tessenderlo has offered a standstill of the arbitration until April 5, 2020, to allow the Company to make additional changes to its’ packaging.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as Vice President of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. A trial is currently scheduled to be held in July 2020.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in settlement negotiations.

The Company has appropriately accrued for all potential liabilities as of November 30, 2019.

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

Since the Company has only conducted limited mining operations, only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company’s remaining mining projects have not been inspected by MSHA. The Company or its project operators have not received any citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities during the fiscal year 2019.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “PUBC.” On February 27, 2020, the closing price of our common stock reported by the OTCQB was $0.33 per share.

Holders of Common Stock

As of February 28, 2020, there were 90 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of November 30, 2019:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	50,000	$0.12	9,950,000

Equity compensation plans not approved by security holders (2)	500,000	$3.00	-

(1)	Represents options to purchase 50,000 shares of the Company’s common stock granted under the 2017 Stock Option Plan.

(2)	Represents (i) options to purchase 300,000 shares of the Company’s common stock granted to Al Calvanico, our former Chief Financial Officer, for services as a chief financial officer provided to the Company, (ii) options to purchase 200,000 shares of the Company’s common stock granted to Jim Bennett, a former employee, for services rendered to the Company, and (iii) options to purchase 50,000 shares of the Company’s common stock granted to Gary Gilliand, for consulting services provided to the Company.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On October 22, 2019, the Company issued 100,000 shares of the Company’s common stock with a fair value of $0.10 per share to a consultant for services rendered.

On September 1, 2019, the Company issued 665,000 shares of the Company’s common stock with a range of fair values of $0.13 - $0.14 per share to an investor pursuant to an investment banking agreement.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date of this Annual Report. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. You should read this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited consolidated financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

PureBase is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. In addition, the Company intends to focus on identifying and developing other advanced stage natural resource projects in support of its agricultural business. PureBase’s business is currently divided into two divisions: PureBase Ag to develop agricultural specialized fertilizers, minerals and biostimulants for organic and sustainable agriculture and USAM which will be focused on developing construction sector related products such as cements.

Recent Developments

Exclusive Distribution Agreement

On September 5, 2019, the Company entered into a distribution agreement with New Ag Technologies, Inc. (the “Distributor”) whereby the Company granted the Distributor exclusive rights to serve as the sole distributor of our products in the Southeast Asia territory and a limited, non-exclusive, non-transferable right to use the Company’s trade names, trademarks, and service marks in connection with the selling, marketing and distributing the products in accordance with the Distribution Agreement.

Debt Exchange Agreement with USMC

Between February 19, 2016 and July 31, 2019, USMC, made loans to the Company in the aggregate amount of $4,264,789 (the “USMC Loan Amount”). In addition, as of July 31, 2019, Craig Barto, an affiliate of USMC, assigned $1,234,247 of principal and accrued and unpaid interest due to him by the Company to USMC. Following such assignment, the total amount due to USMC by the Company was $5,499,036 (the “USMC Debt”). As of July 31, 2019, the Company and USMC agreed to convert the entire USMC Debt into shares of common stock of the Company, at a conversion price of $0.09 per share (the “Conversion Price”). The Conversion Price was negotiated in an arm’s-length transaction between the Company and USMC, and the Company’s board of directors determined that, since there was a limited market for the Company’s shares, such Conversion Price represented the fair market value of the Company’s stock as of July 31, 2019.

On September 5, 2019 (the “Conversion Date”), the Company converted $5,442,363 of the USMC Debt into 60,248,484 shares of the Company’s common stock (the “Initial Conversion Shares”), pursuant to the terms and conditions of an agreement by and between the Company and USMC (the “Debt Exchange Agreement”). Subsequently, it came to the attention of the Board that the Company mistakenly converted only $5,442,363 of the USMC Debt (rather than the full $5,499,036 USMC Debt) into only the 60,248,484 Initial Conversion Shares (rather than the full 60,470,698 shares of the Company’s Common Stock that USMC should have received upon conversion of the $5,442,363). Therefore, the board determined to (a) issue to USMC the additional 222,216 shares of the Company’s Common Stock that USMC should have received upon the conversion of $5,442,363 of the USMC Debt, and convert the remaining $56,673 of the USMC Debt (at the Conversion Price of $0.09 per share) into 629,700 additional shares of the Company’s Common Stock (collectively, the “Additional Conversion Shares”).

Further, in consideration for USMC’s agreement to convert the USMC Loan Amount, and as an inducement therefor, the Board deemed it fair and equitable to pay to USMC a payable conversion fee on the amount of the USMC Loan Amount, calculated at a rate of 6% per annum through July 31, 2019 (the “Payable Conversion Fee”). The Company and USMC agreed that the resulting $489,436 Payable Conversion Fee would be paid to USMC by the issuance to USMC of 5,438,178 additional shares of the Company’s common stock (the “Payable Conversion Fee Shares”), calculated at the Conversion Price of $0.09 per share. The Payable Conversion Fee was negotiated in an arms-length transaction, based on the market rate that would have been charged by an unrelated third party.

On February 7, 2020, the Company and USMC entered into an amendment to the Debt Exchange Agreement, pursuant to which to the Company agreed to issue to USMC the 851,916 Additional Conversion Shares and 5,438,178 Payable Conversion Fee Shares. The USMC Debt has been deemed paid-in-full and cancelled as a result of the issuances of the Initial Conversion Shares, the Additional Conversion Shares and the Payable Conversion Fee Shares. On September 5, 2019, the fair value of the Company’s common stock was $0.1085 per share. The $0.0185 difference in share price from the Conversion Price resulted in a loss on conversion of $1,230,964 for the year ended November 30, 2019.

Securities Purchase Agreement with USMC

The Company entered into a Securities Purchase Agreement with USMC, dated September 26, 2019, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes (the “Convertible Notes”) in one or more closings. Amounts due under the Convertible Notes may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. Convertible Notes in the principal amounts of $20,000, $86,000, and $72,000 were purchased on December 1, 2019, January 1, 2019, and February 1, 2020, respectively.

Results of Operations

Comparison of the Year Ended November 30, 2019 to the Year Ended November 30, 2018

	2019	2018	Variance
Revenue, net	$361,930	$564,296	$(202,366)

Operating Expenses:
Selling, general and administrative	1,498,961	1,447,930	51,031
Product fulfillment, exploration and mining	212,949	211,900	1,049
Operating loss	(1,349,980)	(1,095,534)	(254,446)
Other expenses	(1,783,443)	(68,929)	(1,714,514)
Loss before income taxes	$(3,133,423)	$(1,164,463)	$(1,968,960)

Revenues

Revenues decreased by $202,366, or 36%, for the fiscal year ended November 30, 2019, as compared to the fiscal year ended November 30, 2018. The decrease is primarily attributable to the following: (i) the Company provided four customers a credit totaling $23,500 due to the issuance of incorrect pricing sheets, (ii) the Company’s decision to no longer sell non-organic clay products, (iii) sales to our primary customer decreased from prior year approximately $80,000, and (iv) an approximate reduction in sales of $110,000 of Soil Advantage due to the Company discontinuing the line of product. In addition, the decrease in sales is attributable to fiscal year 2019 experiencing more moderate weather in comparison to fiscal year 2018.

Operating Expenses

Selling, general and administrative expenses remained relatively consistent for the fiscal year ended November 30, 2019, as compared to the fiscal year ended November 30, 2018.

Product fulfillment, exploration and mining expenses remained relatively consistent for the fiscal year ended November 30, 2019, as compared to the fiscal year ended November 30, 2018.

Other Expenses

Other expense increased by $1,714,514, or 2,487%, for the fiscal year ended November 30, 2019, as compared to the fiscal year ended November 30, 2018, primarily due to (i) a loss on conversion of related party debt and payables of $1,230,964 and (ii) the recording of interest related to the amount of outstanding payables to USMC.

Liquidity, Financial Condition and Capital Resources

As of November 30, 2019, we had cash on hand of $8,400 and a working capital deficiency of $946,405, as compared to cash on hand of $8,281 and a working capital deficiency of $5,196,699 as of November 30, 2018. The decrease in working capital deficiency is primarily due to conversion into shares of the Company’s common stock of approximately $1,200,000 and $3,700,000 in related party notes payable and accrued interest and amounts due to affiliates entities, respectively.

Going Concern

The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through November 30, 2019, of approximately $11,200,000, as well as negative cash flows from operating activities and a working capital deficiency. Presently, the Company does not have sufficient cash resources to meet its debt obligations through the 12 months subsequent to the date of this Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company, as well as the needs of its existing subsidiaries and general and administrative expenses. There can be no assurance that the Company will be successful with its fund-raising initiatives. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	November 30,	November 30,
	2019	2018
Current assets	$30,416	$24,290
Current liabilities	976,821	5,220,989
Working capital deficiency	$(946,405)	$(5,196,699)

The increase in current assets is primarily due to the increase in accounts receivable of approximately $8,800. The decrease in current liabilities is primarily due to the following: (i) a decrease of approximately $3,700,000, $1,000,000 and $248,000 in due from affiliate, notes payable, and accrued expenses, respectively, as a result of the Debt Exchange Agreement between the Company and USMC.

Cash Flows

	Year Ended November 30,
	2019	2018
Net cash used in operating activities	$(550,894)	$(780,005)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	551,013	782,000
Increase in cash	$119	$1,995

Operating Activities

Net cash used in operating activities was $550,894 for the fiscal year ended November 30, 2019 and was primarily due to the net loss of $3,133,423, partially offset by accounts payable and accrued expenses of approximately $718,000, non-cash expenses of approximately $162,000 related to the issuance of common and stock based compensation, $1,230,964 in losses on conversion of related party debt and payables, and $475,000 in settlement liability.

Net cash used in operating activities was $780,005 for the fiscal year ended November 30, 2018, primarily due to a net loss of $1,164,463, partially offset by accounts payable and accrued expenses of approximately $120,000 and non-cash expenses of approximately $203,000 related to stock based compensation.

Financing Activities

For the fiscal year ended November 30, 2019, net cash provided by financing activities was $551,013, of which approximately $596,000 was advances from related parties which was offset by 44,500 in payments to officers.

For the fiscal year ended November 30, 2018, net cash provided by financing activities was $782,000, of which approximately $802,000 was advances from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the fiscal year ended November 30, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Fair Value Measurement

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

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.;

Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.; or

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the years ended November 30, 2019 and 2018.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted beginning on December 1, 2018, utilizing the modified retrospective method. The approach was applied to contracts that were in process as of December 1, 2018. The adoption of ASC 606 did not have an impact on the Company’s reported revenue or contracts in process at December 1, 2018. The reported results for the fiscal year 2019 reflect the application of ASC topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be reported under ASC Topic 605.

The Company derives revenues from the sale of its agricultural products. The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. There were no costs related to exploration activities for the years ended November 30, 2019 and 2018.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. Total capitalized costs related to mineral rights was $200,000 as of November 30, 2019 and 2018.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the fiscal year ended November 30, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of November 30, 2019 due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management and the Company’s consolidated subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of November 30, 2019 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of formal policies and procedures;
●	Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities;
●	Lack of dedicated resources and experienced personnel to design and implement internal control procedures to support financial reporting objectives;
●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for and evaluate qualified independent outside directors;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

We have engaged with a third-party financial operations consulting firm during the year to assist with the preparation of SEC reporting. We are committed to maintaining a strong internal control environment, and believe that these remediation efforts will deliver improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Position	Since
A. Scott Dockter	63	Chief Executive Officer, Chief Financial Officer, President and Director	2014
Calvin Lim	62	Director	2014
John Bremer	70	Director	2014

Our directors are elected for a term of one year and serve such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Our Directors and Executive Officers

A. Scott Dockter – Chief Executive Officer, Chief Financial Officer and President

A Scott Dockter has been the Chief Executive Officer and Director of the Company since September 24, 2014, Chief Financial Officer since May 24, 2019 and President and a Director of PureBase Ag since January 22, 2014. Mr. Dockter has also served as the Treasurer and a Director of USMC from 2012 to the present. Mr. Dockter was also a Manager-Member of USAM from its inception in June 2013 until its acquisition by PureBase Ag on November 24, 2014, and continues to serve as Chief Operating Officer. Mr. Dockter is also a Manager-Member of US Mine, LLC which owns a 3,306 - acre mining property located in Ione, California. From July 2010 to June 2012, Mr. Dockter served as Chief Executive Officer, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the United States, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has had comprehensive involvement in all aspects of the mining business, including exploration, permitting, mine development, financing, operations, asset acquisitions, and marketing and sales. His experience covers a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals. Mr. Dockter has over 20-years’ experience as a director of public corporations and has broad experience in the debt and equity markets. He has personally owned mines, operated mines, constructed mine infrastructures (physical, production and process) and produced precious metals. Mr. Dockter is not currently an officer or director of any other reporting company.

Mr. Dockter’s significant experience relating to operational management, industry expertise, and his years of involvement with our company make him suitable to serve as a director of our company.

Calvin Lim – Director

Calvin Linn has been a director since October 27, 2014. Mr. Lim was also appointed a Director of PureBase Ag on February 5, 2015. Mr. Lim owned and operated two large Chinese restaurants in Sacramento, California from 1981 to 2003. From 1984 to 2006 he served as President of Hoi Sing Inc., a company which invested in properties located in Hong Kong and China and was co-owner of the Oriental Trading Company which was involved in the Chinese imports and exports business until its closure in 2008. Mr. Lim is now retired. Mr. Lim earned his bachelor’s degree in Business Administration from Sacramento State University. Mr. Lim is not currently an officer or director of any other reporting company.

Mr. Lim was appointed to the Board because of his experience and demonstrated successes in leading enterprises over the last 35 years.

John Bremer – Director

John Bremer has been a Director since December 24, 2014. Mr. Bremer was also appointed a Director of PureBase Ag on February 5, 2015. Since February 20, 2014, Mr. Bremer has served as a Director and President of USMC. Mr. Bremer was also a Manager-Member of USAM from its inception in June, 2013 until its acquisition by PureBase Ag on November 24, 2014. Mr. Bremer is also a Manager-Member of US Mine, LLC which owns a 3,306 - acre mining property located in Ione, California. For the past 21 years Mr. Bremer has been the Chief Executive Officer of GroWest, Inc. a holding company with subsidiary companies in the heavy equipment rental and property development business in California. Mr. Bremer started his career teaching college level horticulture and soil science classes, opened and managed large mining operations for Riverside Cement and California Portland Cement Company and has worked with cement producers including to help design material input methodologies to reduce nitrogen oxide emissions from calcining cement. Mr. Bremer also developed a large organic composting operation in Riverside County, California which he sold to Synagro Technologies, Inc., currently part of The Carlyle Group. Mr. Bremer has been involved in property development in Riverside County and Napa Valley in California including permitting processes. Mr. Bremer earned his Bachelor’s degree in Agri-Business from California State Polytechnic University, Pomona, California. Mr. Bremer is not currently an officer or director of any other reporting company.

Mr. Bremer was appointed to the Board because of his industry experience.

Family Relationships

There are no arrangements or understandings between our directors and directors and any other person pursuant to which they were appointed as an officer and director of the Company. In addition, there are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Committees of the Board of Directors

Our Board of Directors has three directors. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent.

The Company does not have an audit or nominating committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a “financial expert” within the meaning of the rules and regulations of the SEC.

Compensation Committee

The Company has a Compensation Committee currently consisting of Calvin Lim. The Compensation Committee initially determines matters relating to executive officer compensation, issuances of stock options and other compensatory matters. The Compensation Committee will then make recommendations to the Board of Directors, who will then participate in discussions concerning executive officer compensation, issuances of stock options and other compensatory matters. The Compensation Committee did not meet during the fiscal year ended November 30, 2019. The Compensation Committee’s charter has been included as an Exhibit to this Annual Report.

Compensation of Directors

During the year ended November 30, 2019, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) for directors and executive officers of the Company. The Code is intended to focus each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (“Reporting Persons”), to file reports ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended November 30, 2019, the Reporting Persons timely filed all such reports. Except that A. Scott Dockter did not file a Form 4 indicating that he became the Chief Financial Officer of the Company on May 24, 2019, and A. Scott Dockter and John Bremer did not file individual Form 4s indicating they were deemed indirect beneficial owners of 66,538,568 shares of the Company’s common stock which were issued to USMC on September 5, 2019.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

The Compensation Committee is responsible for establishing and administering the Company’s executive and director compensation.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended November 30, 2019 and 2018, to our Chief Executive Officer, and our former Chief Financial Officer. The Company had no other highly compensated executive officers who earned more than $100,000 during the fiscal years ended November 30, 2019 and 2018, and were serving as executive officers as of such date (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
A. Scott Dockter,	2019	106,400	(2)	-	-	-	-	-	-	106,400
CEO, CFO, President & Director	2018	120,000		-	-	-	-	-	-	120,000
Al Calvanico,	2019	-		-	-	-	-	-	-	-
former CFO	2018	230,000	(3)	-	-	-	-	-	-	230,000

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 10 to this Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

(2)	Mr. Dockter was appointed to serve as our Chief Financial Officer on September 14, 2019, in connection with the Company terminating the employment of Mr. Calvanico’s employment agreement. In addition to the 2019 compensation provided to Mr. Dockter as set forth in the table above, we accrued at total of $4,615 in salaries at November 30, 2019, which was paid in December 2019.

(3)	On May 24, 2019, the Company notified Mr. Calvanico that it would not be renewing his current employment agreement upon expiration of the current extension of his employment agreement. In connection with the termination of Mr. Calvanico’s employment agreement the Company appointed Mr. Dockter Chief Financial Officer until a new CFO can be identified and hired.

Employment Agreements

The Company does not have any employment agreements with its executive officer.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officer.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to our Named Executive Officers that were outstanding as of November 30, 2019:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Al Calvanico,	300,000	-	-	3.00	3/14/26	-	-	-	-
Former CFO(1)

(1)	On May 24, 2019, the Company notified Mr. Calvanico that it would not be renewing his current employment agreement upon expiration of the current extension of his employment agreement. In connection with the termination of Mr. Calvanico’s employment agreement the Company appointed Mr. Dockter Chief Financial Officer until a new CFO can be identified and hired.

Non-Plan Option Grants

On March 14, 2016, the Company issued options to its then Chief Financial Officer to purchase 300,000 shares of its common stock with an exercise price of $3.00 per share. These options expire on March 14, 2026.

On February 16, 2016, the Company issued options to an employee to purchase 200,000 shares of its common stock with an exercise price of $3.00 per share. These options expire on February 16, 2026.

2017 Stock Option Plan

The Board of Directors approved the Company’s 2017 Stock Option Plan (the “2017 Plan”) on November 10, 2017, and the Company’s stockholders approved the 2017 Plan on November 10, 2017. The 2017 Plan provides for stock-based and other awards to the Company’s employees, consultants and directors.

The maximum number of shares of our Common Stock that may be issued under our 2017 Plan is 10,000,000 shares, which may be replenished and shall automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2018, and ending on (and including) January 1, 2026, in an amount equal to the greater of (i) 10% of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (ii) 10,000,000 shares. As of the date of this Report, 9,950,000 shares of the Company’s common stock are available for issuance under the 2017 Plan.

Shares subject to stock awards granted under the 2017 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under the 2017 Plan.

The maximum number of shares of common stock that may be subject to awards granted under the 2017 Plan to any one individual during any calendar year may not exceed 1% of the total number of shares of common stock issued and outstanding as of the award grant date (as adjusted from time to time in accordance with the provisions of the 2017 Plan).

Plan Administration. Our Board of Directors, or a duly authorized committee of our Board of Directors, will administer the 2017 Plan. Our Board of Directors may also delegate to one or more of our officers the authority to designate employees (other than officers) to receive specified stock awards and determine the number of shares subject to such stock awards. Under the 2017 Plan, the Board has the authority to determine and amend the terms of awards and underlying agreements, including:

●	whether each option granted will be an incentive stock option or a non-statutory stock option;
●	the fair market value of the common stock;
●	recipients;
●	whether and to what extent 2017 Plan awards are granted;
●	the exercise and purchase price of stock awards, if any;
●	the number of shares subject to each stock award;
●	the form of agreement(s) used under the 2017 Plan;
●	the vesting schedule applicable to the awards, together with any vesting acceleration, pro rata adjustments to vesting;
●	any waiver of forfeiture restrictions; and
●	the form of consideration, if any, payable on exercise or settlement of the award.

Under the 2017 Plan, the Board also generally has the authority to effect, with the consent of any adversely affected participant:

●	the reduction of the exercise, purchase, or strike price of any outstanding award;
●	the cancellation of any outstanding award and the grant in substitution therefore of other awards, cash, or other consideration; or
●	any other action that is treated as a repricing under generally accepted accounting principles.

Stock Options. Incentive stock options may only be granted to employees and non-statutory stock options may be granted to employees and consultants under stock option agreements subject to the terms of the 2017 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value (110% of the fair market value to an employee who is also a 10% stockholder) of our common stock on the date of grant. Options granted under the 2017 Plan vest at the rate specified in the stock option agreement. The term of an option shall be no more than ten years from the date of grant and, in the case of an incentive stock option granted to a person who at the time of such grant is a 10% stockholder, the term shall be no more than five years from the date of grant.

Termination. An optionee shall have 30 days to exercise an option, to the extent vested upon termination for service, unless such termination is for cause in which case such option shall terminate immediately. An option to the extent vested shall terminate 6 months after termination for disability and 12 months after death of the optionee that occurs within 30 days of termination of service.

Stock Purchase Right. Restricted stock awards may also be granted under the 2017 Plan and are granted under restricted stock purchase agreements. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of common stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Changes to Capital Structure. Subject to any action required under applicable laws by the stockholders of the Company, the number of shares of common stock covered by each outstanding award, and the number of shares of common stock that have been authorized for issuance under the 2017 Plan but as to which no awards have yet been granted or that have been returned to the 2017 Plan upon cancellation or expiration of an award, as well as the price per share of common stock covered by each such outstanding award, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the common stock, or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been “effected without receipt of consideration.” Such adjustment shall be made by the administrator, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of common stock subject to an award.

Corporate Transactions. Our 2017 Plan provides that in the event of certain specified significant corporate transactions, including: (1) a sale of all or substantially all of our assets, (2) the consummation of a merger, consolidation or other capital reorganization, or business combination transaction where we do not survive the transaction each outstanding option or stock purchase right shall be assumed or an equivalent option or right shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation (the “Successor Corporation”), unless the Successor Corporation does not agree to assume the award or to substitute an equivalent option or right, in which case the vesting of each option or stock purchase right shall fully and immediately accelerate or the repurchase rights of the Company shall fully and immediately terminate, as the case may be, immediately prior to the consummation of the transaction.

For purposes of a corporate transaction, an option or a stock purchase right shall be considered assumed, without limitation, if, at the time of issuance of the stock or other consideration upon a corporate transaction or a change of control, as the case may be, each holder of an option or stock purchase right would be entitled to receive upon exercise of the award the same number and kind of shares of stock or the same amount of property, cash or securities as such holder would have been entitled to receive upon the occurrence of the transaction if the holder had been, immediately prior to such transaction, the holder of the number of shares of common stock covered by the award at such time (after giving effect to any adjustments in the number of shares covered by the option or stock purchase right as provided for); provided that if such consideration received in the transaction is not solely common stock of the Successor Corporation, the Administrator may, with the consent of the Successor Corporation, provide for the consideration to be received upon exercise of the award to be solely common stock of the Successor Corporation equal to the fair market value of the per share consideration received by holders of common stock in the transaction.

Transferability. A participant may not transfer stock awards under our 2017 Plan other than by will, the laws of descent and distribution, or as otherwise provided under our 2017 Plan.

Term. The term of the 2017 Plan is 10 years.

Plan Amendment or Termination. Our Board of Directors has the authority to amend, alter, suspend, or terminate our 2017 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No incentive stock options may be granted after the tenth anniversary of the date our Board of Directors adopted our 2017 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of February 28, 2020, the number shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each Named Executive Officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o PureBase Corporation, 8625 Highway 124, Ione, California 95640. The percentages below are calculated based on 208,650,741 shares of Common Stock issued and outstanding as of February 28, 2020.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
US Mine Corporation (1) 8625 Highway 124 Ione, California 95640	66,538,568		31.9%
Baystreet Capital Management Corp (2) 2 Woodgreen Place Toronto, Ontario, Canada M4M2J2	21,338,800	(3)	10.2%
Bremer Family 1995 Living Family Trust (4) 1660 Chicago Avenue Riverside, California 92506	40,163,000		19.2%

Security Ownership of Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
A. Scott Dockter	38,665,932	(6)	18.5%
John Bremer	40,163,000	(5) (7)	19.2%
Directors and Officers as a Group (3 persons)	78,828,932		37.8%

(1)	A. Scott Dockter, Treasurer and a director, and John Bremer, President and a director, of USMC are both 33% owners and share voting and dispositive power over the shares held by USMC.

(2)	Todd Gauer, President of Baystreet Capital Management Corp. (“Baystreet”) has sole voting and dispositive power over the shares held by Baystreet.

(3)	Includes 168,000 shares owned by Bayshore Capital, LLC, an affiliate through common ownership of Baystreet Capital Management Corp.

(4)	John Bremer, as executor of the Bremer Family 1995 Living Family Trust, has voting and dispositive power over the shares held by the Bremer Family 1995 Living Family Trust.

(5)	Consists of 40,163,000 shares owned by the Bremer Family 1995 Living Family Trust.

(6)	Amount excludes 21,957,727 shares which represents Mr. Dockter’s 33% voting and dispositive power over the shares held by USMC.

(7)	Amount excludes 21,957,727 shares which represents Mr. Bremer’s 33% voting and dispositive power over the shares held by USMC.

Changes in Control Agreements.

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at November 30, 2019 for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, more than 5% of our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

The Company utilizes the services of its affiliate, USMC, for exploration services and other services. Since December 31, 2018, all Company purchases, including all minerals utilized by the Company, where made from USMC. A. Scott Dockter, the principal executive officer and a director of the Company, and John Bremer, a director of the Company, are also officers, directors and shareholders of USMC.

The following tables outline the related parties associated with the Company and amounts due for each period indicated:

Name of Related Party	Relationship with the Company
US Mine Corporation	Common Ownership
Bayshore Capital Advisors, LLC	Affiliate of 10% Shareholder
A. Scott Dockter	Chief Executive Officer

	November 30, 2019	November 30, 2018
US Mine Corporation – Expenses Paid, Services Provided and Cash Advances	$-	$3,669,275
Craig Barto – Promissory Note, Principal and Interest	$-	$1,191,903
A. Scott Dockter – Promissory Note, Principal and Interest	$168,207	$179,952
Bayshore Capital Advisors, LLC – Promissory Note, Principal and Interest	$27,630	$29,142

US Mine Corporation

The Company assumed a $1,000,000 promissory note with Craig Barto, an owner of USMC, on November 24, 2014, in connection with the acquisition of USAM by the Company. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due and payable by the borrower pursuant to applicable law. During fiscal year 2019, the note was in default and the Company continued to have discussions with Mr. Barto to extend the note under the same terms and conditions to cure the default. Pursuant to the February 7, 2020, Amendment to the September 5, 2019, Debt Exchange Agreement, Mr. Barto assigned the note to USMC effective July 31, 2019.

On September 5, 2019, the Company entered into a Debt Exchange Agreement with USMC pursuant to which an aggregate of $5,988,471 of debt, including accrued and unpaid interest, was converted to an aggregate of 66,538568 shares of the Company’s common stock at a per share conversion price of $0.09. Included in the $5,988,471 of settled debt was $1,000,000 in principal and $234,247 in unpaid and accrued interest related to the above note.

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter, our Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer and a director and John Bremer, a director, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $142,210 and $195,116 were rendered by USMC for the fiscal years ended November 30, 2019 and 2018, respectively.

During the fiscal years ended November 30, 2019 and 2018, USMC paid $23,403 and $174,451, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $595,513 and $802,000, respectively.

On September 5, 2019, the Company entered into the Debt Exchange Agreement with USMC. A. Scott Dockter is the Treasurer and a director of USMC and a 33% shareholder. John Bremer is the President and a director of USMC and a 33% shareholder.

On September 26, 2019, the Company entered into a Securities Purchase Agreement with USMC, dated September 26, 2019, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes (the “Convertible Notes”) in one or more closings. Amounts due under the Convertible Notes may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. Convertible Notes in the principal amounts of $20,000, $86,000, and $72,000 were purchased on December 1, 2019, January 1, 2019, and February 1, 2020, respectively.

On February 7, 2020, the Company and USMC entered into an amendment to the Debt Exchange Agreement (the “Amendment to Debt Exchange Agreement”), pursuant to which to the Company agreed to issue to USMC the 851,916 Additional Conversion Shares and 5,438,178 Payable Conversion Fee Shares. The USMC Debt has been deemed paid-in-full and cancelled as a result of the issuances of the Initial Conversion Shares, the Additional Conversion Shares and the Payable Conversion Fee Shares.

Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer, Chief Financial Officer and a director of the Company to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the year ended November 30, 2019, the Company repaid $44,500 towards the balance of the note. As of November 30, 2019 and 2018, the principal balance due on this note is $132,596 and $177,096, respectively.

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

As of November 30, 2019, only one director, Calvin Lim would be deemed “independent” under the applicable NASDAQ definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective as of December 13, 2019, we dismissed Rose, Snyder & Jacobs (“RSJ”) as our independent registered public accounting firm engaged to audit our consolidated financial statements and engaged Turner, Stone & Company, LLC as the Company’s independent registered public accounting firm for the fiscal year ended November 30, 2019. The following table sets forth the fees billed to the Company for professional services rendered by RSJ for each of the years ended November 30, 2019 and 2018:

Services	2019	2018
Audit fees	$87,250	$68,000
Audit related fees	-	-
Tax fees	850	11,300
All other fees	-	-
Total fees	$88,100	$79,300

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended November 30, 2019 and 2018 were for professional services rendered by RSJ for the audits of our annual consolidated financial statements, the review of our consolidated financial statements included in our quarterly reports on Form 10-Q and the review of our registration statement on Form S-1.

Tax Fees

The aggregate tax fees billed and unbilled for the fiscal years ended November 30, 2019 and 2018 were for professional services rendered by our principal accountants in connection with tax, compliance and preparation of our corporate tax returns.

Pre-Approval Policies and Procedures

Prior to retaining Turner Stone to provide services in the current fiscal year (beginning December 1, 2019), the Audit Committee reviewed and approved Turner Stone’s fee proposal and engagement letter. In the fee proposal, each category of services (Audit, Audit Related, Tax and All Other) is broken down into subcategories that describe the nature of the services to be rendered, and the fees for such services. The Company’s pre-approval policy provides that the Audit Committee (or the Board in the absence of an Audit Committee) must specifically pre-approve any engagement of Turner Stone for services outside the scope of the fee proposal and engagement letter.

The percentage of hours expended on RSJ’s engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Plan and Agreement of Reorganization among Port of Call Online, Inc., PureBase, Inc. and certain stockholders of PureBase, Inc., dated December 23, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 24, 2014)
2.2	Plan and Agreement of Reorganization among PureBase, Inc., US Agricultural Minerals, LLC and the members of US Agricultural Minerals, LLC, dated November 24, 2014 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 24, 2014)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on May 13, 2013)
3.2	Certificate of Change to Articles of Incorporation (stock split), effective November 7, 2014 (incorporated by reference to Exhibit 3.1.2 to our Annual Report on Form 10-K filed on March 16, 2015)
3.3	Amendment to the Articles of Incorporation (stock split), effective January 12, 2015 (incorporated by reference to Exhibit 3.1.3 to our Annual Report on Form 10-K filed March 16, 2015)
3.4	Certificate of Change to Articles of Incorporation (stock split), effective June 15, 2015 (incorporated by reference to Exhibit 3.1.4 to our Current Report on Form 8-K filed on June 16, 2015)
3.5	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on May 13, 2013)
(10)	Material Agreements
10.1	Assignment of Purchase Agreement of Snow White Mine, dated December 1, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 2, 2014)
10.2	Placer Claims Assignment Agreement, dated July 30, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 24, 2014)
10.3	Preference Rights Lease Assignment Agreement, dated October 6, 2014 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 24, 2014)
10.4	Contract Mining Agreement between PureBase, Inc. and US Mine Corp, dated November 1, 2013 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 24, 2014)
10.5	Material Supply Agreement between the Company and US Mine Corp, dated October 12, 2018 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on March 15, 2019)
10.6	Distribution Agreement between the Company and New Ag Technologies, Inc., dated September 5, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 18, 2019)
10.7	Debt Exchange Agreement between the Company and US Mine Corp, dated September 5, 2019 (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on September 10, 2019)
10.8	Form of 5% Convertible Note associated with the Securities Purchase Agreement between the Company and US Mine Corp, dated September 26, 2019 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 18, 2019)
10.9	Securities Purchase Agreement between the Company and US Mine Corp, dated September 26, 2019 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on October 18, 2019)
10.10	Amendment to Debt Exchange Agreement, dated February 7, 2020, between the Company and US Mine Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 13, 2020)
10.11*	Investment Banking Agreement, dated October 23, 2018 between the Company and Newbridge Securities Corporation
10.12*	Compensation Committee Charter
(14)	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to our Annual Report on Form 10-K filed on February 28, 2018)
(21)	Subsidiaries
21.1*	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director
Date:	February 28, 2020

By:	/s/ Calvin Lim
Calvin Lim
Director
Date:	February 28, 2020

By:	/s/ John Bremer
John Bremer
Director
Date:	February 28, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Purebase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Purebase Corporation and its subsidiaries (the “Company”) as of November 30, 2019 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2019, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company expects to continue to incurring operating losses and generating negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

February 28, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Purebase Corporation and Subsidiaries (the Company) as of November 30, 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended November 30, 2018, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows for the year ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended November 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2014.

Encino, California

March 15, 2019

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2019	November 30, 2018

ASSETS

Current Assets:
Cash and cash equivalents	$8,400	$8,281
Accounts receivable, net of allowances for uncollectables of $11,137	17,063	8,271
Prepaid expenses and other assets	4,953	7,738
Total Current Assets	30,416	24,290

Property and equipment, net	772	3,088
Mineral rights acquisition costs	200,000	200,000

Total Assets	$231,188	$227,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$344,225	$349,618
Settlement liability	475,000	-
Note payable to officer	132,596	177,096
Due to affiliated entities	-	3,669,275
Notes payable, related party	25,000	25,000
Notes payable	-	1,000,000
Total Current Liabilities	976,821	5,220,989

Total Liabilities	976,821	5,220,989

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 208,650,741 and 141,347,173 shares issued and outstanding, respectively	138,247	70,943
Additional paid-in capital	10,364,990	3,050,893
Accumulated deficit	(11,248,870)	(8,115,447)

Total Stockholders’ Deficit	(745,633)	(4,993,611)

Total Liabilities and Stockholders’ Deficit	$231,188	$227,378

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30, 2019	November 30, 2018

Revenue, net	$361,930	$564,296

Operating Expenses:
Selling, general and administrative	1,498,961	1,447,930
Product fulfillment, exploration and mining expenses	212,949	211,900
Total Operating Expenses	1,711,910	1,659,830

Loss From Operations	(1,349,980)	(1,095,534)

Other Expense:
Other income	261	26
Interest expense	(552,740)	(68,955)
Loss on conversion of related party debt and payables	(1,230,964)	-

Total Other Expense	(1,783,443)	(68,929)

Net Loss	$(3,133,423)	$(1,164,463)

Loss per Common Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	155,011,842	141,347,173

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2017	-	$-	141,347,173	$70,943	$2,847,479	$(6,950,984)	$(4,032,562)

Stock based compensation	-	-	-	-	203,414	-	203,414

Net Loss	-	-	-	-	-	(1,164,463)	(1,164,463)

Balance at November 30, 2018	-	-	141,347,173	70,943	3,050,893	(8,115,447)	(4,993,611)

Stock based compensation	-	-	-	-	60,854	-	60,854

Shares issued for conversion of related party payables and note	-	-	66,538,568	66,539	7,152,896	-	7,219,435

Shares issued for consulting	-	-	100,000	100	9,900	-	10,000

Shares issued for subscription payable	-	-	665,000	665	90,447	-	91,112

Net loss	-	-	-	-	-	(3,133,423)	(3,133,423)
Balance as of November 30, 2019	-	$-	208,650,741	$138,247	$10,364,990	$(11,248,870)	$(745,633)

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30, 2019	November 30, 2018
Cash Flows From Operating Activities:
Net loss	$(3,133,423)	$(1,164,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Doubtful Accounts	-	11,137
Depreciation	2,316	10,006
Stock based compensation	60,854	203,414
Issuance of common stock for services	101,112	-
Loss on conversion of related party payables and debt	1,230,964	-
Settlement liability	475,000	-
Changes in operating assets and liabilities:
Accounts receivable	(8,792)	41,480
Prepaid expenses and other current assets	2,786	(1,903)
Accounts payable and accrued expenses	718,289	120,324

Net Cash Used In Operating Activities	(550,894)	(780,005)

Cash Flows From Investing Activities:

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related parties	595,513	802,000
Payments on notes due to officers	(44,500)	(20,000)

Net Cash Provided By Financing Activities	551,013	782,000

Net Increase In Cash	119	1,995

Cash - Beginning of Year	8,281	6,286

Cash - End of Year	$8,400	$8,281

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Noncash investing and financing activities:
Vendors paid by Affiliated Entities	$23,403	$174,451
Common shares issued for debt settlement with related party	$7,219,435	$-

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – organization and business operations

Corporate History

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

Business Overview

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

The Company utilizes the services of US Mine Corporation (“USMC”), a private company focusing on the development and contract mining of industrial mineral and metal projects throughout North America to perform exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, mine production, and mine site reclamation. Exploration services also include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals to be utilized by the Company is obtained from properties owned or controlled by USMC of which Scott Dockter and John Bremer are officers, directors, and owners.

We intend to develop innovative solutions that represent an important value-enhancing element for our agricultural customers. We are building a brand family under the parent trade name, “PureBase”, consisting of three primary product lines: PureBase Shade Advantage WP, PureBase SulFi Hume Si Advantage, and PureBase Humate INU Advantage.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At November 30, 2019, the Company had a significant accumulated deficit of approximately $11.2 million and working capital deficit of approximately $946,000. For the fiscal year ended November 30, 2019, we had a loss from operations of approximately $3.1 million and negative cash flows from operations of approximately $551,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2020, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily additional infusions of cash from advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from third parties.

On December 1, 2019, the Company issued a two-year convertible promissory note totaling $20,000, in connection with the September 26, 2019, Securities Purchase Agreement, with USMC, with a maturity date of December 1, 2021. The principal bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value per share, at any time at the option of the Holder, at a conversion price of $0.16 per share.

On January 1, 2020, the Company issued a two-year convertible promissory note totaling $86,000, in connection with the September 26, 2019, Securities Purchase Agreement, with USMC, with a maturity date of January 1, 2022. The principal bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value per share, at any time at the option of the Holder, at a conversion price of $0.16 per share.

On February 1, 2020, the Company issued a two-year convertible promissory note totaling $72,000, in connection with the September 26, 2019, Securities Purchase Agreement, with USMC, with a maturity date of February 1, 2022. The principal bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value per share, at any time at the option of the Holder, at a conversion price of $0.16 per share.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern, management cannot guarantee any potential debt or equity financing will be available on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries PureBase AG and USAM. Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

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

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted beginning on December 1, 2018, utilizing the modified retrospective method. The approach was applied to contracts that were in process as of December 1, 2018. The adoption of ASC 606 did not have an impact on the Company’s reported revenue or contracts in process at December 1, 2018. The reported results for the fiscal year 2019 reflect the application of ASC topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be reported under ASC Topic 605.

The Company derives revenues from the sale of its agricultural products. The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer, which occurs when the product is shipped from the Company’s warehouse.

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including that the Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less.

Disaggregated Revenue

Revenue consists of the following by product offering for the year ended November 30, 2019:

Soil Advantage	Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Solu-Sul	Total

$-	$9,450	$182,238	$170,242	$-	$361,930

Revenue consists of the following by product offering for the year ended November 30, 2018:

Soil Advantage	Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Solu-Sul	Total

$76,728	$-	$376,125	$68,413	$43,030	$564,296

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of November 30, 2019 or 2018.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of and for the years ended November 30, 2019 and 2018, the Company has determined that an allowance of $11,137 for doubtful accounts was necessary, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the years ended November 30, 2019 and 2018.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. There were no costs related to exploration activities for the years ended November 30, 2019 and 2018.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. Total capitalized costs related to mineral rights was $200,000 as of November 30, 2019 and 2018.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts incurred were $0 and $1,156 included in general administrative expenses for the years ended November 30, 2019 and 2018, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $2,065 and $11,417 for the years ended November 30, 2019 and 2018, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

Fair Value Measurements

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

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company’s debt and interest payable on the notes approximates the Company’s incremental borrowing rate.

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All vested outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the years ended November 30, 2019 and 2018.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Year Ended November 30,
	2019	2018

Stock Options	550,000	550,000
Total	550,000	550,000

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for the Company’s interim and annual periods beginning December 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	November 30, 2019	November 30, 2018

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
	67,164	67,164
Less: accumulated depreciation	(66,392)	(64,076)
Property and equipment, net	$772	$3,088

Total depreciation expense for the years ended November 30, 2019 and 2018 was $2,316 and $10,006, respectively.

NOTE 5 – MINING RIGHTS

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

On September 5, 2019, the Company’s Board of Directors approved to discontinue any and all mining and related activities at the Long Valley project. As a result, the claims have reverted back to the BLM.

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the BLM covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by the Company. All rights and obligations under the Preference Rights lease have been assigned to the Company by USMC. These rights are presented at their cost of $200,000. This lease requires a payment of $7,503 per year to the BLM.

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which US Mining and Minerals Corp. agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, USMC, a related party, assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the BLM. An initial deposit of $50,000 was paid to escrow, and the agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the seller receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of another $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year.

During the year ended November 30, 2017, USMC, agreed to offset the $75,000 deposit against money owed to USMC. As a result, the purchase price is $650,000 plus expenses. Mr. Bremer has not restricted the Company from continuing its exploration on the property or access to property in any way.

On September 5, 2019, the Company’s Board of Directors approved to discontinue any and all mining and related activities at the Snow White project. The Company has no further obligation related to this project.

NOTE 6 – NOTES PAYABLE

The Company assumed a $1,000,000 promissory note with Craig Barto, an owner of USMC, on November 24, 2014, in connection with the acquisition of USAM by the Company. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. During fiscal year 2019, the note was in default and the Company continued to have discussions with holder of the note to extend the note under the same terms and conditions to cure the default. Pursuant to the February 7, 2020 Amendment to the September 5, 2019, Debt Exchange Agreement, Mr. Barto assigned the note to USMC effective July 31, 2019. On September 5, 2019, the Company entered into a Debt Exchange Agreement with USMC pursuant to which an aggregate of $5,988,471 of debt, including accrued and unpaid interest, was converted to an aggregate of 66,538568 shares of the Company’s common stock at a per share conversion price of $0.09. Included in the $5,988,471 of settled debt was $1,000,000 in principal and $234,247 in unpaid and accrued interest related to the note. On September 5, 2019, the fair value of the Company’s common stock was $0.1085 per share. The $0.0185 difference in share price resulted in a loss on conversion of $1,230,964 for the year ended November 30, 2019, which the Company recorded on the consolidated statements of operations as a loss on conversion of related party debt and payables. The balance of the note was $0 and $1,000,000 as of November 30, 2019 and 2018, respectively (See Note 11).

On February 26, 2016, the Company entered into a promissory note with Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2019. The balance on the note was $25,000 as of November 30, 2019 and 2018, respectively See (Note 11).

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a director of the Company, to consolidate the total amounts due to and assumed by Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the year ended November 30, 2019, the Company repaid $44,500 towards the balance of the note. The balance on the note was $132,596 and $177,096 as of November 30, 2019 and 2018, respectively (See Note 11).

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	November 30, 2019	November 30, 2018

Accounts payable	$265,449	$59,712
Accrued interest	44,847	215,768
Accrued compensation	33,930	74,138
Accounts payable and accrued expenses	$344,226	$349,618

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is using office space provided by USMC, a related party that is owned by the Company’s majority shareholders and directors A. Scott Dockter and John Bremer. There is currently no lease for use of such office space.

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 5).

Legal Matters

On September 21, 2016 the Company its employment agreement with its then President, David Vickers. Subsequently, Mr. Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding based on Vickers demand for arbitration was held in August 6-8, 2019. The case is still pending. An interim-preliminary decision has been rendered in connection with the arbitration, however, the Final Award has not yet been fully determined. Although the evidentiary hearing at the Arbitration has been completed, the Parties have filed supplemental briefing on a multitude of issues before the Arbitrator will release his Final Award. The Arbitrator has tentatively set a conference regarding those supplemental issues for April 10, 2020, and it is estimated the Arbitrator’s Final Award would be released 30-60 days after that time. Should the Final Award issue liability against Respondents, the Company believes its potential exposure to be approximately $475,000, plus potential pre-and-post judgment interest. While the Company believes the potential liability is estimated to the above, there is, however, the potential for the Arbitrator to render a ruling where the Company could be liable for more, or less.

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

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in settlement negotiations.

Contractual Matters

On November 1, 2013, we entered into an agreement with USMC, a related party, in which USMC performs services relating to various technical evaluations and mine development services for the Company with regard to the various mining properties/rights owned by the Company. Terms of services and compensation will be determined for each project undertaken by USMC.

On October 12, 2018 the Company’s board of directors approved a material supply agreement with USMC, a related party, pursuant to which USMC will provide designated natural resources to the Company at predetermined prices (See Note 11).

Note 9 - Stockholders’ Equity

Equity Transactions During the Period

During the year ended November 30, 2019, the Company issued 66,538,568 shares of the Company’s common stock with a fair value of $0.1085 per share to a USMC for the conversion of $5,988,471 of debt pursuant to a Debt Exchange Agreement (See Note 6).

During the year ended November 30, 2019, the Company issued 100,000 shares of the Company’s common stock with a fair value of $0.10 per share to a consultant for services rendered.

During the year ended November 30, 2019, the Company issued 665,000 shares of the Company’s common stock with a range of fair values of $0.13 - $0.14 per share to an investor pursuant to an investment agreement.

Note 10 – StocK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017 the Company’s Board of Directors (the “Board”) approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board allocated up to 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of November 30, 2019, 50,000 options have been granted under the Option Plan.

The Company has also granted an aggregate of 500,000 options pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

There were no stock options granted during the year ended November 30, 2019.

On September 25, 2018, the Company issued 50,000 options to a consultant for consulting services provided to the Company with an exercise price of $0.12 per share and a fair value of $5,556. The options vest on the one-year anniversary of the grant date. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.12; strike price - $0.12; expected volatility – 150%; risk-free interest rate – 2.17%; dividend rate – 0%; and expected term – 5.50 years.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2017	500,000	$3.00
Granted	50,000	0.12
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2018	550,000	2.74
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2019	550,000	$2.74

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at November 30, 2019:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.12	50,000	8.83	$0.12	50,000
3.00	500,000	6.26	3.00	500,000
	550,000	6.75	$2.74	550,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $14,000 and was based on the Company’s closing stock price of $0.40 as of November 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

Total compensation expense related to the options was $60,854 and $203,414 for the years ended November 30, 2019 and 2018, respectively. As of November 30, 2019, there was no future compensation cost related to non-vested stock options.

NOTE 11 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2019.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. During the years ended November 30, 2019 and 2018, the Company made purchases from USMC totaling $153,180 and $0, respectively, and are recorded as part of accounts payable on the Company’s consolidated balance sheets. Services totaling $142,210 and $195,116 were rendered by USMC for the years ended November 30, 2019 and 2018, respectively, and are recorded as part of due to affiliates on the Company’s consolidated balance sheets. In addition, during the years ended November 30, 2019 and 2018, USMC paid $23,403 and $174,451, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $595,513 and $802,000, respectively, and are recorded as part of due to affiliates on the Company’s consolidated balance sheets. The amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock as part of the September 5, 2019 Debt Exchange Agreement (See Note 6). The balance due to USMC is $0 and $3,669,275 at November 30, 2019 and 2018, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes would be convertible into the Company’s common stock at a conversion price of $0.16 per share. As of November 30, 2019, USMC has not purchased any additional notes.

The Company is using office space provided by USMC rent-free. There is currently no lease for its use of such office space.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The note bears interest at 6% and is due upon demand. During the year ended November 30, 2019, the Company repaid $44,500 towards the balance of the note. As of November 30, 2019 and 2018, the principal balance due on this note is $132,596 and $177,096, respectively, and is recorded as Note Payable to Officer on the consolidated balance sheet.

NOTE 12 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of November 30, 2019 and 2018, the Company had approximately no deposits in excess of the FDIC insured limit.

Revenues

Four customers accounted for 87% of total revenue for the fiscal year ended November 30, 2019, as set forth below:

Customer A	35%
Customer B	23%
Customer C	18%
Customer D	11%

The Company had three major customers that represented 74% of total revenue for the year ended November 30, 2018, as set forth below:

Customer A	35%
Customer B	24%
Customer C	15%

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of November 30, 2019, as set forth below:

Customer A	66%
Customer B	34%

Two customers accounted for 100% of the accounts receivable as of November 30, 2018, as set forth below:

Customer A	73%
Customer B	27%

Vendors

Two suppliers accounted for 100% of purchases as of November 30, 2019, as set forth below:

Customer A, a related party	88%
Customer B	12%

One supplier, a related party, accounted for 100% of purchases as of November 30, 2018.

NOTE 13 – INCOME TAXES

The Company identified their federal and California state tax returns as their “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are 2014 through 2019. The Company believe their income tax filing positions and deductions will be sustained on audit, and they do not anticipate any adjustments that would result in a material change to their financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At November 30, 2019, we had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,256,065 which are available to offset future taxable income. As a result of the Tax Cuts Job Act 2017 (the Act), certain of these carry-forwards do not expire. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts our ability to realize these deferred tax assets.

Our net deferred tax assets, liabilities and valuation allowance as of November 30, 2019 and 2018 are summarized as follows:

	Year Ended November 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$2,140,900	$1,309,600
Changes in prior year estimates	-	-
Total deferred tax assets	2,140,900	1,309,600
Valuation allowance	(2,140,900)	(1,309,600)
Net deferred tax assets	$-	$-

We record a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $831,300 during the fiscal year ended November 30, 2019. The valuation allowance decreased $150,107 during the fiscal year ended November 30, 2018.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended November 30, 2019 and 2018 is as follows:

	2019	2018
Federal statutory blended income tax rates	(21)%	(22)%
State statutory income tax rate, net of federal benefit	(7)	(7)
Change in effective federal tax rate	-	14
Incentive stock options	2	17
Change in valuation allowance	27	(13)
Other	(1)	11
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2019 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

The Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and will require the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of November 30, 2018.

NOTE 14 – SUBSEQUENT EVENTS

On December 1, 2019, the Company issued a two-year convertible promissory note totaling $20,000, in connection with the September 26, 2019, Securities Purchase Agreement, to USMC, with a maturity date of December 1, 2021. The principal bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value per share, at any time at the option of the Holder, at a conversion price of $0.16 per share.

On January 1, 2020, the Company issued a two-year convertible promissory note totaling $86,000, in connection with the September 26, 2019, Securities Purchase Agreement, with USMC, with a maturity date of January 1, 2022. The principal bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value per share, at any time at the option of the Holder, at a conversion price of $0.16 per share.

On February 1, 2020, the Company issued a two-year convertible promissory note totaling $72,000, in connection with the September 26, 2019, Securities Purchase Agreement, with USMC, with a maturity date of February 1, 2022. The principal bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value per share, at any time at the option of the Holder, at a conversion price of $0.16 per share.

On February 7, 2020, the Company and USMC entered into an amendment to the Debt Exchange Agreement (the “Amendment to Debt Exchange Agreement”), pursuant to which to the Company agreed to issue to USMC the 851,916 Additional Conversion Shares and 5,438,178 Payable Conversion Fee Shares. In addition, Craig Barto assigned the assumed $1,000,000 note payable and $234,247 in accrued interest to USMC, effective July 31, 2019. The USMC Debt has been deemed paid-in-full and cancelled as a result of the issuances of the Initial Conversion Shares, the Additional Conversion Shares and the Payable Conversion Fee Shares.

