Form 10-Q
period 2020-02-29
PureBase Corp
filed 2020-04-14
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2020

or

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55517

PUREBASE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2060863
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8631 State Highway 124 Ione, California	95640
(Address of Principal Executive Offices)	(Zip Code)

(209) 274-9143

(Registrant’s telephone number, including area code)

N/A

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

As of April 13, 2020, there were 208,650,751 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

PART I – FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29,	November 30,
	2020	2019

ASSETS

Current Assets:
Cash and cash equivalents	$-	$8,400
Accounts receivable, net of allowances for uncollectables of $11,137	3,363	17,063
Prepaid expenses and other assets	11,805	4,953
Total Current Assets	15,168	30,416

Property and equipment, net	193	772
Mineral rights acquisition costs	200,000	200,000

Total Assets	$215,361	$231,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$170,786	$344,225
Due to affiliated entities	33,000	-
Settlement liability	425,000	475,000
Note payable to officer	129,016	132,596
Notes payable - related party	25,000	25,000
Total Current Liabilities	782,802	976,821

Convertbile notes payable - affiliated entity, net of discount of $81,903	96,097	-

Total Liabilities	878,899	976,821

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 208,650,741 and 208,650,741 shares issued and outstanding, respectively	138,247	138,247
Additional paid-in capital	10,603,497	10,364,990
Accumulated deficit	(11,405,282)	(11,248,870)

Total Stockholders’ Deficit	(663,538)	(745,633)

Total Liabilities and Stockholders’ Deficit	$215,361	$231,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	February 29, 2020	February 28, 2019

Revenue, net	$4,510	$47,250

Operating Expenses:
Selling, general and administrative	161,978	314,540
Product fulfillment, exploration and mining expenses	1,759	54,815
Total Operating Expenses	163,737	369,355

Loss From Operations	(159,227)	(322,105)

Other Income (Expense):
Interest income (expense)	2,815	(15,786)

Total Other Income (Expense)	2,815	(15,786)

Net Loss	$(156,412)	$(337,891)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	208,650,741	141,347,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2020

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2019	-	$-	208,650,741	$138,247	$10,364,990	$(11,248,870)	$(745,633)

Forgiveness of related party liabilities	-	-	-	-	150,257	-	150,257

Beneficial conversion feature on convertible debt	-	-	-	-	88,250	-	88,250

Net Loss	-	-	-	-	-	(156,412)	(156,412)

Balance at February 29, 2020	-	$-	208,650,741	$138,247	$10,603,497	$(11,405,282)	$(663,538)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2018	-	$-	141,347,173	$70,943	$3,050,893	$(8,115,447)	$(4,993,611)

Stock based compensation	-	-	-	-	51,279	-	51,279

Net Loss	-	-	-	-	-	(337,891)	(337,891)

Balance at February 28, 2019	-	$-	141,347,173	$70,943	$3,102,172	$(8,453,338)	$(5,280,223)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Cash Flows From Operating Activities:
Net loss	$(156,412)	$(337,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Doubtful Accounts	-	-
Depreciation	579	579
Stock based compensation	-	51,279
Amortization of debt discount	6,347	-
Changes in operating assets and liabilities:
Accounts receivable	13,700	2,708
Settlement liability	(50,000)	-
Prepaid expenses and other current assets	(6,852)	2,374
Accounts payable and accrued expenses	(30,034)	92,997

Net Cash Used In Operating Activities	(222,672)	(187,954)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	-
Advances from related parties	33,000	212,000
Proceeds from convertible notes payable - affiliated entitites	178,000
Bank overdraft	6,852	-
Proceeds from short-term note	-	-
Proceeds from note payable - affiliate	-	-
Payments on notes due to officers	(3,580)	-
Payments on convertible notes	-	-
Payments on notes payable	-	-
Payment on notes payable, related party	-	-

Net Cash Provided By Financing Activities	214,272	212,000

Net Increase (Decrease) In Cash	(8,400)	24,046

Cash - Beginning of Period	8,400	8,281

Cash - End of Period	$-	$32,327

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Noncash investing and financing activities:
Vendors paid by Affiliated Entities	$-	$12,433
Forgiveness of accounts payable due to USMC	$150,257	$-

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

The Company intends to develop innovative solutions that represent an important value-enhancing element for our agricultural customers. We are building a brand family under the parent trade name, “PureBase”, consisting of three primary product lines: PureBase Shade Advantage WP, PureBase SulFi Hume Si Advantage, and PureBase Humate INU Advantage.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At February 29, 2020, the Company had a significant accumulated deficit of approximately $11.4 million and working capital deficit of approximately $768,000. For the three months ended February 29, 2020, we had a loss from operations of approximately $150,000 and negative cash flows from operations of approximately $216,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2020, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily additional infusions of cash from advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended November 30, 2019 as disclosed in our Form 10-K filed on February 28, 2020. The results of the three months ended February 29, 2020 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending November 30, 2020.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries PureBase AG and USAM. Intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, useful lives of property and equipment, deferred tax asset and valuation allowance, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Disaggregated Revenue

Revenue consists of the following by product offering for the three months ended February 29, 2020:

Soil Advantage	Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Solu-Sul	Total

$-	$4,510	$-	$-	$-	$4,510

Revenue consists of the following by product offering for the three months ended February 28, 2019:

Soil Advantage	Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Solu-Sul	Total

$-	$47,250	$-	$-	$-	$47,250

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of February 29, 2020 or February 28, 2019.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of and for the three months ended February 29, 2020 and February 28, 2019, the Company has determined that an allowance of $11,137 for doubtful accounts was necessary, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three months ended February 29, 2020 and February 28, 2019.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. There were no costs related to exploration activities for the three months ended February 29, 2020 and February 28, 2019.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. Total capitalized costs related to mineral rights was $200,000 as of February 29, 2020 and February 28, 2019.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts incurred were $0 and $1,900 included in general administrative expenses for the three months ended February 29, 2020 and February 28, 2019, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $490 and $0 for the three months ended February 29, 2020 and February 28, 2019, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All vested outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three months ended February 29, 2020 and February 28, 2019.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended
	February 29, 2020	February 28, 2019

Convertible Notes	1,112,500	-
Stock Options	550,000	550,000
Total	1,662,500	550,000

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

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations.

Recent Accounting Pronouncements

In January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. This guidance simplifies the accounting as compared to prior GAAP. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not expect the implementation of this new pronouncement to have a material impact on its consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	February 29, 2020	November 30, 2019

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
	67,164	67,164
Less: accumulated depreciation	(66,971)	(66,392)
Property and equipment, net	$193	$772

Total depreciation expense for the three months ended February 29, 2020 and February 28, 2019 was $579 and $579, respectively.

NOTE 5 – MINING RIGHTS

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party through 19% beneficial ownership of the Company, pursuant to which the Company will purchase the Snow White Pozzolan Mine for a purchase price of $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest shall be payable in full in cash at the closing date. The closing date can be completed any time before April 1, 2022.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company entered into a promissory note with Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at February 29, 2020. The balance on the note was $25,000 as of February 29, 2020 and November 30, 2019, respectively See (Note 10). Total interest expense on the note was $370 for the three months ended February 29, 2020 and February 28, 2019.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, CEO and a director of the Company, to consolidate the total amounts due to and assumed by Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the year ended November 30, 2019, the Company repaid $44,500 towards the balance of the note. The balance on the note was $129,016 and $132,596 as of February 29, 2020 and November 30, 2019, respectively (See Note 10). Total interest expense on the note was $2,916 for the three months ended February 29, 2020 and February 28, 2019, respectively.

Convertible Promissory Notes - USMC

December 1, 2019

On December 1, 2019, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a two-year convertible promissory note in the amount of $20,000 to USMC, with a maturity date of December 31, 2021 (“Tranche #1”). The principal bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.16 per share.

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $2,365 during the three months ended February 29, 2020. Total interest expense on Tranche #1 was approximately $250 for the three months ended February 29, 2020.

January 1, 2020

On January 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a two-year convertible promissory note in the amount of $86,000 to USMC, with a maturity date of January 1, 2022 (“Tranche #2”). The principal bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.16 per share.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $2,603 during the three months ended February 29, 2020. Total interest expense on Tranche #1 was approximately $700 for the three months ended February 29, 2020.

February 1, 2020

On February 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a two-year convertible promissory note in the amount of $72,000 to USMC, with a maturity date of February 1, 2022 (“Tranche #3”). The principal bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.16 per share.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $1,379 during the three months ended February 29, 2020. Total interest expense on Tranche #1 was approximately $275 for the three months ended February 29, 2020.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	February 29, 2020	November 30, 2019

Accounts payable	$87,513	$265,449
Accrued interest – related party	42,032	44,846
Accrued compensation	34,389	33,930
Bank overdraw	6,852	-
Accounts payable and accrued expenses	$170,786	$344,225

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

Legal Matters

On September 21, 2016 the Company its employment agreement with its then President, David Vickers. Subsequently, Mr. Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding based on Vickers demand for arbitration was held in August 6-8, 2019. The case is still pending. An interim-preliminary decision has been rendered in connection with the arbitration, however, the Final Award has not yet been fully determined. Although the evidentiary hearing at the Arbitration has been completed, the Parties have filed supplemental briefing on a multitude of issues before the Arbitrator will release his Final Award. The Arbitrator has tentatively set a conference regarding those supplemental issues for April 10, 2020, and it is estimated the Arbitrator’s Final Award would be released 30-60 days after that time. Should the Final Award issue liability against Respondents, the Company believes its potential exposure to be approximately $475,000, plus potential pre-and-post judgment interest. While the Company believes the potential liability is estimated to the above, there is, however, the potential for the Arbitrator to render a ruling where the Company could be liable for more, or less. On January 20, 2020, the Company paid an initial $50,000 in cash towards the estimated liability noted above.

On August 30, 2018 the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product PureBase Shade Advantage. The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement the Company agreed, among other requirements for dissemination of information with its product, to make various changes to the packaging of its PureBase Shade Advantage products relating to the visual representation of the product’s names. Under the Settlement Agreement, each party fully released the other party from all existing claims and liabilities. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019. The settlement provided for the Company to make changes to its Shade Advantage product, to refrain from making certain claims about Shade Advantage, to make certain disclosures about the Shade Advantage product, and to provide internal training and policies about those actions. There was no monetary payment as part of the settlement and each party bore its own attorney fees. On January 16, 2020, counsel for Tessenderlo sent a letter asserting that PureBase had not complied with some of its obligation under the settlement and invoking the arbitration provision of the settlement agreement. The parties have been in negotiation to resolve the matter without the necessity of arbitration. On February 25, 2020, Tessenderlo offered a standstill of the arbitration until April 5 to give the Company time to make additional changes to the packaging and remove existing inventory from the market. The Company has reported to counsel that it has made those changes. Tessenderlo has agreed that if the Company certifies and provides documentary evidence demonstrating that it has fully complied with its obligation as set forth in the original Settlement Agreement and in the standstill agreement, and Tessenderlo is able to confirm the same within five business days of the Company’s certification/documentation of full compliance, the arbitration will be dismissed.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. A trial is currently scheduled to be held in July 2020. On March 13, 2020, the Company filed its First Amended Complaint in this lawsuit, adding Todd Gauer and John Gingerich as additional defendants. The Court has requested a hearing on continuing the current trial date, but due to the ongoing state of emergency that has been declared in the State of Nevada and the related court closures, that hearing has not yet occurred.

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

On October 12, 2018 the Company’s board of directors approved a material supply agreement with USMC, a related party, pursuant to which USMC will provide designated natural resources to the Company at predetermined prices (See Note 10).

Note 9 – StocK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017 the Company’s Board of Directors (the “Board”) approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board allocated up to 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of February 29, 2020, 50,000 options have been granted under the Option Plan.

The Company has also granted an aggregate of 500,000 options pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

There were no stock options granted during the three months ended February 29, 2020 and February 28, 2019.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2019	550,000	$2.74
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 29, 2020	550,000	$2.74

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at February 29, 2020:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.12	50,000	8.58	$0.12	50,000
3.00	500,000	6.01	3.00	500,000
	550,000	6.25	$2.74	550,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $15,375 and was based on the Company’s closing stock price of $0.43 as of February 29, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

Total compensation expense related to the options was $0 and $51,279 for the three months ended February 29, 2020 and February 28, 2019, respectively. As of February 29, 2020, there was no future compensation cost related to non-vested stock options.

NOTE 10 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at February 29, 2020.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. During the three months ended February 29, 2020 and February 28, 2019, the Company made no purchases from USMC. Services totaling $0 and $38,116 were rendered by USMC for the three months ended February 29, 2020 and February 28, 2019, respectively, and are recorded as part of due to affiliates on the Company’s unaudited condensed consolidated balance sheets. In addition, during the three months ended February 29, 2020 and February 28, 2019, USMC paid $0 and $12,433, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $33,000 and $212,000, respectively, and are recorded as part of due to affiliates on the unaudited condensed consolidated balance sheets. The balance due to USMC is $33,000 and $0 at February 29, 2020 and November 30, 2019, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes would be convertible into the Company’s common stock at a conversion price of $0.16 per share. As of February 29, 2020, USMC has purchased three two-year convertible notes totaling $178,000 with maturity dates ranging from December 1, 2021 through February 1, 2022 (See Note 6).

On April 9, 2020, the board of directors for USMC approved the forgiveness of $150,257 in outstanding accounts payable from PureBase AG effective February 29, 2020. The Company treated this as a capital contribution and recorded the forgiveness as an increase in additional paid in capital on the unaudited condensed consolidated balance sheet at February 29, 2020.

The Company is using office space provided by USMC rent-free. There is currently no lease for its use of such office space.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 29, 2020, the Company repaid $3,580 towards the balance of the note. As of February 29, 2020 and November 30, 2019, the principal balance due on this note is $129,016 and $132,596, respectively, and is recorded as Note Payable to Officer on the consolidated balance sheet. Interest expense for this note was $2,916 for the three months ended February 29, 2020 and February 28, 2019.

NOTE 11 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of February 29, 2020 and November 30, 2019, the Company had approximately no deposits in excess of the FDIC insured limit.

Revenues

One customer accounted for 100% of total revenue for the three months ended February 29, 2020.

One customer accounted for 100% of total revenue for the three months ended February 28, 2019.

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of February 29, 2020, as set forth below:

Customer A	61%
Customer B	39%

Two customers accounted for 100% of the accounts receivable as of November 30, 2019, as set forth below:

Customer A	66%
Customer B	34%

Vendors

One supplier, a related party, accounted for 100% of purchases as of February 29, 2020

Two suppliers accounted for 100% of purchases as of November 30, 2019, as set forth below:

Customer A, a related party	88%
Customer B	12%

NOTE 12 – SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the World. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party through 19% beneficial ownership of the Company, pursuant to which the Company will purchase the Snow White Pozzolan Mine for a purchase price of $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest shall be payable in full in cash at the closing date. The closing date can be completed any time before April 1, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2020, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19, or the novel coronavirus);
●	substantial doubt about our ability to continue as a going concern;
●	our ability to successfully implement our business plan;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully acquire, develop or commercialize new products;
●	the commercial success of our products;
●	the impact of any industry regulation;
●	our ability to develop existing mining projects or establish proven or probable reserves;
●	our dependence on once vendor for our minerals for our products;
●	the impact of potentially losing the rights to properties; and
●	the impact of the increase in the price of natural resources.

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

As used in this Quarterly Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to PureBase Corporation and its wholly-owned subsidiaries, PureBase Agricultural, Inc., a Nevada corporation (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“USAM”).

Business Overview

The Company, through its wholly-owned operating subsidiaries PureBase AG and USAM is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. It is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of its industrial and natural mineral properties in the United States for the agriculture and construction materials markets. On the agricultural side, our business is to develop agricultural specialized fertilizers, minerals and bio-stimulants for organic and sustainable agriculture. In addition, we intend to focus on identifying and developing other advanced stage natural resource projects in support of our agricultural business. On the construction side, we are focused on developing construction sector-related products such as supplemental cementious material (“SCM”).

We are developing pozzolan-based products that have applications in the construction materials sector. Pozzolans, also known as SCM’s, may have beneficial qualities when added to concrete. We continue our research into SCM markets and believe there are substantial opportunities with pozzolan-based products currently being tested.

Our initial focus has been on the organic agricultural market sector. We hope to develop innovative solutions for our agricultural customers while building a brand under the name, “PureBase”, consisting of three primary product lines: PureBase Shade Advantage WP, PureBase SulFi Hume Si Advantage, and PureBase Humate INU Advantage. and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, potassium silicate sulfate, and other natural minerals. These agricultural minerals and soil amendments are used in the agricultural industry to protect crops, plants and fruits from the sun and winter damage, provide nutrients to plants, and improve dormancy and soil ecology to help farmers increase the yields of their harvests. We also seek to acquire and develop mineralized materials of pozzolan and potassium silicate sulfate for agricultural applications.

We utilize the services of US Mine Corporation (“USMC”), a Nevada corporation, for the development and contract mining of industrial mineral and metal projects. USMC performs exploration drilling, mine modeling, on-site construction, mine production, and mine site reclamation, and prepares feasibility studies for the Company. Exploration services also include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals utilized by the Company is obtained through USMC. Scott Dockter, our President, Chief Executive Officer, and Chief Financial Officer, and John Bremer, a director, are the Treasurer and President, respectively, as well as directors of USMC.

Recent Developments

Amended Debt Conversion Agreement

Between February 19, 2016 and July 31, 2019, USMC made loans to us in the aggregate amount of $4,264,789 (the “USMC Loan Amount”). In addition, on July 31, 2019, Craig Barto, an affiliate of USMC, assigned $1,234,247 of principal and accrued and unpaid interest due to him by us to USMC. Following such assignment, the total amount due to USMC by us was $5,499,036 (the “USMC Debt”). On July 31, 2019, we and USMC agreed to convert the entire USMC Debt into shares of our common stock at a conversion price of $0.09 per share (the “Conversion Price”). The Conversion Price was negotiated in an arm’s-length transaction between us and USMC, and our board of directors determined that, since there was a limited market for the Company’s shares, such Conversion Price represented the fair market value of the Company’s stock as of July 31, 2019.

On September 5, 2019 (the “Conversion Date”), we converted $5,442,363 of the USMC Debt into 60,248,484 shares of our common stock (the “Initial Conversion Shares”), pursuant to the terms of a debt conversion agreement between us and USMC (the “Debt Conversion Agreement”). Subsequently, it came to the attention of our board of directors that the Company mistakenly converted only $5,442,363 of the USMC Debt (rather than the full $5,499,036 USMC Debt) into only 60,248,484 Initial Conversion Shares (rather than 60,470,698 shares of our common stock that USMC should have received upon conversion of the $5,442,363. Therefore, our board of directors determined to (a) issue to USMC the additional 222,216 shares of our common stock that USMC should have received upon the conversion of $5,442,363 of the USMC Debt, and convert the remaining $56,673 of the USMC Debt (at the Conversion Price of $0.09 per share) into 629,700 additional shares of our common stock ( the “Additional Conversion Shares”).

Further, in consideration for USMC’s agreement to convert the USMC Loan Amount, and as an inducement therefor, our board of directors deemed it fair and equitable to pay to USMC a conversion fee on the amount of the USMC Loan Amount, calculated at a rate of 6% per annum through July 31, 2019 (the “Payable Conversion Fee”), and payable by the issuance to USMC of 5,438,178 additional shares of our common stock (the “Payable Conversion Fee Shares”), calculated at the Conversion Price of $0.09 per share. The Payable Conversion Fee was negotiated in an arms-length transaction, based on the market rate that would have been charged by an unrelated third party.

On February 7, 2020, we and USMC entered into an amendment to the Debt Conversion Agreement (the “Amendment to Debt Conversion Agreement”), pursuant to which we issued to USMC 851,916 Additional Conversion Shares and 5,438,178 Payable Conversion Fee Shares. The USMC Debt has been deemed paid-in-full and cancelled as a result of the issuances of the Initial Conversion Shares, the Additional Conversion Shares and the Payable Conversion Fee Shares.

Snow White Mine

On April 1, 2020, we entered into a purchase and sale agreement with Bremer Family 1995 Living Family Trust (the “Seller”) pursuant to which we will purchase the land known as the Snow White Mine. The property, located in San Bernardino County, California, consists of approximately 80 acres together with all mineral rights. The purchase price for the property is $836,000, to be paid within the next two years plus 5% interest thereon. John Bremer, a director of the Company, is the executor of the Seller. The Seller owns approximately 19% of the issued and outstanding shares of the Company. The Company previously had certain rights to the Snow White property but in September 2019 discontinued any and all mining activities at this property.

Results of Operations

Comparison of the Three Months Ended February 29, 2020 to the Three Months Ended February 28, 2019

A comparison of the Company’s operating results for the three months ended February 29, 2020 and February 28, 2019 are summarized as follows:

	February 29,	February 28,
	2020	2019	Variance
Revenues	$4,510	$47,250	$(42,740)
Operating expenses:
Selling, general & administrative	161,978	314,540	(152,562)
Product fulfillment, exploration and mining	1,759	54,815	(53,056)
Loss from operations	(159,227)	(322,105)	162,878
Other income (expenses)	2,815	(15,786)	18,601
Net Loss	$(156,412)	$(337,891)	$181,479

Revenues

Revenue decreased by $42,740, or 90%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019, primarily as a result of the one customer who purchased product during the three months ended February 28, 2019, not ordering any new product during the three months ended February 29, 2020. The Company’s product, which is a sun protectant for crops, has less orders in winter months.

Operating Costs and Expenses

Selling, general and administrative expenses decreased by $152,562, or 49%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019, primarily due to the following: (i) a decrease in payroll and related benefits of $65,125 due to a reduction in employees, (ii) a decrease in stock-based compensation of $51,279, and (iii) a decrease in legal and accounting fees of $31,322 due primarily to a change in auditing firms.

Product fulfillment and exploration and mining expenses decreased by $53,056, or 97%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019, primarily as a result of the three months ended February 28, 2019, including $37,800 in costs related to the sole product order as mentioned above in the revenue section. In addition, there was no RULCO Mining Claim Royalty Fees during the three months ended February 29, 2020, due to no material being removed from the location.

Other Income (Expense)

Other income (expense) increased by $18,601, or 118%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019, primarily due to a decrease in interest expense as a result of the Company converting payables and a note payable owed to USMC to common stock during the fourth quarter of the fiscal year 2019.

Liquidity and Capital Resources

As of February 29, 2020, we had no cash on hand and a working capital deficiency of approximately $768,000, as compared to cash on hand of $8,400 and a working capital deficiency of $946,405 as of November 30, 2019. The decrease in working capital deficiency is mainly due to an approximate $14,000 decrease in accounts receivable and an approximate decrease in accounts payable and accrued expenses of $170,000 which were offset by a $50,000 increase in the settlement liability due to a cash payment.

Future Financing

We will require additional funds to implement our growth strategy for our business. We currently expect further exploration and development of our current or future projects and the sale of our agricultural products to continue generating sales revenues, but we do not expect revenues from these activities in the near term to cover our entire current operating expenses which we expect to increase as we implement our business plans. We do not believe that our current cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve-month period. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient and consistent revenues to cover our operating expenses. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon proceeds from outside capital sources including USMC, an affiliated entity. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on terms we find acceptable. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition or cease operations.

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

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through February 29, 2020, of approximately $11.4 million, as well as negative cash flows from operating activities. During the three months ended February 29, 2020, the Company received net cash proceeds of approximately $33,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of February 29, 2020, in comparison to our working capital deficiency as of November 30, 2019, can be summarized as follows:

	February 29,	November 30,
	2020	2019
Current assets	$15,168	$30,416
Current liabilities	782,802	976,821
Working capital deficiency	$767,634	$946,405

The decrease in current assets is primarily due to a decrease in cash and accounts receivable of $8,400 and $13,700, respectively. A majority of current liabilities remained consistent during the three month period ending February 29, 2020, however, due to affiliates increased approximately $33,000, settlement liability decreased $50,000, and accounts payable and accrued expenses decreased approximately $170,000 at February 29, 2020.

Cash Flows

	Three Months Ended
	February 29, 2020	February 28, 2019
Net cash used in operating activities	$222,672	$187,954
Net cash used in investing activities	-	-
Net cash provided by financing activities	214,272	212,000
Increase (decrease) in cash	$(8,400)	$24,046

Operating Activities

Net cash used in operating activities was $222,672 for the three months ended February 29, 2020. This was primarily due to the net loss of $156,412 and a decrease of $50,000 in the settlement liability due to a cash payment.

Net cash used in operating activities was $187,954 for the three months ended February 29, 2019. This was primarily due to the net loss of $337,891, which was partially offset by non-cash expenses of approximately $51,000 related to stock-based compensation and an increase in accounts payable and accrued expenses of approximately $93,000.

Investing Activities

There were no investing activities for the three months ended February 29, 2020 and February 28, 2019.

Financing Activities

For the three months ended February 29, 2020, net cash provided by financing activities was $214,272, which was primarily due to cash received of $178,000 from convertible notes payable with USMC and cash advanced to the company by USMC of $33,000.

For the three months ended February 28, 2018, net cash provided by financing activities was $212,000, which was primarily due to cash advanced to the Company by USMC of $212,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended February 29, 2020, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, as filed with the SEC on February 28, 2020.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements herein for the quarter ended February 29, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of February 29, 2020 due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2016 the Company its employment agreement with its then President, David Vickers. Subsequently, Mr. Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. and is currently in the discovery phase. On June 5, 2018 the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding based on Vickers demand for arbitration was held in August 6-8, 2019. The case is still pending. An interim-preliminary decision has been rendered in connection with the arbitration, however, the Final Award has not yet been fully determined. Although the evidentiary hearing at the Arbitration has been completed, the Parties have filed supplemental briefing on a multitude of issues before the Arbitrator will release his Final Award. The Arbitrator has tentatively set a conference regarding those supplemental issues for April 10, 2020, and it is estimated the Arbitrator’s Final Award would be released 30-60 days after that time. Should the Final Award issue liability against Respondents, the Company believes its potential exposure to be approximately $475,000, plus potential pre-and-post judgment interest. While the Company believes the potential liability is estimated to the above, there is, however, the potential for the Arbitrator to render a ruling where the Company could be liable for more, or less. On January 20, 2020, the Company paid an initial $50,000 in cash towards the estimated liability noted above.

On August 30, 2018 the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product PureBase Shade Advantage. The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement the Company agreed, among other requirements for dissemination of information with its product, to make various changes to the packaging of its PureBase Shade Advantage products relating to the visual representation of the product’s names. Under the Settlement Agreement, each party fully released the other party from all existing claims and liabilities. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019. The settlement provided for the Company to make changes to its Shade Advantage product, to refrain from making certain claims about Shade Advantage, to make certain disclosures about the Shade Advantage product, and to provide internal training and policies about those actions. There was no monetary payment as part of the settlement and each party bore its own attorney fees. On January 16, 2020, counsel for Tessenderlo sent a letter asserting that PureBase had not complied with some of its obligation under the settlement and invoking the arbitration provision of the settlement agreement. The parties have been in negotiation to resolve the matter without the necessity of arbitration. On February 25, 2020, Tessenderlo offered a standstill of the arbitration until April 5 to give the Company time to make additional changes to the packaging and remove existing inventory from the market. The Company has reported to counsel that it has made those changes. Tessenderlo has agreed that if the Company certifies and provides documentary evidence demonstrating that it has fully complied with its obligation as set forth in the original Settlement Agreement and in the standstill agreement, and Tessenderlo is able to confirm the same within five business days of the Company’s certification/documentation of full compliance, the arbitration will be dismissed.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. A trial is currently scheduled to be held in July 2020. On March 13, 2020, the Company filed its First Amended Complaint in this lawsuit, adding Todd Gauer and John Gingerich as additional defendants. The Court has requested a hearing on continuing the current trial date, but due to the ongoing state of emergency that has been declared in the State of Nevada and the related court closures, that hearing has not yet occurred.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended November 30, 2019, as filed with SEC on February 28, 2020. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks. In addition:

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business and operating results could be adversely impacted by the effects of epidemics, including but not limited to the coronavirus that has been reported to have surfaced in Wuhan, China in December 2019 and has since spread to most other parts of the world, including the United States, our principal market. We are closely monitoring the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health situation globally.

Our results of operations could be adversely affected to the extent that such coronavirus or any other epidemic generally harms the global economy. In addition, our customers and/or personnel may be adversely impacted as a result of a health epidemic or other outbreak. Our operation may experience disruptions, such as temporary closure of our offices, facilities and/or those of our customers, suspension of services and the shut-down of our sales efforts. These disruptions may require us to curtail our sales efforts or even force us to reduce our workforce in effort to conserve capital. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital and adversely affect our business, financial condition and results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Description
(10)	Material Agreements
10.1	Amendment to Debt Conversion Agreement, dated February 7, 2020 (incorporated by reference to the Company’s Form 8-K, as filed with the SEC on February 13, 2020)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	April 13, 2020

