Form 10-Q
period 2020-05-31
PureBase Corp
filed 2020-07-15
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: May 31, 2020

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

As of July 14, 2020, there were 208,650,751 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	November 30,
	2020	2019

ASSETS

Current Assets:
Cash and cash equivalents	$-	$8,400
Accounts receivable, net of allowances for uncollectables of $11,137	4,363	17,063
Due from affiliated entities	665	-
Prepaid expenses and other assets	38,285	4,953
Total Current Assets	43,313	30,416

Property and equipment, net	-	772
Mineral rights acquisition costs	200,000	200,000

Total Assets	$243,313	$231,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$222,181	$344,225
Due to affiliated entities	161,461	-
Settlement liability	425,000	475,000
Note payable to officer	127,816	132,596
Notes payable - related party	25,000	25,000
Total Current Liabilities	961,458	976,821

Convertible notes payable - affiliated entity, net of discount of $70,896	107,104	-

Total Liabilities	1,068,562	976,821

Commitments and Contingencies (Note 7)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 208,650,741 and 208,650,741 shares issued and outstanding, respectively	138,247	138,247
Additional paid-in capital	10,633,832	10,364,990
Accumulated deficit	(11,597,328)	(11,248,870)

Total Stockholders’ Deficit	(825,249)	(745,633)

Total Liabilities and Stockholders’ Deficit	$243,313	$231,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Revenue, net	$1,619	$139,208	$6,129	$186,458

Operating Expenses:
Selling, general and administrative	193,456	319,729	355,434	634,269
Product fulfillment, exploration and mining expenses	3,435	31,637	5,194	86,452
Total Operating Expenses	196,891	351,366	360,628	720,721

Loss From Operations	(195,272)	(212,158)	(354,499)	(534,263)

Other Income (Expense):
Other income (expense)	-	3	-	3
Interest income (expense)	3,226	(15,859)	6,041	(31,645)

Total Other Income (Expense)	3,226	(15,856)	6,041	(31,642)

Net Loss	$(192,046)	$(228,014)	$(348,458)	$(565,905)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	208,650,741	141,347,173	208,650,741	141,347,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2020

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2019	-	$-	208,650,741	$138,247	$10,364,990	$(11,248,870)	$(745,633)

Forgiveness of related party liabilities	-	-	-	-	150,257	-	150,257

Beneficial conversion feature on convertible debt	-	-	-	-	88,250	-	88,250

Net Loss	-	-	-	-	-	(156,412)	(156,412)

Balance at February 29, 2020	-	-	208,650,741	138,247	10,603,497	(11,405,282)	(663,538)

Stock based compensation	-	-	-	-	30,335	-	30,335

Net Loss	-	-	-	-	-	(192,046)	(192,046)

Balance at May 31, 2020	-	$-	208,650,741	$138,247	$10,633,832	$(11,597,328)	$(825,249)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2019

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2018	-	$-	141,347,173	$70,943	$3,050,893	$(8,115,447)	$(4,993,611)

Stock based compensation	-	-	-	-	51,279	-	51,279

Net Loss	-	-	-	-	-	(337,891)	(337,891)

Balance at February 28, 2019	-	-	141,347,173	70,943	3,102,172	(8,453,338)	(5,280,223)

Stock based compensation	-	-	-	-	9,172	-	9,172

Net Loss	-	-	-	-	-	(228,014)	(228,014)

Balance at May 31, 2019	-	$-	141,347,173	$70,943	$3,111,344	$(8,681,352)	$(5,499,065)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	May 31, 2020	May 31, 2019
Cash Flows From Operating Activities:
Net loss	$(348,458)	$(565,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Doubtful Accounts	-	-
Depreciation	772	1,158
Stock based compensation	30,335	60,451
Amortization of debt discount	17,354	-
Changes in operating assets and liabilities:
Accounts receivable	12,700	(136,500)
Due to affiliates	-	81,611
Settlement liability	(50,000)	-
Prepaid expenses and other current assets	(33,332)	3,009
Accounts payable and accrued expenses	(25,583)	45,134
Common stock to be issued in connection with consulting agreement	-	91,112

Net Cash Used In Operating Activities	(396,211)	(419,930)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	-
Advances from related parties	160,796	413,125
Proceeds from convertible notes payable - affiliated entities	178,000	-
Bank overdraft	53,795	-
Payments on notes due to officers	(4,780)	-

Net Cash Provided By Financing Activities	387,811	413,125

Net Increase (Decrease) In Cash	(8,400)	(6,805)

Cash - Beginning of Period	8,400	8,281

Cash - End of Period	$-	$1,476

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$4,383	$-
Income taxes paid	$-	$-
Noncash investing and financing activities:
Vendors paid by Affiliated Entities	$-	$10,178
Forgiveness of accounts payable due to USMC	$150,257	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – organization and business operations

Corporate History

PureBase Corporation (the “Company”) was incorporated in the State of Nevada on March 2, 2010, under the name Port of Call Online, Inc. to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014, the Company changed its business focus to an exploration, mining and product marketing company engaged in identifying and developing advanced stage natural resource projects which, the Company believes, show potential to achieve full production. Effective January 12, 2015, the Company amended its articles of incorporation to change its name to PureBase Corporation. The Company, through its wholly-owned operating subsidiaries PureBase Agricultural, Inc., a Nevada corporation, (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“USAM”) is engaged in the identification, acquisition, exploration, development, mining and full-scale exploitation of industrial and natural mineral properties  in the United States for the agriculture and construction materials markets. On the agricultural side, the Company’s business is to develop agricultural specialized fertilizers, minerals and bio-stimulants for organic and sustainable agriculture. On the construction side, the Company intends to focus on developing construction sector-related products such as cements. The Company intends to provide for distribution of its products into each industry related market.

The Company is headquartered in Ione, California.

Business Overview

PureBase is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. In addition, the Company intends to focus on identifying and developing other advanced stage natural resource projects in support of its agricultural business. PureBase’s business is currently divided into two divisions: “PureBase AG” to develop agricultural specialized fertilizers, minerals and biostimulants for organic and sustainable agriculture and “USAM” which will be focused on developing construction sector related products such as cements.

The Company’s initial focus is on the organic agricultural market sectors. The Company has developed and will seek to develop additional products derived from mineralized materials of Leonardite, Kaolin Clay, Laterite, Potassium Silicate Sulfate, and other natural minerals. These important minerals and soil amendments are used in the agricultural industry to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests.

The Company utilizes the services of US Mine Corporation (“USMC”), a private company and a significant shareholder of the Company focusing on the development and contract mining of industrial mineral and metal projects throughout North America, to perform exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, mine production, and mine site reclamation. Exploration services also include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals to be utilized by the Company is obtained from properties owned or controlled by USMC of which Scott Dockter and John Bremer are officers, directors, and owners.

The Company is building a brand family under the parent trade name, “PureBase”, consisting of three primary product lines: PureBase Shade Advantage WP, PureBase SulFi Hume Si Advantage, and PureBase Humate INU Advantage.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At May 31, 2020, the Company had a significant accumulated deficit of approximately $11.6 million and working capital deficit of approximately $918,000. For the six months ended May 31, 2020, the Company had a loss from operations of approximately $350,000 and negative cash flows from operations of approximately $396,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2020, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded these losses primarily from additional infusions of cash from advances from an affiliate and the sale of equity and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from third parties. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management believes that the revenue expected to be generated from operations, together with potential equity and debt financing or other potential financing, will provide the necessary funding for the Company to continue as a going concern. However, management cannot guarantee any potential debt or equity financing will be available, or if available, on favorable terms.

As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended November 30, 2019 in our Form 10-K filed on February 28, 2020 with the SEC. The results of the six months ended May 31, 2020 (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2020.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries PureBase AG and USAM. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Disaggregated Revenue

Revenue consists of the following by product offering for the six months ended May 31, 2020:

Soil Advantage	Humate INU Advantage	Shade Advantage (WP)	SulFe Hume Si Advantage	Solu-Sul	Total

$-	$6,129	$-	$-	$-	$6,129

Revenue consists of the following by product offering for the six months ended May 31, 2019:

Soil Advantage	Humate INU Advantage	Shade Advantage (WP)	SulFe Hume Si Advantage	Solu-Sul	Total

$-	$47,250	$46,500	$92,708	$-	$186,458

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of May 31, 2020 or May 31, 2019.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of and for the six months ended May 31, 2020 and May 31, 2019, the Company has determined that an allowance of $11,137 for doubtful accounts was necessary.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and six months ended May 31, 2020 and May 31, 2019.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. There were no costs related to exploration activities for the three and six months ended May 31, 2020 and May 31, 2019.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. Total capitalized costs related to mineral rights were $200,000 as of May 31, 2020 and May 31, 2019.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts incurred were $180 and $0 included in general administrative expenses for the three and six months ended May 31, 2020 and May 31, 2019, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $490 and $2,052 for the three and six months ended May 31, 2020 and $0 for the three and six months ended May 31, 2019 and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All vested outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three and six months ended May 31, 2020 and May 31, 2019.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Six Months Ended
	May 31, 2020	May 31, 2019

Convertible Notes	1,112,500	-
Stock Options	550,000	550,000
Total	1,662,500	550,000

	Three Months Ended
	May 31, 2020	May 31, 2019

Convertible Notes	1,112,500	-
Stock Options	550,000	550,000
Total	1,662,500	550,000

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

Recent Accounting Pronouncements

In January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. This guidance simplifies the accounting as compared to prior US GAAP. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not expect the implementation of this new pronouncement to have a material impact on its consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – MINING RIGHTS

Federal Preference Rights Lease in Esmeralda County, NV

This Preference Rights Lease is granted by the Bureau of Land Management (“BLM”) covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by the Company. All rights and obligations under the Preference Rights lease have been assigned to the Company by USMC. These rights are presented at their cost of $200,000. This lease requires a payment of $7,503 per year to the BLM.

Snow White Mine located in San Bernardino County, CA – Deposit

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party through 19% beneficial ownership of the Company, pursuant to which the Company will purchase the Snow White Mine for a purchase price of $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest shall be payable in full in cash at the closing date. The closing date can be completed any time before April 1, 2022. As of May 31, 2020, the Company has yet to close on the purchase.

NOTE 5 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital. The note bears interest at the rate of 6% per annum and was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note as of May 31, 2020. The balance on the note was $25,000 as of May 31, 2020 and November 30, 2019, respectively See (Note 10). Total interest expense on the note was $370 and $752 for the three and six months ended May 31, 2020 and May 31, 2019, respectively.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the year ended November 30, 2019, the Company repaid $44,500 towards the balance of the note. The balance on the note was $127,816 and $132,596 as of May 31, 2020 and November 30, 2019, respectively (See Note 10). Total interest expense on the note was $2,916 and $4,834 for the three and six months ended May 31, 2020 and May 31, 2019, respectively.

Convertible Promissory Notes - USMC

December 1, 2019

On December 1, 2019, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a two-year convertible promissory note in the amount of $20,000 to USMC, with a maturity date of December 31, 2021 (“Tranche #1”). The note bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the holder, at a conversion price of $0.16 per share.

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $2,365 and $4,783 during the three and six months ended May 31, 2020, respectively. Total interest expense on Tranche #1 was approximately $250 and $500 for the three and six months ended May 31, 2020, respectively.

January 1, 2020

On January 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a two-year convertible promissory note in the amount of $86,000 to USMC, with a maturity date of January 1, 2022 (“Tranche #2”). The note bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.16 per share.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $2,603 and $6,662 during the three and six months ended May 31, 2020, respectively. Total interest expense on Tranche #2 was approximately $700 and $1,780 for the three and six months ended May 31, 2020, respectively.

February 1, 2020

On February 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a two-year convertible promissory note in the amount of $72,000 to USMC, with a maturity date of February 1, 2022 (“Tranche #3”). The note bears interest at 5% per annum which is also payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.16 per share.

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $1,379 and $5,910 during the three and six months ended May 31, 2020, respectively. Total interest expense on Tranche #3 was approximately $275 and $1,200 for the three and six months ended May 31, 2020, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	May 31, 2020	November 30, 2019

Accounts payable	$94,007	$265,449
Accrued interest – related party	35,353	44,846
Accrued compensation	39,025	33,930
Bank overdraw	53,796	-
Accounts payable and accrued expenses	$222,181	$344,225

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is using office space provided by USMC, a related party that is owned by the Company’s majority shareholders and directors A. Scott Dockter and John Bremer. There is currently no lease for use of such office space.

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 5).

Legal Matters

On September 21, 2016 the Company terminated its employment agreement with its then President, David Vickers (“Vickers”). Subsequently, Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. On June 5, 2018 the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding, based on Vickers’ demand for arbitration, was held August 6, 2019 to August 8, 2019. An interim-preliminary decision has been rendered in connection with the arbitration, however, the final award has not yet been fully determined. Although the evidentiary hearing has been completed, the parties have filed supplemental briefs. Oral arguments commenced on June 4, 2020 and the Company is currently in negotiations regarding those supplemental briefs. The Company believes its potential exposure to be approximately $475,000, plus potential pre-and-post judgment interest. While the Company believes the potential liability is estimated to the above, there is, however, the potential for the Arbitrator to render a ruling where the Company could be liable for more, or less. On January 20, 2020, the Company paid Vickers an initial $50,000 towards the estimated liability noted above.

On August 30, 2018, the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product PureBase Shade Advantage. The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement, the Company agreed, among other requirements for dissemination of information with its product, to make various changes to the packaging of its PureBase Shade Advantage products relating to the visual representation of the product’s names. Under the Settlement Agreement, each party fully released the other party from all existing claims and liabilities. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019. The settlement provided for the Company to make changes to its Shade Advantage product, to refrain from making certain claims about Shade Advantage, to make certain disclosures about the Shade Advantage product, and to provide internal training and policies about those actions. There was no monetary payment as part of the settlement and each party bore its own attorney fees. On January 16, 2020, counsel for Tessenderlo sent a letter asserting that PureBase had not complied with some of its obligations under the settlement and invoking the arbitration provision of the settlement agreement. The parties have been in negotiation to resolve the matter without the necessity of arbitration. On February 25, 2020, Tessenderlo offered a standstill of the arbitration until April 5, 2020 to give the Company time to make additional changes to the packaging and remove existing inventory from the market. The Company has reported to counsel that it has made those changes. Tessenderlo has agreed that if the Company certifies and provides documentary evidence demonstrating that it has fully complied with its obligation as set forth in the original Settlement Agreement and in the standstill agreement, and Tessenderlo is able to confirm the same within five business days of the Company’s certification/documentation of full compliance, the arbitration will be dismissed. The Company complied with all of the items requested and, on April 8, 2020, the arbitration was dismissed.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado (“Hurtado”) alleging the misuse of proprietary and confidential information acquired by Hurtado while employed by the Company as VP of Agricultural Research and Development. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Hurtado filed an answer to the Company’s complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed its First Amended Complaint in this lawsuit, adding Todd Gauer and John Gingerich, former board members of the Company, as additional defendants. A default has been taken against Mr. Gingerich, and the Company is in the process of serving Mr. Gauer. Trial is scheduled for June 21, 2021.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in ongoing settlement negotiations.

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

Resignation of Directors

Effective April 8, 2020, Calvin Lim resigned as a member of the Board of Directors (the “Board”) of the Company. His resignation was not the result of any dispute or disagreement with the Company or the Board on any matter relating to the operations, policies, or practices of the Company.

Appointment of Directors

The Company entered into a twelve-month director agreement with Mr. Jeffrey Guzy (“Guzy”), effective as of April 8, 2020, (the “Director Agreement”). Pursuant to the Director Agreement, Guzy will be entitled to $1,000 per month, which will accrue as debt until the Company has its first cash flow positive month. Upon the termination of the initial term of the Director Agreement or Guzy’s earlier removal or resignation, such accrued amount will be paid in common stock of the Company at a conversion rate of the lower of $0.15 per share of the 20-day volume weighted average price from the last date Guzy was on the board. Guzy was also granted an immediately exerciseable five-year option to purchase 250,000 shares of common stock at an exercise price of $0.10 per share. Guzy was appointed as the chairman of the Audit Committee and the Compensation Committee.

Note 8 – StocK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017 the Company’s Board of Directors (the “Board”) approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved up to 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of May 31, 2020, 50,000 options have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock to certain employees pursuant to employment contracts prior to the adoption of the Option Plan.

The Company granted options to purchase an aggregate of 450,000 shares of common stock during the six months ended May 31, 2020.

There were no stock options granted during the six months ended May 31, 2019.

The weighted average grant date fair value of options granted and vested during the six months ended May 31, 2020 and 2019, was $23,905 and $27,088, respectively. The weighted average non-vested grant date fair value of non-vested options was $19,481 at May 31, 2020.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2019	550,000	$2.74
Granted	450,000	0.10
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2020	1,000,000	$1.91

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at May 31, 2020:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	200,000	3.86	$0.99	-
0.10	250,000	4.86	0.10	250,000
0.12	50,000	8.32	0.12	50,000
3.00	500,000	5.75	3.00	500,000
	1,000,000	5.38	$1.91	800,000

The compensation expense attributed to the issuance of the options is recognized as such options vest.

Stock options granted under the Option Plan are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value of the options totaled $0 and was based on the Company’s closing stock price of $0.10 as of May 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

On April 8, 2020, the Company granted a director an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a fair value of $27,088. The options vest immediately at the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.11; strike price - $0.10; expected volatility – 305%; risk-free interest rate – 0.47%; dividend rate – 0%; and expected term – 2.50 years.

On April 15, 2020, the Company granted two advisory board members options to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a fair value of $19,481. The options vest one year from the date of grant. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.099; strike price - $0.10; expected volatility – 304%; risk-free interest rate – 0.34%; dividend rate – 0%; and expected term – 2.50 years.

Total compensation expense related to stock options was $30,335 for the three and six months ended May 31, 2020. Total compensation expense related to stock options was $9,172 and $60,451 for the three and six months ended May 31, 2019, respectively. As of May 31, 2020, there was $16,234 in future compensation cost related to non-vested stock options.

NOTE 9 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company. The note accrued interest at 6% per annum and was payable August 26, 2016, or upon the closing of a bridge financing by the Company, whichever occurs first. The Company is in default on this note as of May 31, 2020.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. During the three and six months ended May 31, 2020 and May 31, 2019, the Company made no purchases from USMC. There were no services rendered by USMC to the Company for the three and six months ended May 31, 2020. Services totaling $31,747 and $43,036 were rendered by USMC for the three and six months ended May 31, 2019, respectively. In addition, USMC made no payments to the Company’s vendors and creditors on behalf of the Company during the three and six months ended May 31, 2020. During the three and six months ended May 31, 2019, USMC paid $690 and $271,059, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. During the three and six months ended May 31, 2020 and May 31, 2019 USMC made cash advances to the Company of $33,000 and $125,000 and $201,125 and $413,125, respectively, and which are recorded as part of due to affiliates on the unaudited condensed consolidated balance sheets.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of February 29, 2020, USMC has purchased such notes totaling $178,000 with maturity dates ranging from December 1, 2021 through February 1, 2022 (See Note 6). Interest expense on these notes totaled $3,461 for the three and six months ended May 31, 2020 and are recorded as part of due to affiliates on the unaudited condensed consolidated balance sheets. The outstanding balance due on the notes to USMC is $158,000 and $0 at May 31, 2020 and November 30, 2019, respectively.

On April 9, 2020, USMC agreed to forgive of $150,257 in outstanding accounts payable from PureBase AG effective February 29, 2020. The Company treated this as a capital contribution and recorded the forgiveness as an increase in additional paid in capital on the unaudited condensed consolidated balance sheet at May 31, 2020.

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered into on October 12, 2018. All kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. Under the terms of the Supply Agreement, the Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC shall adjust the cost to the Company to conform to the more favorable terms. The initial term of the Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Agreement for a material breach which is not cured within 90 days.

The Company is using office space provided by USMC rent-free. There is currently no lease for its use of such office space.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2020, the Company repaid $4,780 towards the balance of the note. As of May 31, 2020 and November 30, 2019, the principal balance due on this note was $127,816 and $132,596, respectively, and is recorded as Note Payable to Officer on the unaudited condensed consolidated balance sheets. Interest expense for this note was $1,918 and $3,866 and $2,981 and $5,896 for the three and six months ended May 31, 2020 and 2019.

NOTE 10 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of May 31, 2020 and November 30, 2019, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Three customers accounted for 100% of total revenue for the six months ended May 31, 2020.

Customer A	74%
Customer B	16%
Customer C	10%

Three customers accounted for 98% of total revenue for the six months ended May 31, 2019.

Customer A	48%
Customer B	25%
Customer C	25%

Accounts Receivable

One customer accounted for 100% of the accounts receivable as of May 31, 2020. This customer is a parent distributor that has numerous individual distributors at various locations. These individual distributors make buying decisions and purchase product from the Company independently from the parent distributor.

Two customers accounted for 100% of the accounts receivable as of November 30, 2019, as set forth below:

Customer A	66%
Customer B	34%

Vendors

Two suppliers accounted for 100% of purchases as of May 31, 2020, as set forth below:

Vendor A, a related party	76%
Vendor B	24%

Two suppliers accounted for 100% of purchases as of November 30, 2019, as set forth below:

Vendor A, a related party	88%
Vendor B	12%

NOTE 11 – SUBSEQUENT EVENTS

On June 2, 2020, the Company granted options to an employee to purchase 100,000 shares of common stock with an exercise price of $0.10 per share.

On June 11, 2020, the Company executed an asset purchase agreement (the “Purchase Agreement”) with Quove Corporation, a Colorado corporation, (“Quove”), pursuant to which the Company will purchase from Quove all of the assets used in conjunction with the operating of its gold processing plant. In consideration therefor, the Company issued 6,200,000 shares of its common stock at a fair value of $0.10 per share to Quove and agreed to assume up to $10,000 of Quove’s liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

We utilize the services of US Mine Corporation (“USMC”), a Nevada corporation, for the development and contract mining of industrial mineral and metal projects. USMC performs exploration drilling, mine modeling, on-site construction, mine production, and mine site reclamation, and prepares feasibility studies for the Company. Exploration services also include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals utilized by the Company is obtained through USMC. Scott Dockter, our President, Chief Executive Officer, and Chief Financial Officer, and John Bremer, a director, are the Treasurer and President, respectively, as well as directors, of USMC.

Recent Developments

Snow White Mine

On April 1, 2020, we entered into a purchase and sale agreement with Bremer Family 1995 Living Family Trust (the “Trust”) pursuant to which we will purchase 80 acres of land known as the Snow White Mine, located in San Bernardino County, California, and all mineral rights. The purchase price for the property is $836,000, with 5% interest, with the closing to occur within two years. John Bremer, a director of the Company, is the executor of the Trust which owns approximately 19% of the issued and outstanding shares of the Company. The Company previously had certain rights to the Snow White property but in September 2019 discontinued all mining activities at this property. As of the date of this Quarterly Report, the Company has not closed on the purchase.

Asset Purchase Agreement

On June 11, 2020, the Company executed an asset purchase agreement (the “Purchase Agreement”) with Quove Corporation, a Colorado corporation, (“Quove”), pursuant to which the Company will purchase from Quove all of the assets used in conjunction with the operating of its gold processing plant. In consideration therefor, the Company will issue 6,200,000  shares of its common stock at a fair value of $0.10 per share and agreed to assume up to $10,000 of Quove’s liabilities. We plan to use the assets and parts from the assets to augment and improve our current infrastructure.

Material Supply Agreement

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered into on October 12, 2018. All kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. Under the terms of the Supply Agreement, the Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC shall adjust the cost to the Company to conform to the more favorable terms. The initial term of the Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Agreement for a material breach which is not cured within 90 days.

Results of Operations

Comparison of the Three Months Ended May 31, 2020 and the Three Months Ended May 31, 2019

A comparison of the Company’s operating results for the three months ended May 31, 2020 and May 31, 2019 are summarized as follows:

	May 31,	May 31,
	2020	2019	Variance
Revenues	$1,619	$139,208	$(137,589)
Operating expenses:
Selling, general & administrative	193,456	319,729	(126,273)
Product fulfillment, exploration and mining	3,435	31,637	(28,202)
Loss from operations	(195,272)	(212,158)	16,886
Other income (expenses)	3,226	(15,856)	19,082
Net Loss	$(192,046)	$(228,014)	$35,968

Revenues

Revenue decreased by $137,589, or 99%, for the three months ended May 31, 2020, as compared to the three months ended May 31, 2019, primarily as a result of a decrease in sales of the Shade Advantage (WP) and SulFe Hume Si Advantage products due to customers buying more than they anticipated needing in the three months ended May 31, 2019.

Operating Costs and Expenses

Selling, general and administrative expenses decreased by $126,273, or 39%, for the three months ended May 31, 2020, as compared to the three months ended May 31, 2019, primarily due to the following: (i) a decrease in payroll and related benefits of $50,486 due to a reduction of employees, (ii) a decrease in consulting expense of $30,000, and (iii) a write-off of payables of $42,428 resulting from unapproved expense reports from a terminated employee and a former director.

Product fulfillment and exploration and mining expenses decreased by $28,202, or 89%, for the three months ended May 31, 2020, as compared to the three months ended May 31, 2019 primarily as a result of the three months ended May 31, 2019 including $31,378 in costs related to the products ordered as mentioned above in the revenue section. In addition, there were no mining claim royalty fees during the three months ended May 31, 2020.

Other Income (Expense)

Other income (expense) increased by $19,082, or 220%, for the three months ended May 31, 2020, as compared to the three months ended May 31, 2019, primarily due to a decrease in interest expense as a result of the Company converting payables and a note payable owed to USMC to common stock during the fourth quarter of the fiscal year 2019.

Comparison of the Six Months Ended May 31, 2020 and the Six Months Ended May 31, 2019

A comparison of the Company’s operating results for the six months ended May 31, 2020 and May 31, 2019 are summarized as follows:

	May 31,	May 31,
	2020	2019	Variance
Revenues	$6,129	$186,458	$(180,329)
Operating expenses:
Selling, general & administrative	355,434	634,269	(278,835)
Product fulfillment, exploration and mining	5,194	86,452	(81,258)
Loss from operations	(354,499)	(534,263)	179,764
Other income (expenses)	6,041	(31,642)	37,683
Net Loss	$(348,458)	$(565,905)	$217,447

Revenues

Revenue decreased by $180,329, or 97%, for the six months ended May 31, 2020, as compared to the six months ended May 31, 2019, primarily as a result of a decrease in sales of the Shade Advantage (WP) and SulFe Hume Si Advantage products due to customers buying more than they anticipated needing in the six months ended May 31, 2019.

Operating Costs and Expenses

Selling, general and administrative expenses decreased by $278,835, or 44%, for the six months ended May 31, 2020, as compared to the six months ended May 31, 2019, primarily due to the following: (i) a decrease in stock-based compensation of $30,116, (ii) a decrease in legal and accounting fees of $68,461 primarily due to a change in auditors, (iii) a decrease in payroll and related benefits of $95,988 due to a reduction of employees, (iv) a write-off of payables of $42,428 resulting from unapproved expense reports from a terminated employee and a former board member,  and (v) a decrease in consulting expense of $46,332.

Product fulfillment and exploration and mining expenses decreased by $81,258, or 94%, for the six months ended May 31, 2020, as compared to the six months ended May 31, 2019 primarily as a result of the six months ended May 31, 2019 including $69,178 in costs related to the products ordered as mentioned above in the revenue section. In addition, there were no mining claim royalty fees during the six months ended May 31, 2020.

Other Income (Expense)

Other income (expense) increased by $37,683, or 220%, for the six months ended May 31, 2020, as compared to the six months ended May 31, 2019, primarily due to a decrease in interest expense as a result of the Company converting payables and a note payable owed to USMC to common stock during the fourth quarter of the fiscal year 2019.

Liquidity and Capital Resources

As of May 31, 2020, we had no cash on hand and a working capital deficiency of approximately $918,000, as compared to cash on hand of $8,400 and a working capital deficiency of $946,405 as of November 30, 2019. The decrease in working capital deficiency is mainly due to an approximate $13,000 decrease in accounts receivable, an approximate decrease in accounts payable and accrued expenses of $122,000, and a $50,000 decrease in the settlement liability due to a partial payment of an outstanding litigation claim. These decreases were offset by an approximate $161,000 increase in due to affiliated entities as a result of a cash infusion from USMC.

Future Financing

We will require additional funds to implement our growth strategy. We currently expect further exploration and development of our current or future projects and the sale of our agricultural products to continue generating sales revenues, but we do not believe that our current cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve-months. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient and consistent revenues to cover our operating expenses. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon proceeds from outside capital sources including USMC, an affiliated entity. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate. Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on favorable terms. We currently do not have any agreements or understandings for additional financing. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition or cease operations.

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

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through May 31, 2020, of approximately $11.6 million, as well as negative cash flows from operating activities. During the six months ended May 31, 2020, the Company received net cash proceeds of approximately $161,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of May 31, 2020, in comparison to our working capital deficiency as of November 30, 2019, can be summarized as follows:

	May 31,	November 30,
	2020	2019
Current assets	$43,313	$30,416
Current liabilities	961,458	976,821
Working capital deficiency	$918,145	$946,405

The increase in current assets is primarily due to an increase in prepaid expenses and other assets of $33,332 which is offset by a decrease in cash and accounts receivable of $8,400 and $12,700, respectively. A majority of current liabilities remained consistent during the six month period ending May 31, 2020, however, due to affiliates increased approximately $161,000, settlement liability decreased $50,000 due to a partial payment on an outstanding litigation claim, and accounts payable and accrued expenses decreased approximately $122,000 at May 31, 2020.

Cash Flows

	Six Months Ended
	May 31, 2020	May 31, 2019
Net cash used in operating activities	$(396,211)	$(419,930)
Net cash provided by financing activities	387,811	413,125
Increase (decrease) in cash	$(8,400)	$(6,805)

Operating Activities

Net cash used in operating activities was $396,211 for the six months ended May 31, 2020. This was primarily due to the net loss of $348,458 and a decrease of $50,000 in the settlement liability due to a partial payment on an outstanding litigation claim which was partially offset by non-cash expenses of approximately $30,000 and $17,000 related to stock-based compensation and amortization of debt discount, respectively.

Net cash used in operating activities was $419,930 for the six months ended May 31, 2019. This was primarily due to the net loss of $565,905 and an increase in accounts receivable of $136,500, which was partially offset by an increase in due to affiliates and accounts payable and accrued expenses of $81,611 and $45,134, respectively.

Investing Activities

There were no investing activities during the six months ended May 31, 2020 and 2019.

Financing Activities

For the six months ended May 31, 2020, net cash provided by financing activities was $387,811, which was primarily due to $178,000 from convertible notes payable received from USMC and cash advanced to the Company by USMC of $161,000.

For the six months ended May 31, 2019, net cash provided by financing activities was $413,125, which represented cash advanced to the Company by USMC.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended May 31, 2020, and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, as filed with the SEC on February 28, 2020.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements herein for the quarter ended May 31, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of May 31, 2020 due to the material weaknesses in internal control over financial reporting described below.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

(i) Lack of Formal Policies and Procedures. We utilize a third-party independent financial consultant that is not involved on the day to day operations of the Company for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.

(ii) Audit Committee and Financial Expert. While we do have a financial expert on our board of directors, we do not have a formal audit committee, and thus we lack the formal board oversight role within the financial reporting process.

(iii) Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting.

(iv) Lack of Personnel with GAAP Experience. Historically, aside from our third-party independent financial consultant, we have lacked personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term as resources permit, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

Aside from recently hiring additional internal accounting personnel, there have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2016 the Company terminated its employment agreement with its then President, David Vickers (“Vickers”). Subsequently, Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14, 2017 the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding is being handled by the Judicial Arbitration and Mediation Services, Inc. On June 5, 2018 the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding, based on Vickers’ demand for arbitration, was held August 6, 2019 to August 8, 2019. An interim-preliminary decision has been rendered in connection with the arbitration, however, the final award has not yet been fully determined. Although the evidentiary hearing has been completed, the parties have filed supplemental briefs. Oral arguments commenced on June 4, 2020 and the Company is currently in negotiations regarding those supplemental briefs. The Company currently believes its potential exposure to be approximately $475,000, plus pre-and-post judgment interest. On January 20, 2020, the Company paid an initial $50,000 in cash to Vickers towards the estimated liability noted above.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado (“Hurtado”) alleging the misuse of proprietary and confidential information acquired by Hurtado while employed by the Company as Vice President of Agricultural Research and Development. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Hurtado filed an answer to the Company’s complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed its First Amended Complaint in this lawsuit, adding Todd Gauer and John Gingerich, former board members of the Company, as additional defendants. A default has been taken against Mr. Gingerich, and the Company is in the process of serving Mr. Gauer. Trial is scheduled for June 21, 2021.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in ongoing settlement negotiations.

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

Our business and operating results could be adversely impacted by the effects of epidemics, including but not limited to the current COVID-19 pandemic. We are closely monitoring the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health situation globally.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon senior securities that were not previously reported in a Current Report on Form 8-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this Quarterly Report:

Exhibit
Number	Exhibit Description
31*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial
and Accounting Officer)
Date:	July 14, 2020

