Form 10-Q
period 2020-08-31
PureBase Corp
filed 2020-10-14
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: August 31, 2020

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

As of October 14, 2020, there were 214,850,741 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2020	2019

ASSETS

Current Assets:
Cash and cash equivalents	$8,735	$8,400
Accounts receivable, net of allowances for uncollectable accounts of $18,277 and $11,137, respectively	90,989	17,063
Due from affiliated entities	665	-
Prepaid expenses and other assets	58,578	4,953
Total Current Assets	158,967	30,416

Property and equipment, net	620,000	772
Mineral rights acquisition costs	200,000	200,000

Total Assets	$978,967	$231,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$214,759	$344,225
Due to affiliated entities	472,704	-
Settlement liability	480,976	475,000
Note payable to officer	127,816	132,596
Notes payable - related party	25,000	25,000
Total Current Liabilities	1,321,255	976,821

Convertible notes payable - affiliated entity, net of discount of $59,888	118,112	-

Total Liabilities	1,439,367	976,821

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 214,850,751 and 208,650,741 shares issued and outstanding, respectively	144,447	138,247
Additional paid-in capital	11,263,241	10,364,990
Accumulated deficit	(11,868,088)	(11,248,870)

Total Stockholders’ Deficit	(460,400)	(745,633)

Total Liabilities and Stockholders’ Deficit	$978,967	$231,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019

Revenue, net	$169,980	$161,322	$176,109	$347,780

Operating Expenses:
Selling, general and administrative	405,291	632,022	760,725	1,266,291
Product fulfillment, exploration and mining expenses	34,751	49,889	39,945	136,341
Total Operating Expenses	440,042	681,911	800,670	1,402,632

Loss From Operations	(270,062)	(520,589)	(624,561)	(1,054,852)

Other Income (Expense):
Other income	3,856	13	3,856	16
Interest income (expense)	(4,554)	(15,859)	1,487	(47,504)

Total Other Income (Expense)	(698)	(15,846)	5,343	(47,488)

Net Loss	$(270,760)	$(536,435)	$(619,218)	$(1,102,340)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	214,782,609	141,347,173	210,687,237	141,347,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2020

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2019	-	$-	208,650,741	$138,247	$10,364,990	$(11,248,870)	$(745,633)

Forgiveness of related party liabilities	-	-	-	-	150,257	-	150,257

Beneficial conversion feature on convertible debt	-	-	-	-	88,250	-	88,250

Net Loss	-	-	-	-	-	(156,412)	(156,412)

Balance at February 29, 2020	-	-	208,650,741	138,247	10,603,497	(11,405,282)	(663,538)

Stock based compensation	-	-	-	-	30,335	-	30,335

Net Loss	-	-	-	-	-	(192,046)	(192,046)

Balance at May 31, 2020	-	-	208,650,741	138,247	10,633,832	(11,597,328)	(825,249)

Common shares issued in Quove asset purchase	-	-	6,200,000	6,200	613,800	-	620,000

Stock based compensation	-	-	-	-	15,609	-	15,609

Net Loss	-	-	-	-	-	(270,760)	(270,760)

Balance at August 31, 2020	-	$-	214,850,741	$144,447	$11,263,241	$(11,868,088)	$(460,400)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2019

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2018	-	$-	141,347,173	$70,943	$3,050,893	$(8,115,447)	$(4,993,611)

Stock based compensation	-	-	-	-	51,279	-	51,279

Net Loss	-	-	-	-	-	(337,891)	(337,891)

Balance at February 28, 2019	-	-	141,347,173	70,943	3,102,172	(8,453,338)	(5,280,223)

Stock based compensation	-	-	-	-	9,172	-	9,172

Net Loss	-	-	-	-	-	(228,014)	(228,014)

Balance at May 31, 2019	-	-	141,347,173	70,943	3,111,344	(8,681,352)	(5,499,065)

Stock based compensation	-	-	-	-	403	-	403

Net Loss	-	-	-	-	-	(536,435)	(536,435)

Balance at August 31, 2019	-	$-	141,347,173	$70,943	$3,111,747	$(9,217,787)	$(6,035,097)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	August 31, 2020	August 31, 2019
Cash Flows From Operating Activities:
Net loss	$(619,218)	$(1,102,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Doubtful Accounts	7,140	-
Depreciation	772	1,736
Stock based compensation	45,944	60,854
Amortization of debt discount	28,362	-
Issuance of common stock for services	-	91,112
Changes in operating assets and liabilities:
Accounts receivable	(81,066)	(23,900)
Due to affiliates	-	180,316
Settlement liability	5,976	-
Prepaid expenses and other current assets	(53,625)	7,738
Accounts payable and accrued expenses	20,791	446,525

Net Cash Used In Operating Activities	(644,924)	(337,959)

Cash Flows From Financing Activities:
Advances from related parties	472,039	450,725
Proceeds from convertible notes payable - affiliated entities	178,000	-
Payments on notes due to officers	(4,780)	(27,500)

Net Cash Provided By Financing Activities	645,259	423,225

Net Increase In Cash	335	85,266

Cash - Beginning of Period	8,400	8,281

Cash - End of Period	$8,735	$93,547

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$4,383	$-
Income taxes paid	$-	$-
Noncash investing and financing activities:
Vendors paid by Affiliated Entities	$-	$23,403
Forgiveness of accounts payable due to USMC	$150,257	$-
Purchase of assets from Quove Corporation	$620,000	$-

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At August 31, 2020, the Company had a significant accumulated deficit of approximately $11.9 million and working capital deficit of approximately $1,200,000. For the nine months ended August 31, 2020, the Company had a loss from operations of approximately $350,000 and negative cash flows from operations of approximately $605,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2020, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded these losses primarily from additional infusions of cash from advances from an affiliate and the sale of equity and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from third parties. No assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses will not arise or that any potential equity or debt financing or other potential financing will be available, or if available, on favorable terms, and will provide the necessary funding for the Company to continue as a going concern.

As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended November 30, 2019 in our Form 10-K filed on February 28, 2020 with the SEC. The results of the nine months ended August 31, 2020 (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2020.

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

Disaggregated Revenue

Revenue consists of the following by product offering for the nine months ended August 31, 2020:

Soil Advantage	Humate INU Advantage	Shade Advantage (WP)	SulFe Hume Si Advantage	Solu-Sul	Total

$-	$8,029	$133,220	$34,860	$-	$176,109

Revenue consists of the following by product offering for the nine months ended August 31, 2019:

Soil Advantage	Humate INU Advantage	Shade Advantage (WP)	SulFe Hume Si Advantage	Solu-Sul	Total

$-	$47,250	$208,084	$92,446	$-	$347,780

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of August 31, 2020 or November 30, 2019.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. At August 31, 2020 and November 30, 2019, the Company has determined that an allowance of $18,277 and $11,137, respectively, for doubtful accounts was necessary.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years
Buildings	30 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and nine months ended August 31, 2020 and 2019.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. There were no costs related to exploration activities for the three and nine months ended August 31, 2020 and August 31, 2019.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. Total capitalized costs related to mineral rights were $200,000 as of August 31, 2020 and August 31, 2019.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts incurred were $0 and $180 for the three and nine months ended August 31, 2020, respectively, and $0 for the three and nine months ended August 31, 2019, respectively, included in product fulfillment, exploration and mining expenses.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $3,861 and $5,913 for the three and nine months ended August 31, 2020, respectively, and $0 for the three and nine months ended August 31, 2019 and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All vested outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three and nine months ended August 31, 2020 and 2019.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Nine Months Ended
	August 31, 2020	August 31, 2019

Convertible Notes	1,112,500	-
Stock Options	1,050,000	550,000
Total	2,162,500	550,000

	Three Months Ended
	August 31, 2020	August 31, 2019

Convertible Notes	1,112,500	-
Stock Options	1,050,000	550,000
Total	2,162,500	550,000

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

NOTE 4 – ACQUISITIONS

Asset Purchase - Quove Corporation

On May 1, 2020, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Quove Corporation, a Colorado corporation, (“Quove”), pursuant to which the Company will purchase from Quove all of the assets used in conjunction with the operating of its gold processing plant. The purchase price of $620,000 was satisfied with the issuance of 6,200,000 shares of the Company’s common stock at a fair value of $0.10 per share to Quove and the assumption of up to $10,000 of Quove’s liabilities. The acquisition closed on June 11, 2020. The Company plans to use the assets and parts from the assets to augment and improve their current infrastructure.

NOTE 5 – MINING RIGHTS

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

Snow White Mine located in San Bernardino County, CA – Deposit

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party through 19% beneficial ownership of the Company, pursuant to which the Company will purchase the Snow White Mine for a purchase price of $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest shall be payable in full in cash at the closing date. The closing date can be completed any time before April 1, 2022. As of August 31, 2020, the Company has yet to close on the purchase.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital. The note bears interest at the rate of 6% per annum and was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note as of August 31, 2020. The balance on the note was $25,000 as of August 31, 2020 and November 30, 2019, respectively See (Note 10). Total interest expense on the note was $370 and $1,122 for the three and nine months ended August 31, 2020 and August 31, 2019, respectively.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the year ended November 30, 2019, the Company repaid $44,500 towards the balance of the note. The balance on the note was $127,816 and $132,596 as of August 31, 2020 and November 30, 2019, respectively (See Note 10). Interest expense for this note was $1,933 and $6,767 and $2,981 and $8,878 for the three and nine months ended August 31, 2020 and August 31, 2019, respectively.

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

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $2,418 and $7,201 during the three and nine months ended August 31, 2020, respectively. Total interest expense on Tranche #1 was approximately $200 and $750 for the three and nine months ended August 31, 2020, respectively.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $4,059 and $10,721 during the three and nine months ended August 31, 2020, respectively. Total interest expense on Tranche #2 was approximately $700 and $2,863 for the three and nine months ended August 31, 2020, respectively.

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

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $4,531 and $10,440 during the three and nine months ended August 31, 2020, respectively. Total interest expense on Tranche #3 was approximately $600 and $2,091 for the three and nine months ended August 31, 2020, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	August 31, 2020	November 30, 2019

Accounts payable	$137,654	$265,449
Accrued interest – related party	37,662	44,846
Accrued compensation	38,895	33,930
Accrued expenses	549	-
Accounts payable and accrued expenses	$214,704	$344,225

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

Legal Matters

On September 21, 2016, the Company terminated its employment agreement with its then President, David Vickers (“Vickers”). Subsequently, Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14,2017, the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding was handled by the Judicial Arbitration and Mediation Services, Inc. On June 5, 2018, the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding, based on Vickers’ demand for arbitration, was held August 6, 2019 to August 8, 2019. An interim-preliminary decision was rendered in connection with the arbitration however, the final award was not determined and the parties filed supplemental briefs. Oral arguments commenced on June 4, 2020. The Company believed its potential exposure to be approximately $475,000, plus potential pre-and-post judgment interest. Accordingly, on January 20, 2020, the Company paid Vickers $50,000 towards such estimated liability. The Company currently believes that a tentative settlement will be finalized within the next 30-60 days and on Juy 29, 2020, paid Vickers an additional $50,000 towards such settlement.

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico, filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum amount of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages. The Company denies all allegations and believes Mr. Calvanico is owed nothing. The Company takes the position that Mr. Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019 in normal course and was not renewed by Company. On February 14, 2020, the Company asked Mr. Calvanico in writing to exercise his stock options within 30 days. Mr. Calvanico did not do so. To date, Mr. Calvanico has not exercised his stock options. This dispute is currently in the early stages of arbitration, and an arbitrator has not yet been assigned in normal course.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed its First Amended Complaint in this lawsuit, adding Todd Gauer and John Gingerich as additional defendants. A default judgment has been taken against Mr. Gingerich. Litigation is proceeding against Mr. Hurtado and Mr. Gauer, and Agregen. Trial is scheduled for seven days beginning June 21, 2021.

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

Appointment of Directors

The Company entered into a twelve-month director agreement with Jeffrey Guzy (“Guzy”), effective as of April 8, 2020, (the “Director Agreement”). Pursuant to the Director Agreement, Guzy will be entitled to $1,000 per month for serving on the Company’s Board of Directors, which will accrue as debt until the Company has its first cash flow positive month. Upon the termination of the initial term of the Director Agreement or Guzy’s earlier removal or resignation, such accrued amount will be paid in common stock of the Company at a conversion rate of the lower of $0.15 per share or the 20-day volume weighted average price from the last date Guzy was on the board. Guzy was also granted an immediately exercisable five-year option to purchase 250,000 shares of common stock at an exercise price of $0.10 per share. Guzy was appointed as the chairman of the Audit Committee and the Compensation Committee.

Note 9 – StocK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017 the Company’s Board of Directors (the “Board”) approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved up to 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of August 31, 2020, 50,000 options have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock to certain employees pursuant to employment contracts prior to the adoption of the Option Plan.

The Company granted options to purchase an aggregate of 550,000 shares of common stock during the nine months ended August 31, 2020.

There were no stock options granted during the nine months ended August 31, 2019.

The weighted average grant date fair value of options granted and vested during the nine months ended August 31, 2020, was $21,438 and $22,446, respectively. The weighted average non-vested grant date fair value of non-vested options was $19,481 at August 31, 2020.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2019	550,000	$2.74
Granted	550,000	0.10
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2020	1,100,000	$1.42

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at August 31, 2020:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	200,000	3.61	$0.99	-
0.10	350,000	4.65	0.10	350,000
0.12	50,000	8.07	0.12	50,000
3.00	500,000	5.50	3.00	500,000
	1,100,000	5.00	$1.42	900,000

The compensation expense attributed to the issuance of the options is recognized as such options vest.

Stock options granted under the Option Plan are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value of the options totaled $0 and was based on the Company’s closing stock price of $0.10 as of August 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

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

On June 2, 2020, the Company granted a director an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a fair value of $10,739. The options vest immediately at the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.11; strike price - $0.10; expected volatility – 283%; risk-free interest rate – 0.20%; dividend rate – 0%; and expected term – 2.50 years.

Total compensation expense related to stock options was $10,739 and $62,177 for the three and nine months ended August 31, 2020, respectively. Total compensation expense related to stock options was $403 and $51,018 for the three and nine months ended August 31, 2019, respectively. As of August 31, 2020, there was $11,364 in future compensation cost related to non-vested stock options.

NOTE 10 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company. The note accrued interest at 6% per annum and was payable August 26, 2016, or upon the closing of a bridge financing by the Company, whichever occurs first. The Company is in default on this note as of August 31, 2020.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. During the three and nine months ended August 31, 2020, the Company made $34,264 in purchases from USMC. There were no purchases made from USMC during the three and nine months ended August 31, 2019. There were no services rendered by USMC to the Company for the three and nine months ended August 31, 2020. Services totaling $72,848 and $142,210 were rendered by USMC for the three and nine months ended August 31, 2019, respectively. In addition, USMC made no payments to the Company’s vendors and creditors on behalf of the Company during the three and nine months ended August 31, 2020. During the three and nine months ended August 31, 2019, USMC paid $8,178 and $23,403, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. During the three and nine months ended August 31, 2020 and August 31, 2019 USMC made cash advances to the Company of $309,000 and $467,000 and $56,000 and $469,125, respectively, which are recorded as part of due to affiliates on the unaudited condensed consolidated balance sheets.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of February 29, 2020, USMC has purchased such notes totaling $178,000 with maturity dates ranging from December 1, 2021 through February 1, 2022 (See Note 6). Interest expense on these notes totaled $2,219 and $5,704 for the three and nine months ended August 31, 2020 and is recorded as part of due to affiliates on the unaudited condensed consolidated balance sheets. The outstanding balance due on the notes to USMC is $178,000 and $0 at August 31, 2020 and November 30, 2019, respectively.

On April 9, 2020, USMC agreed to forgive of $150,257 in outstanding accounts payable from PureBase AG effective February 29, 2020. The Company treated this as a capital contribution and recorded the forgiveness as an increase in additional paid in capital on the unaudited condensed consolidated balance sheet at August 31, 2020.

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

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2020, the Company repaid $4,780 towards the balance of the note. As of August 31, 2020 and November 30, 2019, the principal balance due on this note was $127,816 and $132,596, respectively, and is recorded as Note Payable to Officer on the unaudited condensed consolidated balance sheets. Interest expense for this note was $1,933 and $6,767 and $2,981 and $8,878 for the three and nine months ended August 31, 2020 and 2019, respectively.

NOTE 11 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of August 31, 2020 and November 30, 2019, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Three customers accounted for 80% of total revenue for the nine months ended August 31, 2020.

Customer A	42%
Customer B	20%
Customer C	18%

Four customers accounted for 91% of total revenue for the nine months ended August 31, 2019.

Customer A	37%
Customer B	24%
Customer C	18%
Customer D	12%

Accounts Receivable

Three customers accounted for 91% of the accounts receivable as of August 31, 2020, as set forth below:

Customer A	38%
Customer B	31%
Customer C	22%

Two customers accounted for 100% of the accounts receivable as of November 30, 2019, as set forth below:

Customer A	66%
Customer B	34%

Vendors

Two vendors accounted for 88% of purchases as of August 31, 2020, as set forth below:

Vendor A	78%
Vendor B	10%

Two suppliers accounted for 100% of purchases as of November 30, 2019, as set forth below:

Vendor A, a related party	88%
Vendor B	12%

NOTE 12 – SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the World. The Company continues to monitor the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

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

Asset Purchase Agreement

On May 1, 2020, the Company executed an asset purchase agreement (the “Purchase Agreement”) with Quove Corporation, a Colorado corporation, (“Quove”), pursuant to which the Company will purchase from Quove all of the assets used in conjunction with the operating of its gold processing plant. In consideration therefor, the Company issued 6,200,000 shares of its common stock at a fair value of $0.10 per share and agreed to assume up to $10,000 of Quove’s liabilities. The acquisition closed on June 11, 2020. The Company plans to use the assets and parts from the assets to augment and improve its current infrastructure.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2020 and the Three Months Ended August 31, 2019

A comparison of the Company’s operating results for the three months ended August 31, 2020 and August 31, 2019 are summarized as follows:

	August 31,	August 31,
	2020	2019	Variance
Revenues	$169,980	$161,322	$8,658
Operating expenses:
Selling, general & administrative	405,291	632,022	(226,731)
Product fulfillment, exploration and mining	34,751	49,889	(15,138)
Loss from operations	(270,062)	(520,589)	250,527
Other expense	(698)	(15,846)	15,148
Net Loss	$(270,760)	$(536,435)	$265,675

Revenues

Revenue remained relatively consistent for the three months ended August 31, 2020, as compared to the three months ended May 31, 2019.

Operating Costs and Expenses

Selling, general and administrative expenses decreased by $226,731, or 36%, for the three months ended August 31, 2020, as compared to the three months ended August 31, 2019, primarily due to, a one time expense of $400,000 related to an accrual for a potential loss on litigation during the three months ended August 31, 2019, which was offset by an increase in legal fees of $124,890.

Product fulfillment and exploration and mining expenses decreased by $15,138, or 30%, for the three months ended August 31, 2020, as compared to the three months ended August 31, 2019 primarily as a result of a decrease in sales commissions, delivery charges and miscellaneous chemicals and supplies used during the three months ended August 31, 2020. In addition, there were no mining claim royalty fees paid during the three months ended August 31, 2020

Other Expense

Other expense decreased by $15,148, or 96%, for the three months ended August 31, 2020, as compared to the three months ended August 31, 2019, primarily due to a decrease in interest expense as a result of the Company converting payables and a note payable owed to USMC to common stock during the fourth quarter of the fiscal year ended November 30, 2019.

Comparison of the Nine Months Ended August 31, 2020 and the Nine Months Ended August 31, 2019

A comparison of the Company’s operating results for the nine months ended August 31, 2020 and August 31, 2019 are summarized as follows:

	August 31,	August 31,
	2020	2019	Variance
Revenues	$176,109	$347,780	$(171,671)
Operating expenses:
Selling, general & administrative	760,725	1,266,291	(505,566)
Product fulfillment, exploration and mining	39,945	136,341	(96,396)
Loss from operations	(624,561)	(1,054,852)	430,291
Other income (expense)	5,343	(47,888)	53,231
Net Loss	$(619,218)	$(1,102,340)	$483,122

Revenues

Revenue decreased by $171,671, or 49%, for the nine months ended August 31, 2020, as compared to the nine months ended August 31, 2019, primarily as a result of a decrease in sales of the Company’s Shade Advantage (WP) and SulFe Hume Si Advantage products due to customers buying more than they anticipated needing in the nine months ended August 31, 2019, and not needing to reorder during 2020.

Operating Costs and Expenses

Selling, general and administrative expenses decreased by $505,566, or 40%, for the nine months ended August 31, 2020, as compared to the nine months ended August 31, 2019, primarily due to (i) a decrease in stock-based compensation of $14,507, (ii) a decrease in payroll and related benefits of $136,429 due to a reduction of employees, and (iii) a one time expense of $400,000 related to an accrual for a potential loss on litigation.

Product fulfillment and exploration and mining expenses decreased by $96,396, or 71%, for the nine months ended August 31, 2020, as compared to the nine months ended August 31, 2019 primarily as a result of $69,178 in costs related to the products ordered in excess by certain customers during the the nine months ended August 31, 2019. In addition, there were no mining claim royalty fees paid during the nine months ended August 31, 2020.

Other Income (Expense)

Other income (expense) decreased by $53,231, or 112%, for the nine months ended August 31, 2020, as compared to the nine months ended August 31, 2019, primarily due to a decrease in interest expense as a result of the Company converting payables and a note payable owed to USMC to common stock during the fourth quarter of the fiscal year ended November 30, 2019.

Liquidity and Capital Resources

As of August 31, 2020, we had $8,735 in cash on hand and a working capital deficiency of $1,162,288, as compared to cash on hand of $8,400 and a working capital deficiency of $946,405 as of November 30, 2019. The decrease in working capital deficiency is mainly due to an approximate $74,000 increase in accounts receivable, an approximate $53,000 increase in prepaid expenses and other assets, and an approximate decrease in accounts payable and accrued expenses of $120,000. These were offset by an approximate $473,000 increase in amounts due to affiliated entities as a result of a cash infusion from USMC.

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

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through August 31, 2020, of approximately $11.9 million, as well as negative cash flows from operating activities. During the nine months ended August 31, 2020, the Company received net cash proceeds of approximately $472,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of August 31, 2020, in comparison to our working capital deficiency as of November 30, 2019, can be summarized as follows:

	August 31,	November 30,
	2020	2019
Current assets	$158,967	$30,416
Current liabilities	1,321,255	976,821
Working capital deficiency	$1,162,288	$946,405

The increase in current assets is primarily due to an increase in prepaid expenses and other assets of $53,625 and an increase in accounts receivable of $73,926. A majority of current liabilities remained consistent during the nine months ended August 31, 2020, however, due to affiliates increased approximately $473,000 and accounts payable and accrued expenses decreased approximately $120,000 during the nine months ended August 31, 2020.

Cash Flows

	Nine Months Ended
	August 31, 2020	August 31, 2019
Net cash used in operating activities	$(644,924)	$(337,959)
Net cash provided by financing activities	645,259	423,225
Increase in cash	$335	$85,266

Operating Activities

Net cash used in operating activities was $644,924 for the nine months ended August 31, 2020, primarily due to a net loss of $619,218, an increase of $81,066 in accounts receivable, and an increase of $53,625 in prepaid assets and other assets which was partially offset by non-cash expenses of $45,944 and $28,362 related to stock-based compensation and amortization of debt discount, respectively.

Net cash used in operating activities was $337,959 for the nine months ended August 31, 2019, primarily due to a net loss of $1,102,340 and an increase in accounts receivable of $23,900, which was partially offset by (i) issuances of common stock for services of $91,112, (ii) stock-based compensation related to stock options of $60,854, (iii) an increase in due to affiliates of $180,316 and (iv) an increase in accounts payable and accrued expenses of $446,525.

Investing Activities

There were no investing activities during the nine months ended August 31, 2020 and 2019.

Financing Activities

For the nine months ended August 31, 2020, net cash provided by financing activities was $645,259, primarily due to $178,000 from convertible notes payable received from USMC and cash advanced to the Company by USMC of $472,000.

For the nine months ended August 31, 2019, net cash provided by financing activities was $423,225, due to cash advanced to the Company by USMC of $450,725 and offset by payments on a note payable to an officer of $27,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this Report, and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, as filed with the SEC on February 28, 2020.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our consolidated financial statements included in this Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of August 31, 2020 due to the material weaknesses in internal control over financial reporting described below.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

(i) Lack of Formal Policies and Procedures. We utilize a third-party independent financial consultant that is not involved in the day to day operations of the Company for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.

(ii) Financial Expert. We do not have a financial expert on our board of directors and thus we lack the formal board oversight role within the financial reporting process.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and hope to implement changes in the future if and when resources permit, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2016, the Company terminated its employment agreement with its then President, David Vickers (“Vickers”). Subsequently, Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company. On April 14,2017, the Company was served with a demand for arbitration of the above referenced claims. The arbitration proceeding was handled by the Judicial Arbitration and Mediation Services, Inc. On June 5, 2018, the parties participated in a voluntary mediation but were unable to reach a resolution. The arbitration proceeding, based on Vickers’ demand for arbitration, was held August 6, 2019 to August 8, 2019. An interim-preliminary decision was rendered in connection with the arbitration however, the final award was not determined and the parties filed supplemental briefs. Oral arguments commenced on June 4, 2020. The Company believed its potential exposure to be approximately $475,000, plus potential pre-and-post judgment interest. Accordingly, on January 20, 2020, the Company paid Vickers $50,000 towards such estimated liability. The Company currently believes that a tentative settlement will be finalized within the next 30-60 days and on Juy 29, 2020, paid Vickers an additional $50,000 towards such settlement.

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico, filed a demand for arbitration alleging retaliation, wrongful termination, and a demand for $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages. The Company denies all allegations and believes Mr. Calvanico is owed nothing. The Company takes the position that Mr. Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019 in normal course, and was not renewed by Company. On February 14, 2020, the Company asked Mr. Calvanico in writing to exercise his stock options within 30 days. Mr. Calvanico did not do so. To date, Mr. Calvanico has not exercised his stock options. This dispute is currently in the early stages of arbitration, and an arbitrator has not yet been assigned.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed its First Amended Complaint in this lawsuit, adding Todd Gauer and John Gingerich, former Board members of the Company, as additional defendants. A default judgment has been taken against Mr. Gingerich. Litigation is proceeding against Messrs. Hurtado and Gauer and Agregen. Trial is scheduled for seven days beginning June 21, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as described below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On June 2, 2020, the Company granted a director an immediately exerciseable option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon senior securities that were not previously reported in a Current Report on Form 8-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: October 14, 2020

