Form 10-K
period 2020-11-30
PureBase Corp
filed 2021-03-16
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-55517

PUREBASE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2060863
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8631 State Highway, 124 Ione, California	95640
(Address of Principal Executive Offices)	(Zip Code)

(209) 274-9143

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging Growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,789,476.

As of March 16, 2021, there were 214,950,751 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Current and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our ability to successfully implement our business plan;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully acquire, develop or commercialize new products;
●	the commercial success of our products;
●	the impact of any industry regulation;
●	our ability to develop existing mining projects or establish proven or probable reserves;
●	our dependence on one vendor for our minerals for our products;
●	the impact of potentially losing the rights to properties;
●	the impact of the increase in the price of natural resources; and
●	the continued impact of the COVID-19 pandemic.

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

Corporate History

The Company was incorporated in the State of Nevada on March 2, 2010, under the name Port of Call Online, Inc. to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014, the Company changed its business focus to the identification, acquisition, development and full-scale exploitation of industrial and natural mineral properties in the United States for the development of products for the construction and agriculture markets. In line with this business focus, the Company changed its name to PureBase Corporation in January 2015.

The Company is headquartered in Ione, California.

Business Overview

The Company, through its two divisions, Purebase Ag and Purebase SCM, is engaged in the agricultural and construction-materials sectors. In the agricultural sector, the Company’s business is to develop specialized fertilizers, sun protectants, soil amendments, and bio-stimulants for organic and non-organic sustainable agriculture.

In the construction sector, the Company’s focus in 2020 has been to develop and test a kaolin-based product that will help create a lower CO2-emitting concrete (through the use of high-quality SCM’s.) The Company is developing a SCM that it believes can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM products in the construction-materials sector.

In the agricultural sector, the Company has developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests.

The Company is building a brand family under the parent trade name “Purebase,” consisting of its Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops. It is also involved in the early testing of soil amendment products based on humic and fulvic acids derived from leonardite. Other agricultural products are in the development stage.

The Company utilizes the services of US Mine Corporation (“USMC”), a Nevada corporation, and a significant shareholder of the Company for the development and contract mining of industrial mineral and metal projects throughout North America, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals to be utilized by the Company is obtained from properties owned or controlled by USMC. A. Scott Dockter and John Bremer are officers, directors, and owners.

PureBase Shade Advantage WP

PureBase Shade Advantage WP is a natural mineral plant protectant that reduces sunburn damage to plant tissue (including fruits and nuts) exposed to UV and infrared radiation. The protection is achieved through the absorption and dissipation of ultraviolet and infrared radiation, which protects and reduces the stress on plants.

The anticipated benefits of this product include:

●	Adherences to plant tissue, fruit, and wood bark without the need for surfactants (stickers)

●	Protection against sunburn of plant tissue and sun scalding of fruits, nuts, and vegetables
●	Designed for application on organic and sustainable crops
●	When sprayed on dormant trees, Shade Advantage WP has the potential of mitigating weather induced dormancy interference.

Shade Advantage WP is available in 25 lb. bags.

To date, the Company distributes its products through the Aligned Ag Distributors, Helena Agri Enterprises and other distributors. It also private labels product for other agricultural companies. We have exported limited product to Vietnam, Laos, and Cambodia, and trials are being conducted in Peru to determine the effectiveness of Shade Advantage WP on bananas.

Employees

The Company currently has three full-time employees. We currently anticipate hiring additional employees for the Company’s production operations, subject to sufficient funding, if our products development and distribution programs continue to expand. The Company currently relies on USMC to provide the Company’s mining services.

Outside services, relating primarily to agricultural market research and product development, and the development and application of SCMs, as well as other technical matters related to product development and branding activities, will be provided by various independent contractors.

Competition in the Agricultural Sector

Major competitors with our agricultural products include:

●	PureShade with Calcium Carbonate: manufactured by Novasource, a division of the Tessenederlo Group.

●	Surround: A kaolin-clay-based sun protectant manufactured by Novasource, a division of the Tessenderlo Group.

●	BioFlora: a comprehensive agricultural products company based in Arizona.

●	Mesa Verde Humates, a division of Bio Huma Netics, a manufacturer of humate-based products based in New Mexico.

●	The Andersons Humic Solutions: A humic based products mining and manufacturing firm focused in the US Midwest, which produces highly competitive organic products which are sold and distributed throughout the United States.

Agricultural Industry Overview

The Company’s current product, Shade Advantage WP, is a sun-protectant for various crops such as walnuts, watermelons, citrus, tomatoes, apples, cherries, and more. Under development is a number of organic products that will be classified as soil amendments. The overview below shows the size and scope of the crops that could potentially use products that we develop.

The Company’s agricultural products are primarily sold in the California market. According to the California Department of Food and Agriculture, in 2019 (the latest year for which statistics are available) California’s farms and ranches received more than $50 billion in cash receipts for their output. According to the University of California, Davis, Agricultural Issues Center. California agricultural exports totaled $21.7 billion in 2019. Top commodities for export included almonds, pistachios, dairy and dairy products, wine and walnuts. California organic product sales totaled more than $10.4 billion in 2019and organic production encompassed over 2.5 million acres in California, which is the only state with a USDA National Organic Program.

According to the California Department of Food and Agriculture, in its 2019 Crop year report, over a third of the country’s vegetables and two-thirds of the country’s fruits and nuts are grown in California. California’s top-10 valued commodities for the 2019 crop were:

●	Dairy Products, Milk — $7.34 billion

●	Almonds — $6.09 billion
●	Grapes — $5.41 billion
●	Cattle and Calves — $3.06 billion
●	Strawberries — $2.22 billion
●	Pistachios — $1.94 billion
●	Lettuce — $1.82 billion
●	Walnuts — $1.29 billion
●	Floriculture — $1.22 billion
●	Tomatoes — $1.17 billion

Construction Industry Overview

We are developing SCMs for the construction material markets, particularly the cement markets.

Domestic Production and Use:

According to the United States Geological Survey in a 2020 Mineral Commodity Summary, in 2019, U.S. portland cement production increased by 2.5% to 86 million tons, and masonry cement production continued to remain steady at 2.4 million tons. Portland cement is the most common type of cement in general use around the world as a basic ingredient of concrete, mortar, stucco, and non-specialty grout. Cement was produced at 96 plants in 34 States, and at 2 plants in Puerto Rico. U.S. cement production continued to be limited by closed or idle plants, underutilized capacity at others, production disruptions from plant upgrades, and relatively inexpensive imports.

In 2019, sales of cement increased slightly and were valued at $12.5 billion. Most cement sales were to make concrete, worth at least $65 billion. In 2019, it was estimated that 70% to 75% of sales were to ready-mixed concrete producers, 10% to concrete product manufactures, 8% to 10% to contractors, and 5% to 12% to other customer types. Texas, California, Missouri, Florida, Alabama, Michigan, and Pennsylvania were, in descending order of production, the seven leading cement-producing states and accounted for nearly 60% of U.S. production.

Construction spending decreased in 2019, due to a decline in private residential and nonresidential spending. Cement shipments into North Carolina and South Carolina increased due to reconstruction following a hurricane in 2018. The leading cement-consuming states were Texas, California, and Florida, in descending order by tonnage.

Most portland cement is used to make concrete, mortars, or stuccos, and competes in the construction sector with concrete substitutes, such as aluminum, asphalt, clay brick, fiberglass, glass, gypsum (plaster), steel, stone, and wood. Certain materials, especially fly ash and ground granulated blast furnace slag, develop good hydraulic cementitious properties by reacting with lime, such as that released by the hydration of portland cement. Where readily available (including as imports), these SCMs are increasingly being used as partial substitutes for portland cement in many concrete applications and are components of finished blended cements.

Competition in the Construction Materials Sector

Potential competitors in the SCM space include other kaolin producers that are located in the eastern U.S. (predominantly Georgia), including BASF, Thiele Kaolin Company, Active Minerals, Burgess Pigment, Imerys, and KaMin. Other potential competitors include fly ash distributors (primarily Boral), and existing coal burning power plants (which produces fly ash as a byproduct of energy production.)

Currently in the western U.S., there are coal burning plants in Nevada, Oregon, and Washington. There are coal burning plants in Mexico and India from which fly ash can be imported. Other potential competitors are steel mills from which slag is produced as a byproduct of production (which is also a material that can replace fly ash.)

Newer technology could produce further competition, such as CO2-entrained concrete products that are produced by companies like Carbon Cure, a new company that has received significant investments by Bill Gates, Microsoft, Amazon, and others.

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

We may not be able to obtain permits required for our projects in a timely manner, on reasonable terms, or at all. If we, or our third-party suppliers, cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties or those of third party suppliers could be adversely affected.

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

Future regulations are unknown but expected to occur. The new U.S. Administration has rejoined the Paris Climate Accord and placed further restrictions on carbon-emitting activities. Future restrictions and higher standards could negatively impact our ability to bring new products to market, as well as bring new opportunities for products that can reduce cO2 emissions.

In addition, developing mining sites requires mitigation of long-term environmental impacts by stabilizing, contouring, re-sloping, and revegetating various portions of a site. While a portion of the required work can be performed concurrently with developing the property, completion of the environmental mitigation occurs once removal of all materials and facilities has been completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies. The mining developer must ensure that all necessary cash deposits and financial resources to cover the estimated costs of such reclamation as required by permit are made.

We intend that any exploration and development of mining projects by the Company will be conducted in substantial compliance with federal and state regulations and be consistent with the need to remediate any environmental impact.

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

In California, for example, the task of regulating the registration processes is carried out by the California Department of Food and Agriculture (“CDFA”). There are some activities within the regulatory process that are executed by recognized and licensed private entities such as chemical laboratories and certifying laboratories. In some instances, in accordance with various international treaties, some of bilateral and some by regional structures (European Union, etc.) and some governmental and private organizations are recognized and licensed to play particular roles in certifying and/or in the certifying processes.

Currently we have one product fully registered as an organic plant protectant: PureBase Shade Advantage WP. The WP stands for Wettable Powder which means the powder goes into suspension when mixed with water. We have registration certificates for this product in several states including California and Washington. Our product is currently registered in the US and California as agricultural products.

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

Risks Related to Our Business

The Company is a development stage company which makes the evaluation of its future business prospects difficult.

The Company changed its business focus to its current business of developing agricultural and natural resources as a result of a reorganization with its wholly owned subsidiary PureBase Ag which occurred in December 2014, and only commenced selling its agricultural products during 2017 and has not yet achieved profitable operations. In 2019, the Company began developing a SCM for the construction materials market. Final testing for two SCM products have been submitted to the California Department of Transportation for inclusion on its Approved Materials List.

Our recent operating history makes evaluation of our future business and prospects difficult. The Company’s success is dependent upon the successful development of suitable mineral projects, establishing its production capability and establishing a customer base for its agricultural products. Any future success will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include changes in or increased levels of competition; the availability and cost of bringing mineral projects into production; the amount of agricultural and/or natural resources available and the market price of and the uses for such minerals. These factors may have a material adverse effect upon our business operating results and financial condition.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our audited consolidated financial statements as of November 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. For the fiscal year ended November 30, 2020, we had a loss from operations of approximately $1,172,000 and negative cash flows from operations of approximately $1,265,000. We anticipate that we will continue to incur operating losses as we execute our development plans for 2021, as well as other potential strategic and business development initiatives. In addition, we expect to have negative cash flows from operations, at least into the near future. We have previously funded and plan to continue funding these losses primarily through the sale of equity and debt. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There can be no assurance that we will be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital for the foreseeable future in order to continue operations and realize our business plans, the failure of which could adversely impact our operations.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses and financing costs. As of November 30, 2020, we had liabilities of $1,937,014 and a working capital deficiency of $1,792,674. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We will need to grow the size and capabilities of our company, and we may experience difficulties in managing this growth.

If and when our marketing plans and business strategies develop, we may need to recruit additional managerial, operational, sales and marketing, financial, IT and other personnel. Future growth will impose significant added responsibilities on management which may divert a disproportionate amount of management’s attention away from day-to-day activities to devote a substantial amount of time to managing these growth activities.

We depend on third parties for services.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on advisors and consultants to provide certain services. There can be no assurance that the services of these independent advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our business operations may be interrupted. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our company by hiring new employees and expanding our consultants and contractors, we may not be able to successfully implement the tasks necessary to achieve our marketing, research, development, and expansion goals, and we may face loss and be liable for deficiencies in service caused by the lack of capable personnel or errors made by third parties.

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

Our officers and directors are able to control the Company.

Our officer and directors and their affiliates control the vast majority of common stock of our company. As a result, they have significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

Raising funds through debt or equity financings in the future, would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We hope to raise additional funds in debt or equity financings if available to us on terms we believe reasonable to provide for working capital, mining development and production programs, expansion of our marketing efforts or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock and such debt instruments may contain negative covenants restricting corporate actions which could have an adverse effect on the rights and the value of our common stock and our operations.

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

The Company’s business plan is based on current development costs and current prices of the natural resources being developed or purchased by the Company. However, the price of minerals can be very volatile and subject to numerous factors beyond our control including industrial and agricultural demand, inflation, the supply of certain minerals in the market, and the costs of mining, refining and shipping of the minerals. Since the Company will be obtaining all of its minerals from third party suppliers, any significant increase in the price of these natural resources will have a materially adverse effect on the results of the Company’s operations unless it is able to offset such a price increase by implementing other cost cutting measures or passing such increases on to its customers. While the Company has attempted to secure stable pricing and supply pursuant to its agreement with USMC, there is no assurance that the Company will not incur future price increases or supply shortages of its raw materials.

We may lose rights to properties if we fail to meet payment requirements or development and/or production schedules.

We expect to acquire rights to some of our mineral properties from leaseholds or purchase mining rights that require the payment of royalties, rent, minimum development expenditures or other installment fees or specified expenditures. If we fail to make these payments/expenditures when they are due, our mineral rights to the property may be terminated. This would be true for any other mineral rights which require payments to be made in order to maintain such rights. Some contracts with respect to mineral rights we may acquire may require development or production schedules. If we are unable to meet any or all of the development or production schedules, we could lose all or a portion of our interests in such properties. Moreover, we may be required in certain instances to pay for government permitting or posting reclamation bonds in order to maintain or utilize our mineral rights in such properties. Because our ability to make some of these payments is likely to depend on our ability to generate internal cash flow or obtain external financing, we may not have the funds necessary to meet these development/production schedules by the required dates which would result in our inability to use the properties.

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

During fiscal 2020 we established a customer base and distribution system for our agricultural products but have experienced a decrease in sales. However, we are now engaged in promoting sales and marketing in an effort to increase the sales revenue of our agricultural products to customers and through the distribution system. To date, we have one long term supply contract for our minerals and agricultural products with USMC. We have not yet entered into any agreements for the purchase of our minerals or SCM products nor have we established a distribution system to deliver our minerals and SCM products to customers. Our inability to attract additional customers for our agricultural products, to deliver products in a time and cost-effective manner or develop our SCM business would have an adverse effect on the growth of our business.

Mineral exploration and mining are highly regulated industries.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We strive to verify that projects currently owned or being considered, are currently operating or can be operated in substantial compliance with all known safety and environmental standards and regulations applicable to such mining properties and activities. We also seek suppliers and service providers, such as USMC, who we believe are operating in substantial compliance with all safety and environmental standards and regulations applicable to such mining properties and activities. However, there can be no assurance that our compliance efforts regarding our own properties would not be challenged or that future changes in federal or state laws, regulations or interpretations thereof will not have a material adverse effect on our ability to establish and sustain mining operations of our own properties or adversely affect the mining properties of our suppliers or service providers.

Certain of our current and proposed products will require certifications before being suitable for intended purposes.

Some of our agricultural products and our SCM’s will require certain certifications before being suitable for labeling and usage. For example, our SCM must be certified by the California Department of Transportation to meet certain strength standards to be certified for use in large government projects. Similarly, our agricultural products must be certified under US Department of Agriculture (“USDA”) and California Department Of Food and Agriculture (“CDFA”) specifications and properly labeled. While the Company has certified one of its agricultural products under USDA and CDFA specifications and is currently working with various laboratories and agencies to acquire future certifications, there is no assurance that future certifications will be obtained.

We incur increased costs as a result of being a public company.

We are a public “reporting company” with the Securities and Exchange Commission (“SEC”). As a public reporting company, we incur significant legal, accounting, reporting and other expenses not generally applicable to a private company. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) as well as other rules implemented by the SEC. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

The outbreak of the COVID-19 coronavirus could continue to negatively impact our business and the global economy. In addition, the COVID-19 pandemic could negatively impact our ability to obtain financing when required.

The COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, consultants, suppliers, customers, and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. While our operations have not been significantly affected by the COVID-19 pandemic, there can be no assurance that this trend will continue. COVID-19 has had an adverse impact on global economic conditions, which could impair our ability to raise capital when needed.

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

Our securities are quoted on the OTCQB, which may not provide us as much liquidity for our investors as an exchange, such as the NASDAQ Stock Market or other national or regional exchanges.

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

In addition, the securities markets have, at times, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

Sarbanes-Oxley, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange, the Amex Equities Exchanges and NASDAQ, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ. Because we will not be seeking to be listed on any of the exchanges in the near term, we are not presently required to comply with many of the corporate governance provisions. We do not currently have independent audit or compensation committees. Until then, the directors who are part of management have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

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

We may, in the future, issue additional shares of common stock, which would reduce the percent of ownership held by current stockholders.

Our Articles of Incorporation authorizes the issuance of 520,000,000 shares of common stock of which as of March 16, 2021, 214,950,751 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

In recent years, there have been several changes in laws, rules, regulations, and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Sarbanes-Oxley and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. Compliance may result in higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Compliance with new rules may make it more difficult to attract and retain directors.

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

We have reported material weaknesses in internal controls in the past.

We have reported material weaknesses in internal controls over financial reporting as of November 30, 2020, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

Section 404 of Sarbanes-Oxley requires us to evaluate the effectiveness of our internal control over financial reporting every quarter and as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer, and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in the conditions or deterioration in the degree of compliance with policies or procedures may occur. Because the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office Facilities

The Company’s principal offices are located at 8631 State Highway 124 Ione, California 95640. The office space is leased from USMC for $1,500 per month. A. Scott Dockter, our President, and Chief Executive Officer, and John Bremer, a director own USMC.

Mineral Properties and Interests

Company Right to Acquire Properties

Snow White Mine in San Bernardino County, CA

On November 28, 2014 U.S. Mining and Minerals Corporation, a Nevada company, sold its fee simple property interest and certain mining claims relating to its Snow White Mine property to USMC for a purchase price of $650,000. On December 1, 2014, USMC assigned its rights to the Company pursuant to an Assignment of Purchase Agreement at which time the Company paid a $50,000 down payment to US Mining and Minerals Corporation. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement and the obligation to pay the remaining $600,000 of the purchase price. There was a delay in the original seller, Joseph Richard Mathewson, in receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. Considering the foregoing and upon the payment of an additional $25,000 (which was advanced by John Bremer), the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer acquired the property on October 15, 2015 for the remaining purchase price balance of $575,000. During the year ended November 30, 2017, USMC agreed to offset the $75,000 deposit against money owed to USMC. As a result, the purchase price to be paid to Mr. Bremer is $650,000. Upon payment by the Company of $650,000 plus expenses incurred while holding the Snow White property, title to the property will be transferred to the Company. Mr. Bremer has permitted the Company to continue its exploration on the property. The mining claims require a minimum royalty payment of $3,500 per year.

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

On September 5, 2019, the Company discontinued all mining related activities at the Snow White Mine property. On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Family Trust (the “Trust”) pursuant to which the Company will purchase the Snow White Mine property and all mineral rights for $836,000, with interest of 5% per annum, with the closing to occur within two years. As of the date of this Annual Report, the Company has not closed the purchase.

PureBase Ag Properties

Placer Mining Claims USMC 1-50

On July 30, 2014 PureBase Ag entered into a Placer Claims Assignment Agreement pursuant to which A. Scott Dockter and Teresa Dockter assigned their rights to certain Placer Mining Claim Notices filed and recorded with the BLM relating to 50 Placer mining claims identified as “USMC 1” thru “USMC 50” (the “USMC Placer Claims”) for which PureBase Ag issued 12,118,000 shares of its common stock to A. Scott Dockter and Teresa Dockter in exchange for these mining rights.

The Placer Mining Claims is a placer claims resource covering 1,145 acres of mining property located in Lassen County, California and in an area known as the “Long Valley Pozzolan Deposit”. PureBase Ag holds non-patented mining rights to the property consisting of contiguous placer claims within the boundaries of a known and qualified Pozzolan deposit. This property can be accessed at multiple entry points. At the northern portion of the property at the intersection of Highway 70 and Highway 395 there is a paved entrance that leads to an off-road entry to the claims area. At the southern end of the property there is a paved entry off the Highway that leads to an off-road entry to the site. Approximately 6.5 miles north of the California and Nevada state line is this southern paved Highway entrance that also permits access to the property. These claims are situated on federal BLM land requiring annual maintenance payments to the BLM and annual filings of intent to hold and affidavit assessment work. There is no expiration date on ownership of the leases as long as the annual payments are made and the annual filings are completed. They are both current. There have been no previous operators at these claim locations, consequently no improvements have been made. There is no equipment present at the claims location. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

On September 5, 2019, the Company discontinued all mining and related activities at the Long Valley property. As a result, the claims have reverted back to the BLM.

Federal Mineral Preference Rights Lease in Esmeralda County, Nevada

On October 6, 2014, PureBase Ag entered into an Assignment of Lease from USMC pursuant to which PureBase Ag acquired the rights to a Preference Rights Lease granted by the BLM covering approximately 2,500 acres of land located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada (the “Esmeralda Project”). In exchange for the Assignment of Lease, PureBase Ag assumed the obligation to pay all future annual lease payments of $7,503 and all other ongoing fees and expenses relating to the development of the Esmeralda Project.

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

The current operation is an open pit mine site which is fully permitted and partially developed. The total allowed disturbed acreage for the existing and approved reclamation plan is 14.45 acres. The site entrance is located approximately 10 miles south of Highway 95/6 on Highway 265 on the east side of the Highway. The mine site location is 3.4 miles of unpaved road from the Highway. The existing site equipment consists of a 40’ storage container, an 8,000 gallon water tank and portable single axle truck scale. Pit development has begun and rectified drawings have been recorded to the existing site disturbance. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

According to records publicly available, the property is known to contain large amounts of altered volcanic tuff composed of Alunite, K-Alum, Jarosite, Gypsum, Native Sulfur and K-feldspar. The geology of the area around the mine site includes deposits of potassium and sulfur described as being in an elongated dike like or neck like mass of rhyolite having the appearance of being intrusive into gently folded white and red sedimentary rhyolitic tuffs of Tertiary age. Sulfur occurs in this area as irregular seams and blebs in altered Tertiary sedimentary rocks and welded tuffs (Albers and Stewart 1972). The area has been mapped as Tertiary Esperanza Formation. Much of the area is covered with quaternary alluvium partially obscuring the relationships of the underlying rocks. It appears that these fumarolic deposits are related to plutonic outcrops in the area, specifically the Weepah Hills Pluton.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, there are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

On September 21, 2016, the Company terminated its employment agreement with its then President, David Vickers (“Vickers”). Subsequently, Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company (collectively, the “Vicker Claims”). On April 14,2017, Vickers served the Company with a demand for arbitration of the Vicker Claims before the Judicial Arbitration and Mediation Services, Inc. On June 5, 2018, the parties participated in a voluntary mediation but were unable to reach a resolution. An arbitration hearing was held on August 6, 2019 to August 8, 2019. An interim-preliminary decision was rendered in connection with the arbitration however, a final award was not determined and judicial proceedings were not initiated. On June 25, 2020, the parties entered into a written settlement agreement pursuant to which the Company agreed to pay Vickers the sum of $580,976, including interest of $13,079, (the “Settlement Sum”) in exchange for a general release of all Vicker Claims and a covenant to forebear all litigation against Company. The Company timely paid the Settlement Sum and the case was terminated effective November 25, 2020.

On July 8, 2020, our former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum amount of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019 in the normal course, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the early stages of arbitration. An arbitration hearing date has not yet been assigned.

On August 30, 2018 the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) in the United States District Court for the District of Arizona (Case # CV-18-2756-PHX-DJH) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product PureBase Shade Advantage. The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a settlement agreement and release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement the Company agreed, among other requirements for dissemination of information with its product, to make various changes to the packaging of its Purebase Shade Advantage products relating to the visual representation of the product’s names. Under the Settlement Agreement, each party fully released the other party from all existing claims and liabilities. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. Trial is scheduled for seven days beginning June 21, 2021.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements  LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings(Case # 19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in settlement negotiations.

The Company has appropriately accrued for all potential liabilities as of November 30, 2020.

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

The Company and its mining service provider, USMC, as natural resource mining operators, will be required to report certain mine safety violations or other regulatory matters as mandated by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K. There are currently no such violations or regulatory matters to report.

Since the Company has only conducted limited mining operations, only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company’s remaining mining projects have not been inspected by MSHA. The Company or its project operators have not received any citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities during the year ended November 30, 2020.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “PUBC.” On March 15, 2021, the closing price of our common stock reported by the OTCQB was $0.09 per share.

Holders of Common Stock

As of March 16, 2021, there were 88 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of November 30, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	50,000	$0.12	9,950,000

Equity compensation plans not approved by security holders (2)	500,000	$3.00	-

(1)	Represents options to purchase 50,000 shares of the Company’s common stock granted to a consultant for services provided under the 2017 Stock Option Plan.

(2)	Represents (i) options to purchase 300,000 shares of the Company’s common stock granted to Al Calvanico, our former Chief Financial Officer, for services as a chief financial officer provided to the Company, (ii) options to purchase 200,000 shares of the Company’s common stock granted to Jim Bennett, a former employee, for services rendered to the Company, and (iii) options to purchase 50,000 shares of the Company’s common stock granted to Gary Gilliand, for consulting services provided to the Company.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On April 15, 2020, the Company issued four-year options to purchase 200,000 shares of its common stock with an exercise price of $0.10 per share to two advisory board members. Shares subject to the option vest and become exercisable on the first anniversary of the date of grant.

On June 2, 2020, the Company granted a five-year immediately exercisable option to a consultant to purchase 100,000 shares of its common stock with an exercise price of $0.10 per share.

On July 7, 2020, the Company granted a five-year option to purchase 45,000 shares of its common stock with an exercise price of $0.10 per share to a consultant. Shares subject to the option vest and become exercisable on the first anniversary of the date of grant.

On September 9, 2020, the Company issued 100,000 shares of common stock to a consultant pursuant to an investment banking agreement for financial and banking services rendered to the Company.

On September 18, 2020, the Company issued a four-year option to purchase an aggregate of 100,000 shares of its common stock with an exercise price of $0.099 per share to an advisory board member.  Shares subject to the option vest and become exercisable on the first anniversary of the date of grant.

On October 12, 2020, the Company issued a four-year option to purchase an aggregate of 100,000 shares of its common stock with an exercise price of $0.099 per share to an advisory board member. Shares subject to the option vest and become exercisable on the first anniversary of the date of grant.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date of this Annual Report. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. You should read this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

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

Overview

The Company is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. In addition, the Company intends to focus on identifying and developing other advanced stage natural resource projects in support of its agricultural business. The Company’s business is currently divided into two divisions: PureBase Ag to develop agricultural specialized fertilizers, minerals and biostimulants for organic and sustainable agriculture and USAM which will be focused on developing construction sector related products, primarily supplementary cementitious materials (“SCM’s”) based on kaolin clay.

Results of Operations

Comparison of the Year Ended November 30, 2020 to the Year Ended November 30, 2019

	2020	2019	Variance
Revenue, net	$169,410	$361,930	$(192,520)

Operating Expenses:
Selling, general and administrative	1,427,288	1,498,961	(71,673)
Product fulfillment	77,465	212,949	(135,484)
Loss on impairment of mineral rights	200,000	-	200,000
Operating loss	(1,535,343)	(1,349,980)	185,363
Other income (expenses)	30,186	(1,783,443)	1,813,629
Loss before income taxes	$(1,505,157)	$(3,133,423)	$1,626,266

Revenues

Revenues decreased by $192,520, or 53%, for the year ended November 30, 2020, as compared to the year ended November 30, 2019. The decrease is primarily attributable to the Company not selling any sulfate products from its Esmeralda mine during the year ended November 30, 2020.

Operating Expenses

Total operating expenses decreased remained relatively consistent as compared to the year ended November 30, 2019, decreasing by $7,157, or 0%. Selling, general and administrative remained relatively consistent as compared to the year ended November 30, 2019, decreasing by $71,673, or 5%.

Product fulfillment, exploration and mining expenses decreased by $135,484, or 64%, for the year ended November 30, 2020, as compared to the year ended November 30, 2019. The decrease is primarily attributable to a decrease in product purchases related to the Company not selling any sulfate products from its Esmeralda mine during the year ended November 30, 2020.

Loss on impairment of mineral rights increased by $200,000, or 100%, for the year ended November 30, 2020, as compared to the year ended November 30, 2019. The increase is attributable to the Company deeming the mineral rights asset to be fully impaired at November 30, 2020.

Other Income (Expenses)

Other income (expense) increased by $1,613,629, or 90%, for the year ended November 30, 2020, as compared to the year ended November 30, 2019, primarily due to the loss on conversion of related party debt of $1,230,964 during the year ended November 30, 2019.

Liquidity and Capital Resources

As of November 30, 2020, we had cash on hand of $7,450 and a working capital deficiency of $1,792,674, as compared to cash on hand of $8,400 and a working capital deficiency of $946,405 as of November 30, 2019. The increase in working capital deficiency is primarily a result of the increase in the due to affiliated entities of $1,091,158. This increase was offset by a decrease in settlement liability of $75,000.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with cash advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern. Management cannot guarantee any potential debt or equity financing will be available, or if available, on favorable terms. Any additional equity financing may dilute the share ownership of current stockholders and debt financing may contain negative covenants regarding certain corporate actions. The Company currently does not have any agreements or arrangements for additional financing. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Going Concern

The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through November 30, 2020, of approximately $12,729,000, as well as negative cash flows from operating activities and a working capital deficiency. Presently, the Company does not have sufficient cash resources to meet its debt obligations for the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company, as well as the needs of its existing subsidiaries and general and administrative expenses. There can be no assurance that the Company will be successful with its fund-raising initiatives. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	November 30,	November 30,
	2020	2019
Current assets	$15,340	$30,416
Current liabilities	1,808,014	976,821
Working capital deficiency	$(1,792,674)	$(946,405)

The decrease in current assets is primarily due to the decrease in accounts receivable of $14,563. The increase in current liabilities is primarily due to the increase in the due to affiliated entities of $1,091,158 and the recording of new settlement liability of $400,000. This increase was offset by a decrease in old settlement liability of $475,000.

Cash Flows

	Year Ended November 30,
	2020	2019
Net cash used in operating activities	$(1,265,328)	$(550,894)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	1,264,378	551,013
Increase (decrease) in cash	$(950)	$119

Operating Activities

Net cash used in operating activities was $1,265,328 for the year ended November 30, 2020 and was primarily due to the net loss of $1,505,157 which was partially offset by non-cash expenses of approximately $263,000.

Net cash used in operating activities was $550,894 for the year ended November 30, 2019 and was primarily due to the net loss of $3,133,423, partially offset by accounts payable and accrued expenses of approximately $718,000, non-cash expenses of approximately $162,000 related to the issuance of common and stock based compensation, $1,230,964 in losses on conversion of related party debt and payables, and the payment of a settlement liability of $475,000.

Financing Activities

For the year ended November 30, 2020, net cash provided by financing activities was $1,264,378, of which $1,091,158 was advances from related parties and $178,000 was raised in connection with the sale of convertible debt.

For the year ended November 30, 2019, net cash provided by financing activities was $551,013, of which approximately $596,000 was advances from related parties which was offset by $44,500 in payments to officers in connection with outstanding notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the fiscal year ended November 30, 2020. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities;

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted beginning on December 1, 2018, utilizing the modified retrospective method. The approach was applied to contracts that were in process as of December 1, 2018. The reported results for the fiscal year 2019 reflect the application of ASC topic 606.

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

Exploration Stage

In accordance with GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred.

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

Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the year ended November 30, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of November 30, 2020 due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management and the Company’s consolidated subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of November 30, 2020 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Continue to search for and evaluate qualified independent outside directors;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

We have engaged a third-party financial operations consulting firm to assist with the preparation of SEC reporting.

On January 21, 2021, Michael Fay was appointed as the Company’s Chief Financial Officer and as the Company’s Principal Financial and Accounting Officer for SEC reporting purposes.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt smaller reporting companies from this requirement.

Changes in Internal Control Over Financial Reporting

Other than described above there have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Position	Since
A. Scott Dockter	64	Chief Executive Officer, President and Director	2014
Michael Fay	62	Chief Financial Officer	2021
John Bremer	71	Director	2014
Jeffrey Guzy	69	Director	2020

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

A. Scott Dockter – Chief Executive Officer and President and Director

A Scott Dockter has been Chief Executive Officer and a director of the Company since September 24, 2014, Chief Financial Officer from May 24, 2019 to January 21, 2021, and President and a Director of PureBase Ag since January 22, 2014. Mr. Dockter has also served as the Chief Executive Officer and a Director of USMC since 2012. Mr. Dockter was also a Manager-Member of USAM from its inception in June 2013 until its acquisition by PureBase Ag on November 24, 2014, and continues to serve as its Chief Executive Officer. Mr. Dockter is also a Manager-Member of US Mine, LLC, a Nevada limited liability company, which owns a 3,306 - acre mining property located in Ione, California. From July 2010 to June 2012, Mr. Dockter served as Chief Executive Officer, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the United States, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has had comprehensive involvement in all aspects of the mining business, including exploration, permitting, mine development, construction, financing, operations, asset acquisitions, and marketing and sales. His experience covers a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals.

Mr. Dockter’s significant experience relating to operational management, industry expertise, and as Chief Executive Officer of the Company led to his appointment as a director of our company.

Michael Fay – Chief Financial Officer

Michael Fay has been Chief Financial Officer of the Company since January 21, 2021. Mr. Fay has a background in all aspects of private and public accounting. From March 2017 through December 2020, Mr. Fay served as Chief Financial Officer of Hardesty LLC, a company that provides executive talent solutions for growing companies. Prior to that, from January 2015 through April 2017, Mr. Fay was Chief Financial Officer for Stalwart Power Inc., a company in the business of clean energy integration. Earlier in his career, Mr. Fay was employed as a Chief Financial Officer and Controller for a number of Silicon Valley and San Francisco based companies. Mr. Fay earned a BS in Mathematics and Computer Science in 1987 and an MS in Accounting in 1996, from California State University Hayward.

John Bremer – Director

John Bremer has been a director of the Company since December 24, 2014. Mr. Bremer was also appointed a director of PureBase Ag on February 5, 2015. Since February 20, 2014, Mr. Bremer has served as a director and President of USMC. Mr. Bremer was also a Manager-Member of USAM from its inception in June 2013 until its acquisition by PureBase Ag on November 24, 2014. Mr. Bremer is also a Manager-Member of US Mine, LLC which owns a 3,306 - acre mining property located in Ione, California. For the past 21 years Mr. Bremer has been the Chief Executive Officer of GroWest, Inc. a holding company with subsidiary companies in the heavy equipment rental and property development business in California. Mr. Bremer started his career teaching college level horticulture and soil science classes, opened and managed large mining operations for Riverside Cement and California Portland Cement Company and has worked with cement producers including to help design material input methodologies to reduce nitrogen oxide emissions from calcining cement. Mr. Bremer also developed a large organic composting operation in Riverside County, California which he sold to Synagro Technologies, Inc., currently part of The Carlyle Group. Mr. Bremer has been involved in property development in Riverside County and Napa Valley in California including permitting processes. Mr. Bremer earned his Bachelor’s degree in Agri-Business from California State Polytechnic University, Pomona, California.

Mr. Bremer was appointed to the Board because of his industry experience.

Jeffrey Guzy – Director

Jeffrey Guzy has been a director since April 8, 2020. Mr. Guzy is the chairman of the Audit and Compensation Committees. Mr. Guzy also currently serves as director of the following public companies: Leatt Corporation and Capstone Companies. In the past five years, Mr. Guzy has served as a director of Brownie’s Marine Group Inc. and Life on Earth, Inc. Mr. Guzy held executive positions at several large international companies, including Loral Space, Sprint International, Verizon and IBM. Mr. Guzy founded and has served as Executive Chairman, President and Chief Executive Officer at CoJax Oil & Gas Corporation since 2017. Mr. Guzy served as Chief Executive Officer for Central oil & Gas Corp. of America from 2013 through 2020. Mr. Guzy has also founded Facilicom International, Inc. Mr. Guzy has also served as an Executive Manager of Business Development to several telecom companies including Bell Atlantic Corp. Mr. Guzy received an MBA from the Wharton School of Business at the University of Pennsylvania, an MS in Systems Engineering from the University of Pennsylvania, and a BS in Electrical Engineering from Pennsylvania State University.

Mr. Guzy was appointed to the Board because of his business acumen as well as his business development experience.

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

The Company does not have a nominating committee.

Compensation Committee

The Company has a Compensation Committee currently consisting of Jeffrey Guzy. The Compensation Committee initially determines matters relating to executive officer compensation, issuances of stock options and other compensatory matters. The Compensation Committee will then make recommendations to the Board of Directors, who will then participate in discussions concerning executive officer compensation, issuances of stock options and other compensatory matters. The Compensation Committee did not meet during the fiscal year ended November 30, 2020. The Compensation Committee’s charter has been included as an Exhibit to this Annual Report.

Audit Committee

The Company has an Audit Committee currently consisting of Jeffrey Guzy. The Audit Committee is responsible for: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditor and any outside advisors engagement by the audit committee. The Audit Committee did not meet during the fiscal year ended November 30, 2020. The Audit Committee’s charter is currently in the process of being approved by the Board.

Our board has determined that Mr. Guzy is the “Audit Committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Compensation of Directors

During the year ended November 30, 2020, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

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

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended November 30, 2020, the Reporting Persons timely filed all such reports except that (i) Jeffrey Guzy did not file a Form 3 disclosing his appointment as a director on April 8, 2020, his ownership of 160,000 shares of the Company’s common stock, and the grant for an option to purchase 250,000 shares of the Company’s common stock, and (ii) each of A. Scott Dockter and John Bremer did not file a Form 4 disclosing their indirect beneficial ownership of 1,112,500 shares of common stock issuable under convertible notes issued to USMC.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to, earned by or paid to our Chief Executive Officer (the “Named Executive Officer”). No other executive officer received compensation in excess of $100,000 during the year ended November 30, 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
A. Scott Dockter,	2020	120,000	(1)	-	-	-	-	-	-	120,000
Chief Executive Officer, President and Director	2019	106,400	(2)	-	-	-	-	-	-	106,400

(1)	Does not include $4,698 of accrued but unpaid salary which was paid in December 2020. Includes $4,615 of salary which was accrued but unpaid in the year ended November 30, 2019.

(2)	Does not include $4,615 of accrued but unpaid salary which was paid in December 2019.

Employment Agreements

The Company does not have any employment agreements with its executive officers.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Outstanding Equity Awards

The Company has no outstanding equity awards made to our Named Executive Officer that were outstanding as of November 30, 2020.

2017 Stock Option Plan

The Board of Directors approved the Company’s 2017 Stock Option Plan (the “2017 Plan”) on November 10, 2017, and the Company’s stockholders approved the 2017 Plan on November 10, 2017. The 2017 Plan provides for stock-based and other awards to the Company’s employees, consultants and directors.

The maximum number of shares of our common stock that may be issued under the 2017 Plan is 10,000,000 shares, which may be replenished and will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2018, and ending on (and including) January 1, 2026, in an amount equal to the greater of (i) 10% of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (ii) 10,000,000 shares. As of the date of this Report, 9,950,000 shares of the Company’s common stock are available for issuance under the 2017 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 16, 2021, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) the Named Executive Officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o PureBase Corporation, 8625 Highway 124, Ione, California 95640. The percentages below are calculated based on 214,950,751 shares of common stock issued and outstanding as of March 16, 2021.

5% Shareholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
US Mine Corporation (1) 8625 Highway 124 Ione, California 95640	67,651,078	(2)	31.3%
Baystreet Capital Management Corp (3) 2 Woodgreen Place Toronto, Ontario, Canada M4M2J2	21,338,800	(4)	9.9%
Bremer Family 1995 Living Family Trust (5) 1660 Chicago Avenue Riverside, California 92506	40,163,000		18.6%

Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
A. Scott Dockter	44,665,932	(6)	20.8%
John Bremer	40,163,000	(7) (8)	18.6%
Michael Fay	-		-
Jeffrey Guzy	410,000	(9)	-
Directors and Officers as a Group (4 persons)	85,238,932		39.6%

(1)	A. Scott Dockter, Chief Executive Officer and a director, and John Bremer, President and a director, of USMC are both 33% owners and share voting and dispositive power over the shares held by USMC.

(2)	Includes 1,112,500 shares convertible under a promissory note.

(3)	Todd Gauer, President of Baystreet Capital Management Corp. (“Baystreet”) has sole voting and dispositive power over the shares held by Baystreet.

(4)	Includes 168,000 shares owned by Bayshore Capital, LLC, an affiliate through common ownership of Baystreet Capital Management Corp.

(5)	John Bremer, as executor of the Bremer Family 1995 Living Family Trust, has voting and dispositive power over the shares held by the Bremer Family 1995 Living Family Trust.

(6)	Excludes 22,550,359 shares held by USMC over which Mr. Dockter has 33% voting and dispositive power.

(7)	Represents 40,163,000 shares owned by the Bremmer Family 1995 Living Family Trust of which mr. Bremer, as trustee has sole voting and dispositive power.

(8)	Excludes 22,550,359 shares held by USMC over which Mr. Bremer has 33% voting and dispositive power.

(9)	Includes currently exercisable options to purchase 250,000 shares.

Changes in Control Agreements.

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below, since December 1, 2018, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, more than 5% of our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

The Company utilizes the services of its affiliate, USMC, for exploration services and other services. Since December 31, 2018, all Company purchases, including all minerals utilized by the Company, where made from USMC. A. Scott Dockter, the Chief Executive Officer and a director of the Company, and John Bremer, a director of the Company, are also officers, directors and controlling shareholders of USMC.

The following tables outline the related parties associated with the Company and amounts due for each period indicated:

Name of Related Party	Relationship with the Company
US Mine Corporation	10% shareholder
Bayshore Capital Advisors, LLC	Affiliate of 10% Shareholder
A. Scott Dockter	Chief Executive Officer
Bremer Family 1995 Living Family Trust	10% shareholder

	November 30, 2020	November 30, 2019
US Mine Corporation – Convertible Notes and Interest, Expenses Paid, and Cash Advances	$1,272,612	$-
A. Scott Dockter – Promissory Note, Principal and Interest	$160,617	$168,207
Bayshore Capital Advisors, LLC – Promissory Note, Principal and Interest	$32,146	$27,630

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and a company owned by A. Scott Dockter, our President and Chief Executive Officer, and a director, and John Bremer, a director, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $0 and $142,210 were rendered by USMC for the fiscal years ended November 30, 2020 and 2019, respectively. The Company has paid USMC an aggregate of $153,710 since December 1, 2018, under the mining agreement.

During the fiscal years ended November 30, 2020 and 2019, USMC paid $1,900 and $23,403, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $1,084,789 and $595,513, respectively. USMC has paid an aggregate of $324,823 of expenses to the Company’s vendors and made cash advances to the Company in the aggregate amount of $945,000 since December 1, 2018.

In connection with the acquisition of USAM by the Company, on November 24, 2014, the Company assumed a $1,000,000 promissory note with Craig Barto, a 33% owner of USMC. The note bears interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. During year ended November 30, 2019, the note was in default and the Company continued to have discussions with holder of the note to extend the note under the same terms and conditions to cure the default. Pursuant to the February 7, 2020 Amendment to the September 5, 2019, Debt Exchange Agreement, Mr. Barto assigned the note to USMC effective July 31, 2019. On  September 5, 2019, the Company entered into a Debt Exchange Agreement with USMC pursuant to which an aggregate of $5,988,471 of debt, including $1,000,000 of principal and $234,247 of unpaid interest, was converted to an aggregate of 66,538568 shares of the Company’s common stock at a conversion price of $0.09 per share.

On September 26, 2019, the Company entered into a Securities Purchase Agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured two-year promissory notes which are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. USMC purchased notes in the principal amounts of $20,000, $86,000, and $72,000 on December 1, 2019, January 1, 2019, and February 1, 2020, respectively.

In connection with the Snow White Mine property, owned by John Bremer, a director of the Company, the Company is required to make minimum royalty payments of $3,500 per year. The Company has made royalty payments in the aggregate amount of $10,400 to Mr. Bremer since December 31, 2018.

Board of Directors

On April 8, 2020, the Company issued a five-year option to Jeffrey Guzy, a director, to purchase 250,000 shares of its common stock with an exercise price of $0.10 per share.

Executive Officer

In connection with Michael Fay’s appointment as Chief Financial Officer of the Company, on January 21, 2021, the Company granted Mr. Fay a five-year stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.67 per share. The shares subject to the option will vest and became exercisable one year from the date of grant.

On August 31, 2017, the Company issued a promissory note in the principal amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company to consolidate total amounts of indebtedness due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the year ended November 30, 2020, the Company repaid $4,780 towards the balance of the note. As of November 30, 2020 and 2019, the principal balance due on this note is $127,816 and $132,596, respectively.

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a 6% promissory note in the principal amount of $25,000 to Bayshore Capital Advisors, LLC a 5% shareholder of the Company. The note was payable upon the earlier of August 26, 2016 or the closing of a bridge financing by the Company. The Company is in default on the note.

Director Independence

We believe that Jeffrey Guzy would be deemed “independent” under the applicable NASDAQ definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the aggregate fees billed to the Company for professional services rendered by Turner, Stone & Company, LLC (“TSC”) for the years ended November 30, 2020 and 2019:

	Years Ended November 30,
Services	2020	2019
Audit fees	$44,800	$87,250
Audit related fees	-	-
Tax fees	-	850
All other fees	-	-
Total fees	$44,800	$88,100

Audit Fees

Audit fees consist of fees incurred professional services rendered for the audit of our annual consolidated financial statements, the review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice. including the preparation of our corporate tax returns.

All Other Fees

All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to report to our audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us were approved by our audit committee.

Pre-Approval of Audit and Permissible Non-Audit Services

The percentage of hours expended TSC’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Plan and Agreement of Reorganization among Port of Call Online, Inc., PureBase, Inc. and certain stockholders of PureBase, Inc., dated December 23, 2014	8-K	2.1	12/24/2014
2.2	Plan and Agreement of Reorganization among PureBase, Inc., US Agricultural Minerals, LLC and the members of US Agricultural Minerals, LLC, dated November 24, 2014	8-K	10.4	12/24/2014
3.1	Articles of Incorporation	S-1	3.1	05/13/2013
3.2	Certificate of Change to Articles of Incorporation (stock split), effective November 7, 2014	10-K	3.1.2	03/16/2015
3.3	Amendment to the Articles of Incorporation (stock split), effective January 12, 2015	10-K	3.1.3	03/16/2015
3.4	Certificate of Change to Articles of Incorporation (stock split), effective June 15, 2015	8-K	3.1.4	06/16/2015
3.5	Bylaws	S-1	3.2	05/13/2013
4.1*	Description of Securities
10.1	Distribution Agreement between the Company and New Ag Technologies, Inc., dated September 5, 2019	10-Q	10.1	10/18/201
10.2	Debt Exchange Agreement between the Company and US Mine Corp, dated September 5, 2019	8-K	10.10	09/10/2019
10.3	Securities Purchase Agreement between the Company and US Mine Corp, dated September 26, 2019	10-Q	4.1	10/18/2019
10.4	Amendment to Debt Exchange Agreement, dated February 7, 2020, between the Company and US Mine Corp.	8-K	10.1	02/13/2020
10.5	Investment Banking Agreement, dated October 23, 2018 between the Company and Newbridge Securities Corporation	10-K	10.11	02/28/2020
10.6	Compensation Committee Charter	10-K	10.12	02/28/2020
10.7	Purchase and Sale Agreement between the Company and Bremer Family 1995 Living Family Trust, dated April 1, 2020	8-K	10.13	04/03/2020
10.8	Director Agreement dated as of April 8, 2020, by and between the Company and Jeffrey Joseph Guzy	8-K	10.14	04/09/2020
10.9	Materials and Supply Agreement between the Company and US Mine Corp, dated April 22, 2020	8-K	10.1	04/28/2020
10.10	Asset Purchase Agreement by and between the Company and Quove Corporation, dated May 1, 2020	8-K	10.1	05/07/2020
10.11*	5% Convertible Note between the Company and US Mine Corp, dated December 1, 2019
10.12*	5% Convertible Note between the Company and US Mine Corp, dated January 1, 2020
10.13*	5% Convertible Note between the Company and US Mine Corp, dated February 1, 2020
21.1	Subsidiaries of the Registrant	10-K	21.1	02/28/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and President (Principal Executive Officer)
Date:	March 16, 2021

By:	/s/ Michael Fay
Michael Fay
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and President and Director
Date:	March 16, 2021

By:	/s/ Jeffrey Guzy
Jeffrey Guzy
Director
Date:	March 16, 2021

By:	/s/ John Bremer
John Bremer
Director
Date:	March 16, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Purebase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Purebase Corporation and its subsidiaries (the “Company”) as of November 30, 2020 and 2019 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2019 and 2020, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
March 16, 2021

We have served as the Company’s auditor since 2019.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2020	November 30, 2019

ASSETS

Current Assets:
Cash and cash equivalents	$7,450	$8,400
Accounts receivable, net of allowances for uncollectables of $18,277 and $11,137, respectively	2,500	17,063
Prepaid expenses and other assets	5,390	4,953
Total Current Assets	15,340	30,416

Property and equipment, net	620,000	772
Mineral rights acquisition costs	-	200,000

Total Assets	$635,340	$231,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$164,040	$344,225
Settlement liability	400,000	475,000
Note payable to officer	127,816	132,596
Due to affiliated entities	1,091,158	-
Notes payable, related party	25,000	25,000
Total Current Liabilities	1,808,014	976,821

Convertible notes paayble - affiliated entity, net of discount of $49,000	129,000	-

Total Liabilities	1,937,014	976,821

Commitments and Contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 214,950,751 and 208,650,741 shares issued and outstanding, respectively	144,547	138,247
Additional paid-in capital	11,307,806	10,364,990
Accumulated deficit	(12,754,027)	(11,248,870)

Total Stockholders’ Deficit	(1,301,674)	(745,633)

Total Liabilities and Stockholders’ Deficit	$635,340	$231,188

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30, 2020	November 30, 2019

Revenue, net	$169,410	$361,930

Operating Expenses:
Selling, general and administrative	1,427,288	1,498,961
Product fulfillment	77,465	212,949
Loss on impairment of mineral rights	200,000	-
Total Operating Expenses	1,704,753	1,711,910

Loss From Operations	(1,535,343)	(1,349,980)

Other Income (Expense):
Other income	46,283	261
Interest expense	(16,097)	(552,740)
Loss on conversion of related party debt and payables	-	(1,230,964)

Total Other Income (Expense)	30,186	(1,783,443)

Net Loss	$(1,505,157)	$(3,133,423)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	214,850,741	155,011,842

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED NOVEMEBER 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2018	-	$-	141,347,173	$70,943	$3,050,893	$(8,115,447)	$(4,993,611)

Stock based compensation	-	-	-	-	60,854	-	60,854

Shares issued for conversion of related party payables and note	-	-	66,538,568	66,539	7,152,896	-	7,219,435

Shares issued for consulting	-	-	100,000	100	9,900	-	10,000

Shares issued for subscription payable	-	-	665,000	665	90,447	-	91,112

Net Loss	-	-	-	-	-	(3,133,423)	(3,133,423)

Balance at November 30, 2019	-	-	208,650,741	138,247	10,364,990	(11,248,870)	(745,633)

Stock based compensation	-	-	-	-	56,609	-	56,609

Shares issued for services	-	-	100,000	100	33,900	-	34,000

Shares issued for in Quove asset purchase	-	-	6,200,000	6,200	613,800	-	620,000

Forgiveness of related party liabilities	-	-	-	-	150,257	-	150,257

Beneficial conversion feature on convertible debt	-	-	-	-	88,250	-	88,250

Net loss	-	-	-	-	-	(1,505,157)	(1,505,157)
Balance as of November 30, 2020	-	$-	214,950,741	$144,547	$11,307,806	$(12,754,027)	$(1,301,674)

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30, 2020	November 30, 2019
Cash Flows From Operating Activities:
Net loss	$(1,505,157)	$(3,133,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Doubtful Accounts	7,140	-
Depreciation	772	2,316
Stock based compensation	90,609	60,854
Issuance of common stock for services	-	101,112
Loss on conversion of related party payables and debt	-	1,230,964
Loss on impairment of mineral rights	200,000	-
Amortization of debt discount	39,250	-
Settlement liability	(75,000)	475,000
Changes in operating assets and liabilities:
Accounts receivable	7,423	(8,792)
Prepaid expenses and other current assets	(437)	2,786
Accounts payable and accrued expenses	(29,928)	718,289

Net Cash Used In Operating Activities	(1,265,328)	(550,894)

Cash Flows From Financing Activities:
Advances from related parties	1,091,158	595,513
Proceeds from convertible notes payable - affiliated entities	178,000	-
Payments on notes due to officers	(4,780)	(44,500)

Net Cash Provided By Financing Activities	1,264,378	551,013

Net Increase (Decrease) In Cash	(950)	119

Cash - Beginning of Year	8,400	8,281

Cash - End of Year	$7,450	$8,400

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Noncash investing and financing activities:
Vendors paid by Affiliated Entities	$-	$23,403
Common shares issued for debt settlement with related party	$-	$7,219,435
Common shares issued for asset purchase	$620,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – organization and business operations

Corporate History

The Company was incorporated in the State of Nevada on March 2, 2010, under the name Port of Call Online, Inc. to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014, the Company changed its business focus to the identification, acquisition, exploration, development and full-scale exploitation of industrial and natural mineral properties in the United States for the development of products for the construction and agriculture markets. In line with this business focus, the Company changed its name to PureBase Corporation in January 2015.

The Company is headquartered in Ione, California.

Business Overview

The Company, through its two divisions, Purebase Ag and Purebase SCM, is engaged in the agricultural and construction-materials sectors. In the agricultural sector, the Company’s business is to develop specialized fertilizers, sun protectants, soil amendments, and bio-stimulants for organic and non-organic sustainable agriculture.

In the construction sector, the Company’s focus in 2020 has been to develop and test a kaolin-based product that will help create a lower CO2-emitting concrete (through the use of high-quality SCM’s.) The Company is developing a SCM it believes that can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM poducts in the construction-materials sector.

In the agricultural sector, the Company has developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests.

The Company is building a brand family under the parent trade name “Purebase,” consisting of its Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops. It is also involved in the early testing of soil amendment products based on humic and fulvic acids derived from leonardite. Other agricultural products are in the development stage.

The Company utilizes the services of US Mine Corporation (“USMC”), a Nevada corporation, and a significant shareholder of the Company for the development and contract mining of industrial mineral and metal projects throughout North America, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals to be utilized by the Company is obtained from properties owned or controlled by USMC. A. Scott Dockter and John Bremer are officers, directors, and owners.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At November 30, 2020, the Company had a significant accumulated deficit of approximately $12,754,000 and working capital deficit of approximately $1,793,000. For the fiscal year ended November 30, 2020, we had a loss from operations of approximately $1,535,000 and negative cash flows from operations of approximately $1,265,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily additional infusions of cash from advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing will provide the necessary funding for the Company to continue as a going concern. However, there currently are no arrangements or agreements for such financing and management cannot guarantee any potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

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

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted beginning on December 1, 2018, utilizing the modified retrospective method. The approach was applied to contracts that were in process as of December 1, 2018. The reported results for the fiscal year 2019 reflect the application of ASC topic 606.

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

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 60 and therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date the Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the year ended November 30, 2020:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$8,450	$126,100	$34,860	$169,410

Revenue consists of the following by product offering for the year ended November 30, 2019:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$9,450	$182,238	$170,242	$361,930

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of November 30, 2020 or 2019.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of and for the years ended November 30, 2020 and 2019, the Company has determined that an allowance of $18,277 and $11,137, respectively, for doubtful accounts was necessary.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the years ended November 30, 2020 and 2019.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. There were no costs related to exploration activities for the years ended November 30, 2020 and 2019.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. Total capitalized costs related to mineral rights was $200,000 as of November 30, 2020 and November 30, 2019. At November 30, 2020, the Company deemed the mineral rights asset to be fully impaired (See Note 6.)

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts incurred were $180 and $0 included in general administrative expenses for the years ended November 30, 2020 and 2019, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $5,913 and $2,065 for the years ended November 30, 2020 and 2019, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the years ended November 30, 2020 and 2019.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Year Ended November 30,
	2020	2019

Convertible Notes	1,112,500	-
Stock Options	1,345,000	550,000
Total	2,457,500	550,000

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the Company’s Board of Directors (the “Board”) for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard is effective for the Company’s interim and annual periods beginning December 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – ACQUISITIONS

Asset Purchase - Quove Corporation

On May 1, 2020, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Quove Corporation, a Colorado corporation, (“Quove”), pursuant to which the Company will purchase from Quove all of the assets used in conjunction with the operating of its gold processing plant. The purchase price of $620,000 was satisfied with the issuance of 6,200,000 shares of the Company’s common stock at a fair value of $0.10 per share to Quove and the assumption of up to $10,000 of Quove’s liabilities. The acquisition closed on June 11, 2020. The Company plans to use the assets and parts from the assets to augment and improve their current infrastructure related to the production and development of its SCMs.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	November 30, 2020	November 30, 2019

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Construction in process	620,000	-
	687,164	67,164
Less: accumulated depreciation	(67,164)	(66,392)
Property and equipment, net	$620,000	$722

Total depreciation expense for the years ended November 30, 2020 and 2019 was $722 and $2,316, respectively.

NOTE 6 – MINING RIGHTS

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

On September 5, 2019, the Board approved to discontinue any and all mining and related activities at the Long Valley project. As a result, the claims have reverted to the BLM.

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

At November 30, 2020, the Company performed an impairment analysis on the mineral rights asset. The Company believes the fair value of the mineral rights are fully impaired due to the following significant factors: (i) the Company discontinued all mining and related activities related to the operation of its business, (ii) the minerals being mined from the location were to be used by the Company in a discontinued product, and (iii) there are multiple third-party sources to buy the minerals at a relatively inexpensive price. Additionally, the Company concluded that the carrying amount of the mineral rights would not be recoverable due to the Company forecasting that the future undiscounted cash flows from the mineral rights asset would not exceed the carrying amount of the mineral rights asset. As a result, the Company recorded a loss on impairment of mineral rights of $200,000 on its statement of operations during the year ended November 30, 2020.

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, USMC,  a related party, assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the BLM. An initial deposit of $50,000 was paid to escrow, and the Purchase Agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company.

During the year ended November 30, 2017, USMC, agreed to offset the $75,000 deposit against money owed to USMC. As a result, the purchase price is $650,000 plus expenses. Mr. Bremer has not restricted the Company from continuing its exploration on or access to the Snow White mine property.

On September 5, 2019, the Board approved the discontinuance of all mining and related activities at the Snow White project. The Company has no further obligation related to this project.

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party through 19% beneficial ownership of the Company, pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest shall be payable in full in cash at the closing which can occur at any time before April 1, 2022. As of November 30, 2020, the Company has yet to close on the purchase.

NOTE 7 – NOTES PAYABLE

Craig Barto and USMC

The Company assumed a $1,000,000 promissory note with Craig Barto, an owner of USMC, on November 24, 2014, in connection with the acquisition of USAM by the Company. The note bears simple interest at an annual rate of 5% and the principal and accrued interest were payable on May 1, 2016. Upon the occurrence of an event of default, which includes voluntary or involuntary bankruptcy, all unpaid principal, accrued interest and other amounts owing are immediately due, payable and collectible by the lender pursuant to applicable law. During fiscal year 2019, the note was in default and the Company continued to have discussions with holder of the note to extend the note under the same terms and conditions to cure the default. Pursuant to the February 7, 2020 Amendment to the September 5, 2019, Debt Exchange Agreement, Mr. Barto assigned the note to USMC effective July 31, 2019. On September 5, 2019, the Company entered into a Debt Exchange Agreement with USMC pursuant to which an aggregate of $5,988,471 of debt, including accrued and unpaid interest, was converted to an aggregate of 66,538568 shares of the Company’s common stock at a per share conversion price of $0.09. Included in the $5,988,471 of settled debt was $1,000,000 in principal and $234,247 in unpaid and accrued interest related to the note. On September 5, 2019, the fair value of the Company’s common stock was $0.1085 per share. The $0.0185 difference in share price resulted in a loss on conversion of $1,230,964 for the year ended November 30, 2019, which the Company recorded on the consolidated statements of operations as a loss on conversion of related party debt and payables. The balance of the note was $0 as of November 30, 2020 and 2019, respectively (See Note 12).

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2020. The balance on the note was $25,000 as of November 30, 2020 and 2019. See (Note 12). Total interest expense on the note was $1,496 for the fiscal years ended November 30, 2020 and 2019.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, CEO and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the year ended November 30, 2019, the Company repaid $44,500 towards the outstanding balance of the note. The balance on the note was $127,816 and $132,596 as of November 30, 2020 and 2019, respectively (See Note 12). Total interest expense on the note was $8,679 and $11,859 for the fiscal years ended November 30, 2020 and 2019, respectively.

Convertible Promissory Notes – USMC

December 1, 2019

On December 1, 2019, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 12), the Company issued a two-year convertible promissory note in the amount of $20,000 to USMC, with a maturity date of December 31, 2021 (“Tranche #1”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the holder, at a conversion price of $0.16 per share.

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $9,593 during the fiscal year ended November 30, 2020. Total interest expense on Tranche #1 was approximately $1,000 for the fiscal year ended November 30, 2020.

January 1, 2020

On January 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 12), the Company issued a two-year convertible promissory note in the amount of $86,000 to USMC, with a maturity date of January 1, 2022 (“Tranche #2”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.16 per share.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $14,735 for the fiscal year ended November 30, 2020. Total interest expense on Tranche #2 was approximately $3,935 for the fiscal year ended November 30, 2020.

February 1, 2020

On February 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 12), the Company issued a two-year convertible promissory note in the amount of $72,000 to USMC, with a maturity date of February 1, 2022 (“Tranche #3”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.16 per share.

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $14,922 for the fiscal year ended November 30, 2020. Total interest expense on Tranche #3 was approximately $8,988 for the fiscal year ended November 30, 2020.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	November 30, 2020	November 30, 2019

Accounts payable	$84,600	$265,449
Accrued interest	39,948	44,846
Accrued compensation	39,492	33,930
Accounts payable and accrued expenses	$164,040	$344,225

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is using office space provided by USMC, a related party that is owned by the Company’s majority shareholders and directors A. Scott Dockter and John Bremer. See Note 12.

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 6).

Legal Matters

On September 21, 2016, the Company terminated its employment agreement with its then President, David Vickers (“Vickers”). Subsequently, Vickers alleged claims of age discrimination, fraud in the inducement, violation of California Labor Code §970 and breach of contract against the Company (collectively, the “Vicker Claims”). On April 14,2017, Vickers served the Company with a demand for arbitration of the Vicker Claims before the Judicial Arbitration and Mediation Services, Inc. On June 5, 2018, the parties participated in a voluntary mediation but were unable to reach a resolution. An arbitration hearing was held on August 6, 2019 to August 8, 2019. An interim-preliminary decision was rendered in connection with the arbitration however, a final award was not determined and judicial proceedings were not initiated. On June 25, 2020, the parties entered into a written settlement agreement pursuant to which the Company agreed to pay Vickers the aggregate sum of $580,976, including interest of $13,079, (the “Settlement Sum”) in exchange for a general release of all Vicker Claims and a covenant to forebear all litigation against Company. The Company timely paid the Settlement Sum and the case was terminated effective November 25, 2020.

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum amount of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages  (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019 in the normal course, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the early stages of arbitration. An arbitration hearing date has not yet been assigned.

On August 30, 2018 the Company was named as a defendant in a complaint filed by Tessenderlo Kerley, Inc. (“Tessenderlo”) in the United States District Court for the District of Arizona (Case # CV-18-2756-PHX-DJH) alleging trademark infringement relating to the plaintiff’s trademark PURSHADE and the Company’s product PureBase Shade Advantage.   The Company filed its answer on September 21, 2018, denying the allegations set forth in the complaint. A settlement conference was held on June 11, 2019. The Company entered into a settlement agreement and release (the “Settlement Agreement”) with Tessenderlo effective July 8, 2019. Pursuant to the Settlement Agreement the Company agreed, among other requirements for dissemination of information with its product, to make various changes to the packaging of its Purebase Shade Advantage products relating to the visual representation of the product’s names. Under the Settlement Agreement, each party fully released the other party from all existing claims and liabilities. There were no monetary damages as part of the Settlement Agreement. As a result of the Settlement Agreement, the case was dismissed on July 9, 2019.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. Trial is scheduled for seven days beginning June 21, 2021.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in settlement negotiations. The Company believes its potential exposure to be approximately $400,000 and, as such, has accrued this amount on the consolidated balance sheet at November 30, 2020.

Contractual Matters

On November 1, 2013, we entered into an agreement with USMC, a related party, in which USMC performs services relating to various technical evaluations and mine development services for the Company with regard to the various mining properties/rights owned by the Company. Terms of services and compensation will be determined for each project undertaken by USMC.

On October 12, 2018 the Board approved a material supply agreement with USMC, a related party, pursuant to which USMC will provide designated natural resources to the Company at predetermined prices (See Note 12).

Resignation of Directors

Effective April 8, 2020, Calvin Lim resigned as a member of the Board. His resignation was not a result of any dispute or disagreement with the Company or the Board on any matter relating to the operations, policies, or practices of the Company.

Appointment of Directors

The Company entered into a twelve-month director agreement with Jeffrey Guzy (“Guzy”), effective as of April 8, 2020, (the “Director Agreement”). Pursuant to the Director Agreement, Guzy will be entitled to $1,000 per month for serving on the Board, which will accrue as debt until the Company has its first cash flow positive month. Upon the termination of the initial term of the Director Agreement or Guzy’s earlier removal or resignation, such accrued amount will be paid in common stock of the Company at a conversion rate of the lower of $0.15 per share or the 20-day volume weighted average price from the last date Guzy was on the Board. Guzy was also granted an immediately exercisable five-year option to purchase 250,000 shares of common stock at an exercise price of $0.10 per share. Guzy was appointed as the chairman of the Audit Committee and the Compensation Committee.

Note 10 - Stockholders’ Equity

Equity Transactions During the Period

During the fiscal year ended November 30, 2020, the Company issued 6,200,000 shares of the Company’s common stock with a fair value of $0.10 per share to Quove Corporation for the purchase of assets used in conjunction with the operating of its gold processing plant (See Note 4).

During the fiscal year ended November 30, 2020, the Company issued 100,000 shares of the Company’s common stock with a fair value of $0.094 per share to an investor pursuant to an investment banking agreement for services rendered.

Note 11 – StocK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of November 30, 2020, options to purchase an aggregate of 50,000 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

18

The Company granted options to purchase an aggregate of 795,000 shares of common stock during the fiscal year ended November 30, 2020.

There were no stock options granted during the year ended November 30, 2019.

The weighted average grant date fair value of options granted and vested during the year ended November 30, 2020 was $17,695. The weighted average non-vested grant date fair value of non-vested options was $6,663 at November 30, 2020.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2018	550,000	$2.74
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2019	550,000	2.74
Granted	795,000	0.10
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2020	1,345,000	$1.18

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2020:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	3.64	$0.099	-
0.10	395,000	4.42	0.10	350,000
0.12	50,000	7.82	0.12	50,000
3.00	500,000	5.25	3.00	500,000
	1,345,000	4.62	$1.18	900,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The stock options granted under the Option Plan are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.08 as of November 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

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

On June 2, 2020, the Company granted a consultant an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a fair value of $10,739. The options vest immediately at the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.11; strike price - $0.10; expected volatility – 283%; risk-free interest rate – 0.20%; dividend rate – 0%; and expected term – 2.50 years.

On July 7, 2020, the Company granted a consultant an option to purchase 45,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a fair value of $4,435. The options vest one year from the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.10; strike price - $0.10; expected volatility – 282%; risk-free interest rate – 0.28%; dividend rate – 0%; and expected term – 3.00 years.

On September 18, 2020, the Company granted a member of the advisory board an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.099 per share and a fair value of $9,712. The options vest from the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.099; strike price - $0.099; expected volatility – 297%; risk-free interest rate – 0.16%; dividend rate – 0%; and expected term – 2.50 years.

On October 12, 2020, the Company granted a member of the advisory board an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.099 per share and a fair value of $9,121. The options vest from the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.099; strike price - $0.099; expected volatility – 297%; risk-free interest rate – 0.20%; dividend rate – 0%; and expected term – 2.50 years.

Total compensation expense related to the options was $56,609 and $60,854 for the years ended November 30, 2020 and 2019, respectively. As of November 30, 2019, there was $23,966 in future compensation cost related to non-vested stock options.

NOTE 12 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2020.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. During the years ended November 30, 2020 and 2019, the Company made purchases from USMC totaling $0 and $153,180, respectively, and are recorded as part of accounts payable on the Company’s consolidated balance sheets. Services totaling $0 and $142,210 were rendered by USMC for the years ended November 30, 2020 and 2019, respectively, and are recorded as part of due to affiliates on the Company’s consolidated balance sheets. In addition, during the fiscal years ended November 30, 2020 and 2019, USMC paid $1,900 and $23,403, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $1,084,789 and $595,513, respectively, and are recorded as part of due to affiliates on the Company’s consolidated balance sheets. The amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock as part of the September 5, 2019 Debt Exchange Agreement (See Note 7). The balance due to USMC is $1,091,158 and $0 at November 30, 2020 and 2019, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of November 30, 2020, USMC has purchased notes totaling $178,000 with maturity dates ranging from December 1, 2021 through February 1, 2022 (See Note 7). Interest expense on these notes totaled $7,923 for the fiscal year ended November 30, 2020 and is recorded as part of due to affiliates on the consolidated balance sheets. The outstanding balance due on the notes to USMC is $178,000 and $0 at November 30, 2020 and November 30, 2019, respectively.

On April 9, 2020, USMC agreed to forgive $150,257 in outstanding accounts payable from PureBase AG effective February 29, 2020. The Company treated this as a capital contribution and recorded the forgiveness as an increase in additional paid in capital on the consolidated balance sheet at November 30, 2020.

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

Leases

On October 1, 2020 the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The note bears interest at 6% and is due upon demand. During the fiscal years ended November 30, 2020 and 2019, the Company repaid $4,780 and $44,500, respectively, towards the balance of the note. As of November 30, 2020 and 2019, the principal balance due on this note is $127,816 and $132,596, respectively, and is recorded as Note Payable to Officer on the consolidated balance sheet. Interest expense for this note was $8,679 and $11,859 for the fiscal years ended November 30, 2020 and 2019, respectively.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of November 30, 2020 and 2019, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Three customers accounted for 79% of total revenue for the fiscal year ended November 30, 2020, as set forth below:

Customer A	39%
Customer B	21%
Customer C	19%

Four customers accounted for 87% of total revenue for the year ended November 30, 2019, as set forth below:

Customer A	35%
Customer B	23%
Customer C	18%
Customer D	11%

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of November 30, 2020, as set forth below:

Customer A	80%
Customer B	20%

Two customers accounted for 100% of the accounts receivable as of November 30, 2019, as set forth below:

Customer A	66%
Customer B	34%

Vendors

One supplier accounted for 85% of purchases as of November 30, 2020.

Two suppliers accounted for 100% of purchases as of November 30, 2019, as set forth below:

Vendor A, a related party	88%
Vendor B	12%

NOTE 14 – INCOME TAXES

The Company identified their federal and California state tax returns as their “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are 2015 through 2020. The Company believe their income tax filing positions and deductions will be sustained on audit, and they do not anticipate any adjustments that would result in a material change to their financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At November 30, 2020, we had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $2,474,949 which are available to offset future taxable income. As a result of the Tax Cuts Job Act 2017, certain of these carry-forwards do not expire. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts our ability to realize these deferred tax assets.

Our net deferred tax assets, liabilities and valuation allowance as of November 30, 2020 and 2019 are summarized as follows:

	Year Ended November 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$897,800	$2,140,900
Changes in prior year estimates	-	-
Total deferred tax assets	897,800	2,140,900
Valuation allowance	(897,800)	(2,140,900)
Net deferred tax assets	$-	$-

We record a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance decreased $1,243,100 during the fiscal year ended November 30, 2020. The valuation allowance increased $831,300 during the fiscal year ended November 30, 2019.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended November 30, 2020 and 2019 is as follows:

	2020	2019
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(7)	(7)
Incentive stock options	5	2
Change in valuation allowance	23	27
Other	(-)	(1)
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2020 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

NOTE 15 – SUBSEQUENT EVENTS

On January 21, 2021, Michael Fay was appointed Chief Financial Officer of the Company. Mr. Fay will be entitled to an annual base salary of $144,000 to be reviewed on an annual basis. In connection with such appointment, Mr. Fay was granted a five-year option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.067 per share under the Option plan. The options vest on the one-year anniversary of the date of grant.

