Form 10-Q
period 2021-02-28
PureBase Corp
filed 2021-04-22
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: February 28, 2021

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

As of April 22, 2021, there were 214,850,741 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	November 30,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$5,140	$7,450
Accounts receivable, net of allowances for uncollectables of $18,277	2,500	2,500
Prepaid expenses and other assets	3,702	5,390
Total Current Assets	11,342	15,340

Property and equipment, net	620,000	620,000
Right of use asset	28,434	-

Total Assets	$659,776	$635,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$139,816	$164,040
Settlement liability	400,000	400,000
Lease liability	15,504	-
Note payable to officer	122,216	127,816
Due to affiliated entities	511,235	1,091,158
Convertible notes payble - affiliated entity, net of discount of $38,231	139,768	-
Notes payable, related party	25,000	25,000
Total Current Liabilities	1,353,539	1,808,014

Lease liability, net of current portion	13,223	-
Convertible notes payble - affiliated entity, net of current portion, and net of discount of $- and $49,000, respectively	822,000	129,000

Total Liabilities	2,188,762	1,937,014

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 214,950,741 shares issued and outstanding, at February 28, 2021 and November 30, 2020, respectively	144,547	144,547
Additional paid-in capital	11,318,494	11,307,806
Accumulated deficit	(12,992,027)	(12,754,027)

Total Stockholders’ Deficit	(1,528,986)	(1,301,674)

Total Liabilities and Stockholders’ Deficit	$659,776	$635,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudted)

	For the Three Months Ended
	February 28, 2021	February 29, 2020

Revenue, net	$-	$4,510

Operating Expenses:
Selling, general and administrative	220,926	161,978
Product fulfillment	2,114	1,759
Total Operating Expenses	223,040	163,737

Loss From Operations	(223,040)	(159,227)

Other Income (Expense):
Interest expense, net	(14,960)	2,815

Total Other Income (Expense)	(14,960)	2,815

Net Loss	$(238,000)	$(156,412)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	214,950,741	208,650,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2020	-	$-	214,950,741	$144,547	$11,307,806	$(12,754,027)	$(1,301,674)

Stock based compensation	-	-	-	-	10,688	-	10,688

Net Loss	-	-	-	-	-	(238,000)	(238,000)

Balance at February 28, 2021	-	$-	214,950,741	$144,547	$11,318,494	$(12,992,027)	$(1,528,986)

Balance at November 30, 2019	-	-	208,650,741	138,247	10,364,990	(11,248,870)	(745,633)

Forgiveness of related party liabilities	-	-	-	-	150,257	-	150,257

Beneficial conversion feature on convertible debt	-	-	-	-	88,250	-	88,250

Net loss	-	-	-	-	-	(156,412)	(156,412)
Balance as of February 29, 2020	-	$-	208,650,741	$138,247	$10,603,497	$(11,405,282)	$(663,538)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudted)

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Cash Flows From Operating Activities:
Net loss	$(238,000)	$(156,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	579
Stock based compensation	10,688	-
Amortization of debt discount	10,768	6,347
Settlement liability	-	(50,000)
Non-cash effect of right of use asset	293	-
Changes in operating assets and liabilities:
Accounts receivable	-	13,700
Prepaid expenses and other current assets	1,688	(6,852)
Accounts payable and accrued expenses	(24,224)	(30,034)

Net Cash Used In Operating Activities	(238,787)	(222,672)

Cash Flows From Financing Activities:
Bank overdraft	-	6,852
Advances from related parties	242,077	33,000
Proceeds from convertible notes payable - affiliated entities	-	178,000
Payments on notes due to officers	(5,600)	(3,580)

Net Cash Provided By Financing Activities	236,477	214,272

Net Decrease In Cash	(2,310)	(8,400)

Cash - Beginning of Period	7,450	8,400

Cash - End of Period	$5,140	$-

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Noncash investing and financing activities:
Forgiveness of accounts payable due to USMC	$-	$150,257
Due to affiliates exchanged for convertible debt	$822,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

In the construction sector, the Company’s focus in 2020 has been to develop and test a kaolin-based product that will help create a lower CO2-emitting concrete through the use of high-quality SCM’s. The Company is developing a SCM that it believes can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM poducts in the construction-materials sector.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At February 28, 2021, the Company had a significant accumulated deficit of approximately $12,992,000 and working capital deficit of approximately $1,342,000. For the three months ended February 28, 2021, the Company had a loss from operations of approximately $238,000 and negative cash flows from operations of approximately $239,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended November 30, 2020 in our Form 10-K filed on March 16, 2021 with the SEC. The results of the three months ended February 28, 2021 (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2021.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, useful lives of property and equipment, deferred tax asset and valuation allowance, assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 60 and therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date the Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the three months ended February 28, 2021:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$-	$-	$-

Revenue consists of the following by product offering for the three months ended February 29, 2020:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$4,510	$-	$-	$4,510

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of February 28, 2021 and November 30, 2020.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. At February 28, 2021 and November 30, 2020, the Company has determined that an allowance of $18,277 for doubtful accounts was necessary.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three months ended February 28, 2021 and February 29, 2020.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no shipping and handling costs incurred during the three months ended February 28, 2021 and February 29, 2021.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $16,000 and $490 for the three months ended February 28, 2021 and February 29, 2020, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three months February 28, 2021 and February 29, 2020.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended
	February 28, 2021	February 29, 2020

Convertible Notes	6,250,000	1,112,500
Stock Options	1,345,000	550,000
Total	7,595,000	1,662,500

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

NOTE 4 – MINING RIGHTS

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the Bureau of Land Management (“BLM”) covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by the Company. All rights and obligations under the Preference Rights lease have been assigned to the Company by USMC. These rights were presented at their cost of $200,000. At November 30, 2020, the Company fully impaired the asset. This lease requires a payment of $7,503 per year to the BLM.

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party through 19% beneficial ownership of the Company, pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest shall be payable in full in cash at the closing which can occur at any time before April 1, 2022. As of February 28, 2021, the Company has yet to close on the purchase.

NOTE 5 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at February 28, 2021. The balance on the note was $25,000 as of February 28, 2021 and November 30, 2020. See (Note 10). Total interest expense on the note was $370 for the three months ended February 28, 2021 and February 29, 2020.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, CEO and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the three months ended February 28, 2021, the Company repaid $5,600 towards the outstanding balance of the note. The balance on the note was $122,216 and $127,816 as of February 28, 2021 and November 30, 2020, respectively (See Note 10). Total interest expense on the note was $1,868 and $2,916 for the three months ended February 28, 2021 and February 29, 2020, respectively.

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

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $2,365 during the three months ended February 28, 2021 and February 29, 2020. Total interest expense on Tranche #1 was approximately $250 for the three months ended February 28, 2021 and February 29, 2020.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $3,971 and $2,603 for the three months ended February 28, 2021 and February 29, 2020, respectively. Total interest expense on Tranche #2 was approximately $1,060 and $700 for the three months ended February 28, 2021 and February 29, 2020, respectively.

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

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $4,432 and $1,379 for the three months ended February 28, 2021 and February 29, 2020. Total interest expense on Tranche #3 was approximately $900 and $275 for the three months ended February 28, 2021 and February 29, 2020.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a two-year convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. Total interest expense on Tranche #4 was approximately $10,100 for the three months ended February 28, 2021.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	February 28, 2021	November 30, 2020

Accounts payable	$62,135	$84,600
Accrued interest – related party	62,438	39,948
Accrued compensation	15,243	39,492
Accounts payable and accrued expenses	$139,816	$164,040

NOTE 7 – LEASES

With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities.

The Company is a party to a two-year lease, with USMC, a related party, for 1,000 square feet of space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 10). The Ione Lease expires in November 2022 (subject to automatic extensions of one month) and has an annual base rental during the initial term of $1,500.

On December 1, 2020, the Company recognized ROU assets and lease liabilities of $35,543. The Company elected to not recognize ROU assets and lease liabilities arising from short-term office leases (leases with initial terms of twelve months or less, which are deemed immaterial) on its balance sheets.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at December 1, 2020. The weighted average incremental borrowing rate applied was 5%.

The following table presents net lease cost and other supplemental lease information:

Three Months Ended February 28, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$4,500
Short term lease cost	-
Sublease income	-
Net lease cost	$4,500

Operating lease – operating cash flows (fixed payments)	$4,500
Operating lease – operating cash flows (liability reduction)	$4,107
Non-current leases – right of use assets	$28,434
Current liabilities – operating lease liabilities	$15,504
Non-current liabilities – operating lease liabilities	$13,223

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended February 28, 2021:

Fiscal Year	Operating Leases
Remainder of 2021	$13,500
2022	16,500
Total future minimum lease payments	30,000
Amount representing interest	(1,273)
Present value of net future minimum lease payments	$28,727

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in settlement negotiations. The Company believes its potential exposure to be approximately $400,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheet at February 28, 2021.

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

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of February 28, 2021, options to purchase an aggregate of 50,000 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

The Company did not grant stock options during the three months ended February 28, 2021 and February 29, 2020.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at November 30, 2020	1,345,000	$1.18
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 28, 2021	1,345,000	1.18

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 28, 2021:

		Weighted- Average	Weighted-Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	3.39	$0.099	-
0.10	395,000	4.18	0.10	350,000
0.12	50,000	7.57	0.12	50,000
3.00	500,000	5.01	3.00	500,000
	1,345,000	4.38	$1.18	900,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The stock options granted under the Option Plan are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.08 as of February 28, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

Total compensation expense related to the options was $10,688 and $0 for the three months ended February 28, 2021 and February 29, 2020, respectively. As of February 28, 2021, there was $13,278 in future compensation cost related to non-vested stock options.

NOTE 10 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at February 28, 2021.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. During the three months ended February 28, 2021 and February 29, 2021, the Company did not make any purchases from USMC. No services were rendered by USMC for the three months ended February 28, 2021 and February 29, 2020. In addition, during the three months ended February 28, 2021 and February 29, 2020, USMC made no payments to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $242,077 and $33,000, respectively, and are recorded as part of due to affiliates on the Company’s unaudited condensed consolidated balance sheets. The balance due to USMC is 511,235 and $1,091,158 at February 28, 2021 and November 30, 2020, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of February 28, 2021, USMC has purchased notes totaling $1,000,000 with maturity dates ranging from December 1, 2021 through November 25, 2022 (See Note 5). Interest expense on these notes totaled $12,329 and $1,175 for the three months ended February 28, 2021 and February 29, 2020, respectively, and is recorded as part of accrued expenses on the unaudited condensed consolidated balance sheets. The outstanding balance due on the notes to USMC is $1,000,000 and $178,000 at February 28, 2021 and November 30, 2020, respectively.

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

Leases

On October 1, 2020 the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7).

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 28, 2021, the Company repaid $5,600 towards the balance of the note. As of February 28, 2021 and November 30, 2020, the principal balance due on this note is $122,216 and $127,816, respectively, and is recorded as Note Payable to Officer on the unaudited condensed consolidated balance sheet. Interest expense for this note was $1,868 and $2,916 for the three months ended February 28, 2021 and February 29, 2020, respectively.

NOTE 11 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of February 28, 2021 and November 30, 2020, the Company had no deposits in excess of the FDIC insured limit.

Revenues

The Company had no revenue for the three months ended February 28, 2021.

One customer accounted for 100% of total revenue for the three months ended February 29, 2020.

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of February 28, 2021, as set forth below:

Customer A	80%
Customer B	20%

Two customers accounted for 100% of the accounts receivable as of November 30, 2020, as set forth below:

Customer A	80%
Customer B	20%

Vendors

Three vendors accounted for 94% of purchases as of February 28, 2021, as set forth below:

Vendor A	45%
Vendor B	34%
Vendor C	15%

One supplier accounted for 85% of purchases as of November 30, 2020.

NOTE 12 – SUBSEQUENT EVENTS

Securities Purchase Agreement and Convertible Debt - USMC

On March 11, 2021, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with USMC, effective as of November 25, 2020, pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured convertible promissory notes, in one or more closings.

On March 11, 2021, in connection with the March 11, 2021 securities purchase agreement with USMC, a related party, the Company issued a two-year convertible promissory note in the amount of $514,158 to USMC, with a maturity date of March 11, 2023. The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.088 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the outbreak of COVID-19, or the novel coronavirus);
●	substantial doubt about our ability to continue as a going concern;
●	our ability to successfully implement our business plan;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully acquire, develop or commercialize new products;
●	the commercial success of our products;
●	the impact of any industry regulation;
●	our ability to develop existing mining projects or establish proven or probable reserves;
●	our dependence on once vendor for our minerals for our products;
●	the impact of potentially losing the rights to properties; and
●	the impact of the increase in the price of natural resources.

We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by law.

As used in this Quarterly Report and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to PureBase Corporation and its wholly-owned subsidiaries, PureBase Agricultural, Inc., a Nevada corporation (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“USAM”).

Business Overview

The Company, through its two divisions, Purebase Ag and Purebase SCM, is engaged in the agricultural and construction-materials sectors. In the agricultural sector, the Company’s business is to develop specialized fertilizers, sun protectants, soil amendments, and bio-stimulants for organic and non-organic sustainable agriculture.

In the construction sector, the Company’s focus in 2020 has been to develop and test a kaolin-based product that will help create a lower CO2-emitting concrete through the use of high-quality SCM’s. The Company is developing a SCM that it believes can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM products in the construction-materials sector.

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

The Company utilizes the services of US Mine Corporation, a Nevada corporation (“USMC”), and a significant shareholder of the Company for the development and contract mining of industrial mineral and metal projects throughout North America, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals to be utilized by the Company is obtained from properties owned or controlled by USMC. A. Scott Dockter and John Bremer are officers, directors, and owners of USMC.

Recent Developments

Securities Purchase Agreement and Convertible Debt - USMC

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC, the Company issued a two-year convertible promissory note in the principal amount of $822,000 to USMC. The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the noteholder, at a conversion price of $0.16 per share.

On March 11, 2021, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with USMC, effective as of November 25, 2020, pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured convertible promissory notes, in one or more closings.

On March 11, 2021, in connection with the March 11, 2021 securities purchase agreement with USMC, a related party, the Company issued a two-year convertible promissory note in the amount of $514,158 to USMC, with a maturity date of March 11, 2023. The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.088 per share.

Results of Operations

Comparison of the Three Months Ended February 28, 2021 and the Three Months Ended February 29, 2020

A comparison of the Company’s operating results for the three months ended February 28, 2021 and February 29, 2020 are summarized as follows:

	February 28,	February 29,
	2021	2020	Variance
Revenues	$-	$4,510	$(4,510)
Operating expenses:
Selling, general & administrative	220,926	161,978	58,948
Product fulfillment, exploration and mining	2,114	1,759	355
Loss from operations	(223,040)	(159,227)	(63,813)
Other income (expense)	(14,960)	2,815	(17,775)
Net Loss	$(238,000)	$(156,412)	$(81,588)

Revenues

Revenue decreased by $4,510, or 100%, for the three months ended February 28, 2021 as compared to the three months ended February 29, 2020, primarily due to less orders of the Company’s sun protectant product in winter months.

Operating Costs and Expenses

Selling, general and administrative expenses increased by $58,948, or 36%, for the three months ended February 28, 2021, as compared to the three months ended February 29, 2020, due to an increase of approximately $57,000 in payroll expenses resulting primarily from the Company hiring a Chief Financial Officer.

Product fulfillment and exploration and mining expenses for the three months ended February 28, 2021, remained relatively consistent with the three months ended February 29, 2020.

Other Income (Expense)

Other income (expense) decreased by $17,775, or 631%, for the three months ended February 28, 2021, as compared to the three months ended February 29, 2020, primarily due to an increase in interest expense as a result of the Company entering into $1,000,000 of convertible debt with USMC subsequent to the three months ended February 29, 2020.

Liquidity and Capital Resources

As of February 28, 2021, we had $5,140 in cash on hand and a working capital deficiency of $1,342,197, as compared to cash on hand of $7,450 and a working capital deficiency of $1,792,674 as of November 30, 2020. The decrease in working capital deficiency is mainly due to an approximate $580,000 decrease in due to affiliated entities as a result of the conversion of $822,000 in payables to a convertible note payable.

Future Financing

We will require additional funds to implement our growth strategy. We do not believe that our current cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve months. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient and consistent revenues to cover our operating expenses. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon proceeds from outside capital sources including USMC, an affiliated entity. There is no assurance that we will be able to obtain necessary capital or that our estimates of our capital requirements will prove to be accurate. Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on favorable terms. We currently do not have any agreements or understandings for additional financing. If we are unable to raise sufficient capital we will be required to delay or forego some portion of our business plan or cease operations.

Furthermore, such outside financing would likely take the form of bank loans, private offerings of debt or equity securities, advances from affiliates or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring debt by the Company would increase the Company’s cash flow requirements and may subject the Company to restrictions on its operations and corporate actions.

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through February 28, 2021, of approximately $13 million, as well as negative cash flows from operating activities. During the three months ended February 28, 2021, the Company received net cash proceeds of approximately $242,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of February 28, 2021, in comparison to our working capital deficiency as of November 30, 2019, can be summarized as follows:

	February 28, 2021	November 30, 2020
Current assets	$11,342	$15,340
Current liabilities	1,353,539	1,808,014
Working capital deficiency	$1,342,197	$1,792,674

The decrease in current assets is primarily due to a decrease in cash and prepaid expenses and other assets of $2,310 and $1,688 and an increase in accounts receivable of $73,926. A majority of current liabilities remained consistent during the three months ended February 28, 2021, however, amounts due to affiliated entities decreased approximately $580,000 during the three months ended February 28, 2020.

Cash Flows

	Three Months Ended
	February 28, 2021	February 29, 2020
Net cash used in operating activities	$(238,787)	$(222,672)
Net cash provided by financing activities	236,477	214,272
Decrease in cash	$(2,310)	$(8,400)

Operating Activities

Net cash used in operating activities was $238,787 for the three months ended February 28, 20021, primarily due to a net loss of $238,000 and an increase of $24,224 in accounts payable and accrued expenses which was partially offset by non-cash expenses of $21,749 related to stock-based compensation and amortization of debt discount.

Net cash used in operating activities was $222,672 for the three months ended February 29, 2020. This was primarily due to the net loss of $156,412 and a decrease of $50,000 in the settlement liability due to a cash payment.

Investing Activities

There were no investing activities during the three months ended February 28, 2021 and February 29, 2020.

Financing Activities

For the three months ended February 28, 2021, net cash provided by financing activities was $236,477, primarily due to $24,077 advanced to the Company by USMC.

For the three months ended February 29, 2020, net cash provided by financing activities was $214,272, which was primarily due to cash received of $178,000 received from convertible notes payable with USMC and $33,000 advanced to the Company by USMC.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this Report, and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, as filed with the SEC on March 16, 2021.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included in this Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of February 28, 2021 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in settlement negotiations. The Company believes its potential exposure to be approximately $400,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheet at February 28, 2021.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended November 30, 2020, as filed with SEC on March 16, 2021. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended February 28, 2021, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

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
Date: April 22, 2021

