Form 10-Q
period 2021-05-31
PureBase Corp
filed 2021-10-13
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: May 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of October 12, 2021, there were 215,380,751 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2021

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	November 30,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$12,890	$7,450
Accounts receivable, net of allowances for uncollectables of $18,277	32,500	2,500
Prepaid expenses and other assets	1,014	5,390
Total Current Assets	46,404	15,340

Property and equipment, net	620,000	620,000
Right of use asset	24,169	-

Total Assets	$690,573	$635,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$184,249	$164,040
Settlement liability	400,000	400,000
Lease liability	17,161	-
Note payable to officer	89,716	127,816
Due to affiliated entities	281,000	1,091,158
Convertible notes payable - affiliated entity, net of discount of $27,224	150,776	-
Notes payable, related party	25,000	25,000
Total Current Liabilities	1,147,902	1,808,014

Lease liability, net of current portion	7,408	-
Convertible notes payable - affiliated entity, net of current portion, and net of discount of $- and $49,000, respectively	1,401,769	129,000

Total Liabilities	2,557,079	1,937,014

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 215,380,741 shares issued and outstanding, at May 31, 2021 and November 30, 2020, respectively	144,977	144,547
Additional paid in capital	11,386,887	11,307,806
Accumulated deficit	(13,398,370)	(12,754,027)

Total Stockholders’ Deficit	(1,866,506)	(1,301,674)

Total Liabilities and Stockholders’ Deficit	$690,573	$635,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Revenue, net	$30,000	$1,619	$30,000	$6,129

Operating Expenses:
Selling, general and administrative	412,861	193,456	633,787	355,434
Product fulfillment	15,594	3,435	17,708	5,194
Total Operating Expenses	428,455	196,891	651,495	360,628

Loss From Operations	(398,455)	(195,272)	(621,495)	(354,499)

Other Income (Expense):
Other income	23,200	-	23,200	-
Interest expense, net	(31,088)	3,226	(46,048)	6,041

Total Other Income (Expense)	(7,888)	3,226	(22,848)	6,041

Net Loss	$(406,343)	$(192,046)	$(644,343)	$(348,458)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	214,981,071	208,650,741	214,965,990	208,650,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2021 AND 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2020	-	$-	214,950,741	$144,547	$11,307,806	$(12,754,027)	$(1,301,674)

Stock based compensation - options	-	-	-	-	10,688	-	10,688

Net Loss	-	-	-	-	-	(238,000)	(238,000)

Balance at February 28, 2021	-	-	214,950,741	144,547	11,318,494	(12,992,027)	(1,528,986)

Stock based compensation - shares	-	-	430,000	430	24,245	-	24,675

Stock based compensation - options	-	-	-	-	44,148	-	44,148

Net Loss	-	-	-	-	-	(375,753)	(375,753)

Balance at May 31, 2021	-	$-	215,380,741	$144,977	$11,386,887	$(13,367,780)	$(1,866,506)

Balance at November 30, 2019	-	-	208,650,741	138,247	10,364,990	(11,248,870)	(745,633)

Forgiveness of related party liabilities	-	-	-	-	150,257	-	150,257

Beneficial conversion feature on convertible debt	-	-	-	-	88,250	-	88,250

Net Loss	-	-	-	-	-	(156,412)	(156,412)

Balance as of February 29, 2020	-	-	208,650,741	138,247	10,603,497	(11,405,282)	(663,538)

Stock based compensation - options	-	-	-	-	30,335	-	30,335

Net loss	-	-	-	-	-	(192,046)	(192,046)

Balance as of May 31, 2020	-	$-	208,650,741	$138,247	$10,633,832	$(11,597,328)	$(825,249)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2021	May 31, 2020
Cash Flows From Operating Activities:
Net loss	$(644,343)	$(348,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	772
Stock based compensation	79,511	30,335
Amortization of debt discount	21,775	17,354
Settlement liability	-	(50,000)
Non-cash effect of right of use asset	401	-
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	12,700
Prepaid expenses and other current assets	4,376	(33,332)
Accounts payable and accrued expenses	42,359	(25,582)

Net Cash Used In Operating Activities	(525,921)	(396,211)

Cash Flows From Financing Activities:
Bank overdraft	-	53,795
Advances from related parties	569,461	160,796
Proceeds from convertible notes payable - affiliated entities	-	178,000
Payments on notes due to officers	(38,100)	(4,780)

Net Cash Provided By Financing Activities	531,361	387,811

Net Increase (Decrease) In Cash	5,440	(8,400)

Cash - Beginning of Period	7,450	8,400

Cash - End of Period	$12,890	$-

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$4,383.00
Income taxes paid	$-	$-
Noncash investing and financing activities:
Forgiveness of accounts payable due to USMC	$-	$150,257
Vendors paid for on behalf of the Company by USMC	$22,150	$-
Due to affiliates exchanged for convertible debt	$1,401,769	$-

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At May 31, 2021, the Company had a significant accumulated deficit of approximately $13,398,000 and working capital deficit of approximately $1,101,000. For the six months ended May 31, 2021, the Company had a loss from operations of approximately $621,000 and negative cash flows from operations of approximately $526,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing will provide the necessary funding for the Company to continue as a going concern. However, there currently are no arrangements or agreements for such financing and management cannot guarantee any potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of these this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended November 30, 2020 in our Form 10-K filed on March 16, 2021 with the SEC. The results of the three and six months ended May 31, 2021 (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2021.

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

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 60 and therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date the Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the six months ended May 31, 2021:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$30,000	$-	$30,000

Revenue consists of the following by product offering for the six months ended May 31, 2020:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$6,129	$-	$-	$6,129

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of May 31, 2021 and November 30, 2020.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. At May 31, 2021 and November 30, 2020, the Company has determined that an allowance of $18,277 for doubtful accounts was necessary.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of May 31, 2021, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and six months ended May 31, 2021 and 2020.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no shipping and handling costs incurred during the three and six months ended May 31, 2021 and 2020.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $42,000 and $2,052 for the six months ended May 31, 2021 and 2020, respectively, and $26,000 and $490 for the three months ended May 31, 2021 and 2020, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three and six months May 31, 2021 and 2020.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Six Months Ended
	May 31, 2021	May 31, 2020

Convertible Notes	129,117,358	1,112,500
Stock Options	1,595,000	550,000
Total	130,712,358	1,662,500

	Three Months Ended
	May 31, 2021	May 31, 2020

Convertible Notes	129,117,358	1,112,500
Stock Options	1,595,000	550,000
Total	130,712,358	1,662,500

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party through 19% beneficial ownership of the Company, pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest shall be payable in full in cash at the closing which can occur at any time before April 1, 2022. As of May 31, 2021, the Company has yet to close on the purchase.

NOTE 5 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at May 31, 2021. The balance on the note was $25,000 as of May 31, 2021 and November 30, 2020. See (Note 10). Total interest expense on the note was $748 and $752 for the six months ended May 31, 2021 and 2020, respectively. Total interest expense on the note was $370 for the three months ended May 31, 2021 and 2020.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, CEO and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the six months ended May 31, 2021, the Company repaid $38,100 towards the outstanding balance of the note. The balance on the note was $89,716 and $127,816 as of May 31, 2021 and November 30, 2020, respectively (See Note 11). Total interest expense on the note was $3,368 and $4,834 for the six months ended May 31, 2021 and 2020, respectively. Total interest expense on the note was $1,500 and $2,916 for the three months ended May 31, 2021 and 2020, respectively.

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

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $2,417 and $4,783 for the three and six months ended May 31, 2021 and 2020, respectively. Total interest expense on Tranche #1 was approximately $250 and $500 for the three and six months ended May 31, 2021 and 2020, respectively.

January 1, 2020

On January 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 11), the Company issued a two-year convertible promissory note in the amount of $86,000 to USMC, with a maturity date of January 1, 2022 (“Tranche #2”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.16 per share.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $8,029 and $6,662 for the six months ended May 31, 2021 and 2020, respectively. Total straight-line amortization of this discount totaled $4,059 for the three months ended May 31, 2021 and 2020. Total interest expense on Tranche #2 was approximately $2,100 and $1,780 for the six months ended May 31, 2021 and 2020, respectively. Total interest expense on Tranche #2 was approximately $1,040 and $1,080 for the three months ended May 31, 2021 and 2020, respectively.

February 1, 2020

On February 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 11), the Company issued a two-year convertible promissory note in the amount of $72,000 to USMC, with a maturity date of February 1, 2022 (“Tranche #3”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the Holder, at a conversion price of $0.16 per share.

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $8,963 and $5,910 for the six months ended May 31, 2021 and 2020, respectively. Total straight-line amortization of this discount totaled $4,531 for the three months ended May 31, 2021 and 2020. Total interest expense on Tranche #3 was approximately $1,785 and $1,200 for the six months ended May 31, 2021 and 2020, respectively. Total interest expense on Tranche #3 was approximately $900 for the three months ended May 31, 2021 and 2020.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC, a related party, (See Note 11), the Company issued a two-year convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. Total interest expense on Tranche #4 was approximately $10,100 and $20,300 for the three and six months ended May 31, 2021, respectively.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021 securities purchase agreement with USMC, a related party, (See Note 11), the Company issued a two-year convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. Total interest on Tranche #5 was approximately $5,800 for the three and six months ended May 31, 2021.

Convertible Promissory Note – US Mine, LLC

On May 27, 2021, in connection with the Materials Extraction Agreement (the “Extraction Agreement”) with US Mine, LLC, a related party, (See Note 11), the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of the initial trading date on such national securities exchange, and (iii) the remaining 25% on or after the twelve-month anniversary of the initial trading date. Total interest on the US Mine Note was approximately $10,300 for the three and six months ended May 31, 2021.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	May 31, 2021	November 30, 2020

Accounts payable	$77,988	$84,600
Accrued interest – related party	81,800	39,948
Accrued compensation	21,138	39,492
Accrued expenses	3,323	-
Accounts payable and accrued expenses	$184,249	$164,040

NOTE 7 – LEASES

With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities.

The Company is a party to a two-year lease, with USMC, a related party, for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 11). The Ione Lease expires in November 2022 (subject to automatic extensions of one month) and has an annual base rental during the initial term of $1,500.

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

The following table presents net lease cost and other supplemental lease information:

Six Months Ended May 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$9,000
Short term lease cost	-
Sublease income	-
Net lease cost	$9,000

Operating lease – operating cash flows (fixed payments)	$9,000
Operating lease – operating cash flows (liability reduction)	$8,265
Non-current leases – right of use assets	$24,169
Current liabilities – operating lease liabilities	$17,161
Non-current liabilities – operating lease liabilities	$7,407

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended May 31, 2021:

Fiscal Year	Operating Leases
Remainder of 2021	$9,000
2022	16,500
Total future minimum lease payments	25,500
Amount representing interest	(932)
Present value of net future minimum lease payments	$24,568

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum amount of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019 in the normal course, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the midst of the arbitration discovery phase. An arbitration hearing date has been scheduled for January 24, 2022.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. The June 2021 trial date was postponed due to Covid-related delays but is in the process of being rescheduled.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in settlement negotiations. The Company believes its potential exposure to be approximately $400,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheet at May 31, 2021.

On April 16, 2021, LexisNexis, a division of RELX, Inc., filed a Complaint against the Company and its former attorney, Michael Kessler, Esq., in the Superior Court of the State of California, Amador County (Case No. 21-CV-12123). This is a limited jurisdiction lawsuit seeking payment of $18,211. The basis of the Complaint is that Mr. Kessler incurred this debt to LexisNexis, a legal research company. Mr. Kessler is alleged to have failed to pay the annual bill. After the matter was sent to collections, it is the Company’s understanding that Mr. Kessler claimed that he was employed by the Company as its general counsel at the time and that Purebase is therefore responsible for payment. The Company strongly disputes this characterization and maintains that it has no obligation to LexisNexis under the facts or the law. The Company and LexisNexis are engaged in settlement negotiations. The Company believes its potential exposure to be $0 and that the lawsuit will be dismissed.

Contractual Matters

USMC

On November 1, 2013, the Company entered into an agreement with USMC, a related party, under which USMC performs services relating to various technical evaluations and mine development for various mining properties/rights owned by the Company. Terms of services and compensation are determined for each project undertaken by USMC.

On October 12, 2018, the Board approved a material supply agreement with USMC, a related party, pursuant to which USMC provides designated natural resources to the Company at predetermined prices (See Note 11).

NOTE 9 – STOCKHOLDERS’ DEFICIT

Equity Transactions During the Period

During the six months ended May 31, 2021, the Company issued an aggregate of 350,000 shares of common stock with a fair value range between $0.07 and $0.15 per share to an investment banking firm pursuant to an investment banking agreement for services rendered to the Company.

During the six months ended May 31, 2021, the Company issued 80,000 shares of common stock with a fair value of $0.15 per share to a director pursuant to a directors agreement for services rendered.

Note 10 – StocK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of May 31, 2021, options to purchase an aggregate of 50,000 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

The Company granted options to purchase 250,000 shares of common stock during the six months ended May 31, 2021.

The Company granted options to purchase an aggregate of 450,000 shares of common stock during the six months ended May 31, 2020.

The weighted average grant date fair value of options granted and vested during the six months ended May 31, 2021 was $36,708 and $19,481, respectively. The weighted average grant date fair value of options granted and vested during the six months ended May 31, 2020, was $23,905 and $27,088, respectively. The weighted average non-vested grant date fair value of non-vested options was $32,030 at May 31, 2021.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2020	1,345,000	$1.18
Granted	250,000	0.10
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2021	1,595,000	1.01

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at May 31, 2021:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	3.14	$0.099	200,000
0.10	645,000	4.29	0.10	350,000
0.12	50,000	7.32	0.12	50,000
3.00	500,000	5.76	3.00	500,000
	1,595,000	4.24	$1.01	1,100,000

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

On April 8, 2021, the Company granted a director an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a fair value of $36,708. These options vest one year from the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.15; strike price - $0.10; expected volatility – 281%; risk-free interest rate – 0.85%; dividend rate – 0%; and expected term – 2.50 years.

The aggregate intrinsic value totaled $448,350 and was based on the Company’s closing stock price of $0.51 as of May 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

Total compensation expense related to the options was $44,148 and $54,836 for the three months ended May 31, 2021 and 2020, respectively. Total compensation expense related to the options was $24,246 and $30,335 for the six months ended May 31, 2021 and 2020, respectively. As of May 31, 2021, there was $36,428 in future compensation cost related to non-vested stock options.

NOTE 11 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at May 31, 2021.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. During the three and six months ended May 31, 2021 the Company made $12,000 in purchases from USMC. During the three and six months ended May 31, 2020, the Company did not make any purchases from USMC. No services were rendered by USMC for the three and six months ended May 31, 2021 and 2020. In addition, during the three and six months ended May 31, 2021, USMC paid $22,150 to the Company’s vendors and creditors on behalf of the Company which is recorded as part of due to affiliates on the Company’s unaudited condensed consolidated balance sheets. During the three and six months ended May 31, 2020, USMC made no payment to the Company’s vendors and creditors on behalf of the Company. During the three and six months ended May 31, 2021 and 2020, USMC made cash advances to the Company of $316,000 and $558,077 and $33,000 and $125,000, respectively, which are recorded as part of due to affiliates on the Company’s unaudited condensed consolidated balance sheets. During the six months ended June 30, 2021, the Company and USMC converted an aggregate of $1,401,769 of outstanding payables into two convertible notes (See Note 5). The balance due to USMC was $269,616 and $1,091,158 at May 31, 2021 and November 30, 2020, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of May 31, 2021, USMC has purchased notes totaling $1,000,000 with maturity dates ranging from December 1, 2021 through November 25, 2022 (See Note 5). Interest expense on these notes totaled $12,466 and $3,461 for the three months ended May 31, 2021 and 2020, respectively. Interest expense on these notes totaled $24,795 and $3,461 for the six months ended May 31, 2021 and 2020, respectively, and is recorded as part of accrued expenses on the unaudited condensed consolidated balance sheets.

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. As of May 31, 2021, USMC has purchased notes totaling $579,8769 with a maturity date of March 17, 2023 (See Note 5). Interest expense on these notes totaled $5,877 for the three and six months ended May 31, 2021 and is recorded as part of accrued expenses on the unaudited condensed consolidated balance sheets.

The outstanding balance due on the above notes to USMC is $1,579,769 and $178,000 at May 31, 2021 and November 30, 2020, respectively.

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

US Mine LLC

On May 27, 2021, the Company entered into the Extraction Agreement with US Mine LLC, pursuant to which the Company acquired the right to extract up to 100,000,000 of certain raw clay materials. The Extraction Agreement is effective until 100,000,000 tons of material are extracted. As compensation for such right the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at the rate of 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company’s common stock is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of such initial trading date, and (iii) the remaining 25% on or after the twelve-month anniversary of such initial trading date. In addition, the Company will pay US Mine LLC a royalty fee of $5.00 per ton of materials extracted and any royalty not paid in a timely manner with be subject to 15% interest per annum and compounded monthly.

Subsequent to May 31, 2021, on October 6, 2021, and prior to consummation of activities under the Extraction Agreement, the Company and US Mine executed an amendment to the Extraction Agreement (the “Amendment”) (See Note 13). Pursuant to the Amendment, the Note was cancelled and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028 was issued to US Mine as compensation. Shares subject to the option vest as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023.

Leases

On October 1, 2020 the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7).

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2021, the Company repaid $38,100 towards the balance of the note. As of May 31, 2021 and November 30, 2020, the principal balance due on this note was $89,716 and $127,816, respectively, and is recorded as Note Payable to Officer on the unaudited condensed consolidated balance sheet. Total interest expense on the note was $3,368 and $4,834 for the six months ended May 31, 2021 and 2020, respectively. Total interest expense on the note was $1,500 and $2,916 for the three months ended May 31, 2021 and 2020, respectively.

NOTE 12 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of May 31, 2021 and November 30, 2020, the Company had no deposits in excess of the FDIC insured limit.

Revenues

One customer accounted for 100% of total revenue for the six months ended May 31, 2021.

Three customers accounted for 100% of total revenue for the six months ended May 31, 2020, as set forth below:

Customer A	74%
Customer B	16%
Customer C	10%

Accounts Receivable

One customer accounted for 92% of the accounts receivable as of May 31, 2021.

Two customers accounted for 100% of the accounts receivable as of November 30, 2020, as set forth below:

Customer A	80%
Customer B	20%

Vendors

Three vendors accounted for 84% of purchases as of May 31, 2021, as set forth below:

Vendor A	57%
Vendor B – related party	15%
Vendor C	11%

One supplier accounted for 85% of purchases as of November 30, 2020.

NOTE 13 – SUBSEQUENT EVENTS

On October 6, 2021, prior to the consummation of activities under the Extraction Agreement, the Company and US Mine executed an amendment to the Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was cancelled and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine as compensation. Shares subject to the option vest as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023.

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

In the construction sector, the Company’s focus since 2020 has been to develop and test a kaolin-based product that will help create a lower CO2-emitting concrete through the use of high-quality SCM’s. The Company is developing a SCM that it believes can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM products in the construction-materials sector.

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

Recent Developments

Minerals Extraction Agreement and Convertible Debt – US Mine LLC

On May 27, 2021, the Company entered in a Materials Extraction Agreement (the “Extraction Agreement”) with US Mine LLC, a California limited liability company (“US Mine”), pursuant to which the Company acquired the right to extract up to 100,000,000 of metakaolin supplementary cementitious materials (“SCM”) from property owned by US Mine in Ione, California (the “Property”), for a purchase price of $50,000,000, which was paid through the Company’s issuance to US Mine of a ten-year convertible promissory note (the “Note”) in the principal amount of $50,000,000. The Extraction Agreement will remain in effect until such time as 100,000,000 tons of SCM have been extracted from the Property, or the Extraction Agreement is sooner terminated.

On October 6, 2021, prior to the consummation of activities under the Extraction Agreement, the Company and US Mine executed an amendment to the Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the Note was cancelled and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine as compensation. Shares subject to the option vest as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023.

In addition, the Company will pay US Mine LLC a royalty fee of $5.00 per ton of materials extracted and any royalty not paid in a timely manner will be subject to 15% interest per annum and compounded monthly.

A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also owners and manager members of US Mine.

Results of Operations

Comparison of the Three Months Ended May 31, 2021 and the Three Months Ended May 31, 2020

A comparison of the Company’s operating results for the three months ended May 31, 2021 and May 31, 2020 are summarized as follows:

	May 31,	May 31,
	2021	2020	Variance
Revenues	$30,000	$1,619	$28,381
Operating expenses:
Selling, general & administrative	412,861	193,456	219,405
Product fulfillment, exploration and mining	15,594	3,435	12,159
Loss from operations	(398,455)	(195,272)	(194,183)
Other income (expense)	(7,888)	3,226	(11,114)
Net Loss	$(406,343)	$(192,046)	$(214,297)

Revenues

Revenue increased by $28,381, or 1,752%, for the three months ended May 31, 2021 as compared to the three months ended May 31, 2020, primarily due to the Company’s clients not buying product during the three months ended May 31, 2020 due to buying more than they anticipated needing in prior periods.

Operating Costs and Expenses

Selling, general and administrative expenses increased by $219,405, or 113%, for the three months ended May 31, 2021, as compared to the three months ended May 31, 2020, due to an increase of approximately (i) $38,000 in stock based compensation, (ii) $26,000 in advertising and marketing costs, (iii) $140,000 in payroll expenses resulting primarily from the Company hiring a chief financial officer and additional workforce.

Product fulfillment and exploration and mining expenses for the three months ended May 31, 2021 increased by $12,159, or 353%, as compared to the three months ended May 31, 2020, primarily due to the increase in revenue during the three months ended May 31, 2021.

Other Income (Expense)

Other income (expense) decreased by $11,114, or 345%, for the three months ended May 31, 2021, as compared to the three months ended May 31, 2020, primarily due to an increase in interest expense as a result of the Company issuing $50,597,769 of convertible debt to USMC during the three months ended May 31, 2021.

Comparison of the Six Months Ended May 31, 2021 and the Six Months Ended May 31, 2020

A comparison of the Company’s operating results for the six months ended May 31, 2021 and May 31, 2020 are summarized as follows:

	May 31,	May 31,
	2021	2020	Variance
Revenues	$30,000	$6,129	$23,871
Operating expenses:
Selling, general & administrative	633,787	355,434	278,353
Product fulfillment, exploration and mining	17,708	5,194	12,514
Loss from operations	(621,495)	(354,499)	(266,996)
Other income (expense)	(22,848)	6,041	(28,889)
Net Loss	$(644,343)	$(348,458)	$(295,885)

Revenues

Revenue increased by $23,871, or 389%, for the six months ended May 31, 2021 as compared to the six months ended May 31, 2020, primarily due to the Company’s clients not buying product during the six months ended May 31, 2020 due to buying more than they anticipated needing in prior periods.

Operating Costs and Expenses

Selling, general and administrative expenses increased by $278,353, or 78%, for the six months ended May 31, 2021, as compared to the six months ended May 31, 2020, due to an increase of approximately (i) $18,000 in stock based compensation, (ii) $40,000 in advertising and marketing costs, (iii) $190,000 in payroll expenses resulting primarily from the Company hiring a chief financial officer and additional workforce.

Product fulfillment and exploration and mining expenses for the six months ended May 31, 2021 increased by $12,514, or 241%, as compared to the six months ended May 31, 2020, primarily due to the increase in revenue during the six months ended May 31, 2021.

Other Income (Expense)

Other income (expense) decreased by $28,889, or 478%, for the six months ended May 31, 2021, as compared to the six months ended May 31, 2020, primarily due to an increase in interest expense as a result of the Company issuing $51,401,769 of convertible debt to USMC during the six months ended May 31, 2021.

Liquidity and Capital Resources

As of May 31, 2021, we had $12,890 in cash on hand and a working capital deficiency of $1,101,498, as compared to cash on hand of $7,450 and a working capital deficiency of $1,792,674 as of November 30, 2020. The decrease in working capital deficiency is mainly due to an approximate $1,401,000 decrease in due to affiliated entities as a result of the conversion of $1,401,000 in payables to a convertible note payable.

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

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through May 31, 2021, of approximately $13.4 million, as well as negative cash flows from operating activities. During the six months ended May 31, 2021, the Company received net cash proceeds of approximately $569,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of May 31, 2021, in comparison to our working capital deficiency as of November 30, 2020, can be summarized as follows:

	May 31,	November 30,
	2021	2020
Current assets	$46,404	$15,340
Current liabilities	1,147,902	1,808,014
Working capital deficiency	$1,101,498	$1,792,674

The increase in current assets is primarily due to an increase in accounts receivable of $30,000. The decrease in current liabilities is primarily due to a decrease in due to affiliated entities of approximately $821,000 during the six months ended May 31, 2021.

Cash Flows

	Six Months Ended
	May 31, 2021	May 31, 2020
Net cash used in operating activities	$(525,921)	$(396,211)
Net cash provided by financing activities	531,361	387,811
Increase (decrease) in cash	$5,440	$(8,400)

Operating Activities

Net cash used in operating activities was $525,921 for the six months ended May 31, 2021, primarily due to a net loss of $644,343 which was partially offset by non-cash expenses of $101,687 related to stock based compensation and amortization of debt discount and $16,735 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. Net cash used in operating activities was $396,211 for the six months ended May 31, 2020, primarily due to a net loss of $348,458 which was partially offset by non-cash expenses of $1,539 related to stock based compensation, amortization of debt discount, and lawsuit settlement liability and $46,214 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result in increases in prepaid expenses and other current assets, partially offset by a decrease in accounts receivable and accounts payable and accrued expenses.

Investing Activities

There were no investing activities during the six months ended May 31, 2021 and May 31, 2020.

Financing Activities

For the six months ended May 31, 2021, net cash provided by financing activities was $531,361, primarily due to $569,461 advanced to the Company by USMC.

For the six months ended May 31, 2020, net cash provided by financing activities was $387,811, which was primarily due to $178,000 received from convertible notes payable with USMC and $161,000 advanced to the Company by USMC.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of May 31, 2021 due to the material weaknesses in internal control over financial reporting described below.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of formal policies and procedures;
●	Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner;
●	Lack of personnel with GAAP experience.

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

Changes in Internal Control Over Financial Reporting

On March 25, 2021, Michael Fay resigned as the Company’s Chief Financial Officer.

Other than what is stated above there have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum amount of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019 in the normal course, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the midst of the arbitration discovery phase. An arbitration hearing date has been scheduled for January 24, 2022.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019 Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019 and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. The June 2021 trial date was postponed due to Covid-related delays, but is in the process of being rescheduled.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in settlement negotiations. The Company believes its potential exposure to be approximately $400,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheet at May 31, 2021.

On April 16, 2021, LexisNexis, a division of RELX, Inc., filed a Complaint against the Company and its former attorney, Michael Kessler, Esq., in the Superior Court of the State of California, Amador County (Case No. 21-CV-12123). This is a limited jurisdiction lawsuit seeking payment of $18,211.30. The basis of the Complaint is that Mr. Kessler incurred this debt to LexisNexis, a legal research company. Mr. Kessler is alleged to have failed to pay the annual bill. After the matter was sent to collections, it is the Company’s understanding that Mr. Kessler claimed that he was employed by Purebase Corporation as its general counsel at the time and that the Company is therefore responsible for payment. The Company strongly disputes this characterization and maintains that it has no obligation to LexisNexis under the facts or the law. The Company and LexisNexis are engaged in settlement negotiations. The Company believes its potential exposure to be $0 and that this lawsuit will be dismissed.

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

On May 14, 2021, the Company issued 80,000 shares of common stock to a director pursuant to a directors agreement for services rendered.

On May 27, 2021, the Company issued an aggregate of 350,000 shares of common stock to an investment banking firm pursuant to an investment banking agreement for services rendered to the Company.

On April 8, 2021, the Company granted a director an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.10 per share. These options vest one year from the grant date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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
Date: October 13, 2021

