Form 10-Q
period 2021-08-31
PureBase Corp
filed 2021-10-28
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: August 31, 2021

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

As of October 25, 2021, there were 215,380,751 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31,	November 30,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$12,777	$7,450
Accounts receivable, net of allowances for uncollectables of $18,277	371,200	2,500
Prepaid expenses and other assets	6,314	5,390
Total Current Assets	390,291	15,340

Property and equipment, net	620,000	620,000
Right of use asset	19,904	-

Total Assets	$1,030,195	$635,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$171,225	$164,040
Settlement liability	400,000	400,000
Lease liability	17,377	-
Note payable to officer	88,716	127,816
Due to affiliated entities	691,000	1,091,158
Convertible notes payable - related party, net of discount of $16,217	161,783	-
Notes payable, related party	25,000	25,000
Total Current Liabilities	1,555,101	1,808,014

Lease liability, net of current portion	2,981	-
Convertible notes payable - related party, net of current portion, and net of discount of $- and $49,000, respectively	1,401,769	129,000

Total Liabilities	2,959,851	1,937,014

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 215,380,741 shares issued and outstanding, at August 31, 2021 and November 30, 2020, respectively	144,977	144,547
Additional paid in capital	11,405,802	11,307,806
Accumulated deficit	(13,480,435)	(12,754,027)

Total Stockholders’ Deficit	(1,929,656)	(1,301,674)

Total Liabilities and Stockholders’ Deficit	$1,030,195	$635,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020

Revenue, net	$338,700	$169,980	$368,700	$176,109

Operating Expenses:
Selling, general and administrative	293,293	405,291	927,080	760,725
Product fulfillment	85,343	34,751	103,051	39,945
Total Operating Expenses	378,636	440,042	1,030,131	800,670

Loss From Operations	(39,936)	(270,062)	(661,431)	(624,561)

Other Income (Expense):
Other income	-	3,856	23,200	3,856
Interest expense, net	(42,129)	(4,554)	(88,177)	1,487

Total Other Income (Expense)	(42,129)	(698)	(64,977)	5,343

Net Loss	$(82,065)	$(270,760)	$(726,408)	$(619,218)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	215,380,741	214,782,609	215,105,759	210,687,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2021 AND 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2020	-	$-	214,950,741	$144,547	$11,307,806	$(12,754,027)	$(1,301,674)
Stock based compensation - options	-	-	-	-	10,688	-	10,688
Net Loss	-	-	-	-	-	(238,000)	(238,000)
Balance at February 28, 2021	-	-	214,950,741	144,547	11,318,494	(12,992,027)	(1,528,986)
Stock based compensation - shares	-	-	430,000	430	24,245	-	24,675
Stock based compensation - options	-	-	-	-	44,148	-	44,148
Net Loss	-	-	-	-	-	(406,343)	(406,343)
Balance at May 31, 2021	-	-	215,380,741	144,977	11,386,887	(13,398,370)	(1,866,506)
Stock based compensation - shares	-	-	-	-	13,837	-	13,837
Stock based compensation - options	-	-	-	-	5,078	-	5,078
Net Loss	-	-	-	-	-	(82,065)	(82,065)
Balance at August 31, 2021	-	$-	215,380,741	$144,977	$11,405,802	$(13,480,435)	$(1,929,656)

Balance at November 30, 2019	-	-	208,650,741	138,247	10,364,990	(11,248,870)	(745,633)
Forgiveness of related party liabilities	-	-	-	-	150,257	-	150,257
Beneficial conversion feature on convertible debt	-	-	-	-	88,250	-	88,250
Net Loss	-	-	-	-	-	(156,412)	(156,412)
Balance as of February 29, 2020	-	-	208,650,741	138,247	10,603,497	(11,405,282)	(663,538)
Stock based compensation - options	-	-	-	-	30,335	-	30,335
Net loss	-	-	-	-	-	(192,046)	(192,046)
Balance as of May 31, 2020	-	-	208,650,741	138,247	10,633,832	(11,597,328)	(825,249)
Common shares issued in Quove asset purchase	-	-	6,200,000	6,200	613,800	-	620,000
Stock based compensation - options	-	-	-	-	15,609	-	15,609
Net loss	-	-	-	-	-	(270,760)	(270,760)
Balance as of August 31, 2020	-	$-	214,850,741	$144,447	$11,263,241	$(11,868,088)	$(460,400)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2021	August 31, 2020
Cash Flows From Operating Activities:
Net loss	$(726,408)	$(619,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Doubtful Accounts	-	7,140
Depreciation	-	772
Stock based compensation	98,426	45,944
Amortization of debt discount	32,783	28,362
Settlement liability	-	5,976
Non-cash effect of right of use asset	454	-
Changes in operating assets and liabilities:
Accounts receivable	(368,700)	(81,066)
Prepaid expenses and other current assets	(924)	(53,625)
Accounts payable and accrued expenses	29,335	20,791

Net Cash Used In Operating Activities	(935,034)	(644,924)

Cash Flows From Financing Activities:
Advances from related parties	979,461	472,039
Proceeds from convertible notes payable - related party	-	178,000
Payments on notes due to officers	(39,100)	(4,780)

Net Cash Provided By Financing Activities	940,361	645,259

Net Increase In Cash	5,327	335

Cash - Beginning of Period	7,450	8,400

Cash - End of Period	$12,777	$8,735

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$4,383
Income taxes paid	$-	$-
Noncash investing and financing activities:
Forgiveness of accounts payable due to USMC	$-	$150,257
Vendors paid for on behalf of the Company by USMC	$22,150	$-
Due to affiliates exchanged for convertible debt	$1,401,769	$-
Purchase of assets from Quove Corporation	$-	$620,000

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At August 31, 2021, the Company had a significant accumulated deficit of approximately $13,480,000 and working capital deficit of approximately $1,165,000. For the nine months ended August 31, 2021, the Company had a loss from operations of approximately $661,000 and negative cash flows from operations of approximately $935,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021 as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing will provide the necessary funding for the Company to continue as a going concern. However, there currently are no arrangements or agreements for such financing and management cannot guarantee any potential debt or equity financing will be available or, if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended November 30, 2020, in our Annual Report on Form 10-K filed on March 16, 2021, with the SEC. The results (unaudited) of the three and nine months ended August 31, 2021, are not necessarily indicative of the results to be expected for the full year ended November 30, 2021.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries PureBase Agricultural, Inc., a Nevada corporation (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“USAM”). Intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, useful lives of property and equipment, deferred tax asset and valuation allowance, assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date the Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the nine months ended August 31, 2021:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$144,750	$223,950	$368,700

Revenue consists of the following by product offering for the nine months ended August 31, 2020:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$8,029	$133,220	$34,860	$176,109

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of August 31, 2021, and November 30, 2020.

Accounts Receivable

The Company periodically assesses its accounts receivable and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. At August 31, 2021, and November 30, 2020, the Company has determined that an allowance of $18,277 for doubtful accounts was necessary.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Useful lives by asset category are as follows:

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of August 31, 2021, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying amount to the forecasted undiscounted net cash flows from the operation to which the assets relate. If an operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down to their fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and nine months ended August 31, 2021 and 2020.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no shipping and handling costs incurred during the three and nine months ended August 31, 2021 and 2020.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $54,031 and $5,913 for the nine months ended August 31, 2021 and 2020, respectively, and $12,031 and $3,861 for the three months ended August 31, 2021 and 2020, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the three and nine months ended August 31, 2021 and 2020.

The following table summarizes the securities that were excluded from the diluted earnings per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Nine Months Ended
	August 31, 2021	August 31, 2020

Convertible Notes	129,117,358	1,112,500
Stock Options	1,595,000	1,050,000
Total	130,712,358	2,162,500

	Three Months Ended
	August 31, 2021	August 31, 2020

Convertible Notes	129,117,358	1,112,500
Stock Options	1,595,000	1,050,000
Total	130,712,358	2,162,500

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the Company’s Board of Directors (the “Board”) for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred.

Pursuant to ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. To value the stock options, the Company uses valuation methods and assumptions that are in line with the process for valuing employee stock options noted above.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – MINING RIGHTS

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the Bureau of Land Management (“BLM”), covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by the Company. All rights and obligations under the Preference Rights lease have been assigned to the Company by USMC. These rights were presented at their cost of $200,000. At November 30, 2020, the Company fully impaired the asset. This lease requires a payment of $7,503 per year to the BLM.

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014, US Mining and Minerals Corporation entered into a Purchase Agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, USMC, a related party, assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California, in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the BLM. An initial deposit of $50,000 was paid to escrow, and the Purchase Agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company.

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party through 19% beneficial ownership of the Company, pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest shall be payable in full in cash at the closing which can occur at any time before April 1, 2022. As of August 31, 2021, the Company has yet to close on the purchase.

NOTE 5 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2021. The balance on the note was $25,000 as of August 31, 2021, and November 30, 2020. See (Note 11). Total interest expense on the note was $1,126 and $1,122 for the nine months ended August 31, 2021 and 2020, respectively. Total interest expense on the note was $378 and $370 for the three months ended August 31, 2021 and 2020, respectively.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, CEO and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the nine months ended August 31, 2021, the Company repaid $39,100 towards the outstanding balance of the note. The balance on the note was $88,716 and $127,816 as of August 31, 2021, and November 30, 2020, respectively (See Note 11). Total interest expense on the note was $4,716 and $2,981 for the nine months ended August 31, 2021 and 2020, respectively. Total interest expense on the note was $1,500 and $1,933 for the three months ended August 31, 2021 and 2020, respectively.

Convertible Notes Payable – Related Party (USMC)

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

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $2,418 and $7,201 for the three and nine months ended August 31, 2021 and 2020, respectively. Total interest expense on Tranche #1 was approximately $250 and $750 for the three and nine months ended August 31, 2021 and 2020, respectively.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $12,088 and $10,721 for the nine months ended August 31, 2021 and 2020, respectively. Total straight-line amortization of this discount totaled $4,059 for the three months ended August 31, 2021 and 2020. Total interest expense on Tranche #2 was approximately $3,278 and $2,863 for the nine months ended August 31, 2021 and 2020, respectively. Total interest expense on Tranche #2 was approximately $1,100 and $700 for the three months ended August 31, 2021 and 2020, respectively.

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

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $13,494 and $10,440 for the nine months ended August 31, 2021 and 2020, respectively. Total straight-line amortization of this discount totaled $4,531 for the three months ended August 31, 2021 and 2020. Total interest expense on Tranche #3 was approximately $2,702 and $2,091 for the nine months ended August 31, 2021 and 2020, respectively. Total interest expense on Tranche #3 was approximately $900 and $600 for the three months ended August 31, 2021 and 2020, respectively.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC, a related party, (See Note 11), the Company issued a two-year convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. Total interest expense on Tranche #4 was approximately $10,500 and $30,800 for the three and nine months ended August 31, 2021, respectively.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021, securities purchase agreement with USMC, a related party, (See Note 11), the Company issued a two-year convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. Total interest on Tranche #5 was approximately $7,400 and $13,300 for the three and nine months ended August 31, 2021.

Convertible Note Payable – Related Party (US Mine, LLC)

On May 27, 2021, in connection with the Materials Extraction Agreement (the “Extraction Agreement”) with US Mine, LLC, a related party, (See Note 11), the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of the initial trading date on such national securities exchange, and (iii) the remaining 25% on or after the twelve-month anniversary of the initial trading date. Total interest on the US Mine Note was approximately $10,300 for the three and nine months ended August 31, 2021. Subsequent to August 31, 2021, this agreement was amended; refer to Note 11 for more detail of the amendment.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	August 31, 2021	November 30, 2020

Accounts payable	$25,525	$84,600
Accrued interest – related party	123,639	39,948
Accrued compensation	22,061	39,492
Accounts payable and accrued expenses	$171,225	$164,040

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

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended August 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$13,500
Short term lease cost	-
Sublease income	-
Net lease cost	$13,500

Operating lease – operating cash flows (fixed payments)	$13,500
Operating lease – operating cash flows (liability reduction)	$12,475
Non-current leases – right of use assets	$19,904
Current liabilities – operating lease liabilities	$17,377
Non-current liabilities – operating lease liabilities	$2,981

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended August 31, 2021:

Fiscal Year	Operating Leases
Remainder of 2021	$4,500
2022	16,500
Total future minimum lease payments	21,000
Amount representing interest	(642)
Present value of net future minimum lease payments	$20,358

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum amount of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in the normal course and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. The parties have recently stipulated to a continuance of the January 24, 2022, hearing and are in the process of selecting a new available arbitration hearing date with the arbitrator, Scott Silverman, which is tentatively scheduled for July 1 and 5-8, 2022, in Los Angeles.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018, and since that time, the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019, and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. A June 2021 trial date was postponed due to Covid-related delays but has been rescheduled to begin January 11, 2022.

On March 29, 2019, the Company was served with a complaint by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly, requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The parties are currently in settlement negotiations. The Company believes its potential exposure to be approximately $400,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheet at August 31, 2021.

On April 16, 2021, LexisNexis, a division of RELX, Inc., filed a Complaint against the Company and its former attorney, Michael Kessler, Esq., in the Superior Court of the State of California, Amador County (Case No. 21-CV-12123). This is a limited jurisdiction lawsuit seeking payment of $18,211. The basis of the Complaint is that Mr. Kessler incurred this debt to LexisNexis, a legal research company. Mr. Kessler was alleged to have failed to pay the annual bill. After the matter was sent to collections, it is the Company’s understanding that Mr. Kessler claimed that he was employed by the Company as its general counsel at the time and that Purebase was therefore responsible for payment. The Company strongly disputed this characterization and maintained that it had no obligation to LexisNexis under the facts or the law. The lawsuit was dismissed on August 23, 2021.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

Equity Transactions During the Period

During the nine months ended August 31, 2021, the Company issued an aggregate of 350,000 shares of common stock with a fair value range between $0.07 and $0.15 per share to an investment banking firm pursuant to an investment banking agreement for services rendered to the Company.

During the nine months ended August 31, 2021, the Company issued 80,000 shares of common stock with a fair value of $0.15 per share to a director pursuant to a director’s agreement for services rendered.

Note 10 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of August 31, 2021, options to purchase an aggregate of 50,000 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

The Company granted options to purchase 250,000 shares of common stock during the nine months ended August 31, 2021.

The Company granted options to purchase an aggregate of 450,000 shares of common stock during the nine months ended August 31, 2020.

The weighted average grant date fair value of options granted and vested during the nine months ended August 31, 2021, was $36,708 and $28,811, respectively. The weighted average grant date fair value of options granted and vested during the nine months ended August 31, 2020, was $21,438 and $22,446, respectively. The weighted average non-vested grant date fair value of non-vested options was $760 at August 31, 2021.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2020	1,345,000	$1.18
Granted	250,000	0.10
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2021	1,595,000	1.01

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at August 31, 2021:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	2.89	$0.099	200,000
0.10	645,000	4.03	0.10	645,000
0.12	50,000	7.07	0.12	50,000
3.00	500,000	4.50	3.00	500,000
	1,595,000	3.99	$1.01	1,395,000

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

The aggregate intrinsic value totaled $306,000 and was based on the Company’s closing stock price of $0.38 as of August 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

Total compensation expense related to the options was $5,078 and $10,739 for the three months ended August 31, 2021 and 2020, respectively. Total compensation expense related to the options was $59,914 and $62,177 for the nine months ended August 31, 2021 and 2020, respectively. As of August 31, 2021, there was $760 in future compensation cost related to non-vested stock options.

NOTE 11 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2021.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. During the three and nine months ended August 31, 2021, the Company made $12,000 in purchases from USMC. During the three and nine months ended August 31, 2020, the Company made $34,264 in purchases from USMC. No services were rendered by USMC for the three and nine months ended August 31, 2021 and 2020. In addition, during the three and nine months ended August 31, 2021, USMC paid $0 and $22,150, respectively, to the Company’s vendors and creditors on behalf of the Company which is recorded as part of due to affiliates on the Company’s unaudited condensed consolidated balance sheets. During the three and nine months ended August 31, 2020, USMC made no payment to the Company’s vendors and creditors on behalf of the Company. During the three and nine months ended August 31, 2021 and 2020, USMC made cash advances to the Company of $410,000 and $976,000 and $309,000 and $467,000, respectively, which are recorded as part of due to affiliates on the Company’s unaudited condensed consolidated balance sheets. During the nine months ended August 31, 2021, the Company and USMC converted an aggregate of $1,401,769 of outstanding payables into two convertible notes (See Note 5). The total balance due to USMC under such notes was $691,000 and $1,091,158 at August 31, 2021, and November 30, 2020, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of August 31, 2021, USMC has purchased notes totaling $1,000,000 with maturity dates ranging from December 1, 2021, through November 25, 2022 (See Note 5). Interest expense on these notes totaled $12,466 and $2,219 for the three months ended August 31, 2021 and 2020, respectively. Interest expense on these notes totaled $37,534 and $5,704 for the nine months ended August 31, 2021 and 2020, respectively, and is recorded as part of accrued expenses on the unaudited condensed consolidated balance sheets.

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. As of August 31, 2021, USMC has purchased notes totaling $5,798,769 with a maturity date of March 17, 2023 (See Note 5). Interest expense on these notes totaled $7,227 and $13,263 for the three and nine months ended August 31, 2021, respectively, and is recorded as part of accrued expenses on the unaudited condensed consolidated balance sheets.

The outstanding balance due on the above notes to USMC is $1,579,769 and $178,000 at August 31, 2021, and November 30, 2020, respectively.

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Material Supply Agreement entered into on October 12, 2018. All kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. Under the terms of the Supply Agreement, the Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC shall adjust the cost to the Company to conform to the more favorable terms. The initial term of the Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Agreement for a material breach which is not cured within 90 days.

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

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7).

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to Arthur Scott Dockter, President, CEO and a director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2021, the Company repaid $38,100 towards the balance of the note. As of August 31, 2021, and November 30, 2020, the principal balance due on this note was $88,716 and $127,816, respectively, and is recorded as Note Payable to Officer on the unaudited condensed consolidated balance sheet. Total interest expense on the note was $4,716 and $6,767 for the nine months ended August 31, 2021 and 2020, respectively. Total interest expense on the note was $1,347 and $1,933 for the three months ended August 31, 2021 and 2020, respectively.

NOTE 12 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of August 31, 2021, and November 30, 2020, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Four customers accounted for 98% of total revenue for the nine months ended August 31, 2021, as set forth below:

Customer A	46%
Customer B	24%
Customer C	17%
Customer D	11%

Three customers accounted for 80% of total revenue for the nine months ended August 31, 2020, as set forth below:

Customer A	42%
Customer B	20%
Customer C	18%

Accounts Receivable

Three customers accounted for 86% of the accounts receivable as of August 31, 2021, as set forth below:

Customer A	45%
Customer B	24%
Customer C	17%

Two customers accounted for 100% of the accounts receivable as of November 30, 2020, as set forth below:

Customer A	80%
Customer B	20%

Vendors

Three vendors accounted for 82% of purchases as of August 31, 2021, as set forth below:

Vendor A	55%
Vendor B	14%
Vendor C	13%

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

The Company utilizes the services of US Mine Corporation, a Nevada corporation (“USMC”) and a significant shareholder of the Company, for the development and contract mining of industrial mineral and metal projects throughout North America, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals to be utilized by the Company is obtained from properties owned or controlled by USMC. A. Scott Dockter and John Bremer are officers, directors, and owners of USMC.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2021, and the Three Months Ended August 31, 2020

A comparison of the Company’s operating results for the three months ended August 31, 2021, and August 31, 2020, are summarized as follows:

	August 31,	August 31,
	2021	2020	Variance
Revenues	$338,700	$169,980	$168,720
Operating expenses:
Selling, general & administrative	293,293	405,291	(111,998)
Product fulfillment, exploration and mining	85,343	34,751	50,592
Loss from operations	(39,936)	(270,062)	230,126
Other income (expense)	(42,129)	(698)	(37,575)
Net Loss	$(82,065)	$(270,760)	$188,695

Revenues

Revenue increased by $168,720, or 99%, for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020, primarily due to the Company acquiring new customers during the three months ended August 31, 2021.

Operating Costs and Expenses

Selling, general and administrative expenses decreased by $111,998, or 28%, for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020, primarily due to a decrease in professional fees.

Product fulfillment and exploration and mining expenses for the three months ended August 31, 2021, increased by $50,592, or 146%, as compared to the three months ended August 31, 2020, primarily due to the increase in revenue during the three months ended August 31, 2021.

Other Income (Expense)

Other expense increased by $37,575, or 5,936%, for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020, primarily due to an increase in interest expense as a result of the Company issuing additional convertible debt to USMC in the period since August 31, 2020.

Comparison of the Nine Months Ended August 31, 2021, and the Nine Months Ended August 31, 2020

A comparison of the Company’s operating results for the nine months ended August 31, 2021, and August 31, 2020, are summarized as follows:

	August 31,	August 31,
	2021	2020	Variance
Revenues	$368,700	$176,109	$192,591
Operating expenses:
Selling, general & administrative	927,080	760,725	166,355
Product fulfillment, exploration and mining	103,051	39,945	63,106
Loss from operations	(661,431)	(624,561)	(36,870)
Other income (expense)	(64,977)	5,343	(70,320)
Net Loss	$(726,408)	$(619,218)	$(107,190)

Revenues

Revenue increased by $192,591, or 109%, for the nine months ended August 31, 2021, as compared to the nine months ended August 31, 2020, primarily due to the Company acquiring new customers during the nine months ended August 31, 2021.

Operating Costs and Expenses

Selling, general and administrative expenses increased by $166,355, or 22%, for the nine months ended August 31, 2021, as compared to the nine months ended August 31, 2020, due to an increase in compensation and compensation-related expenses of approximately $273,000, partially offset by a decrease in professional fees of approximately $97,000.

Product fulfillment and exploration and mining expenses for the nine months ended August 31, 2021, increased by $63,106, or 158%, as compared to the nine months ended August 31, 2020, primarily due to the increase in revenue during the nine months ended August 31, 2021.

Other Income (Expense)

Other income (expense) decreased by $70,320, or 1,316%, for the nine months ended August 31, 2021, as compared to the nine months ended August 31, 2020, primarily due to an increase in interest expense as a result of the Company issuing additional convertible debt to USMC in the period since August 31, 2020.

Liquidity and Capital Resources

As of August 31, 2021, we had $12,777 in cash on hand and a working capital deficiency of $1,164,810, as compared to cash on hand of $7,450 and a working capital deficiency of $1,792,674 as of November 30, 2020. The decrease in working capital deficiency is mainly due to an approximate $1,401,000 decrease in due to affiliated entities as a result of the conversion of $1,401,000 in payables to a convertible note payable.

Future Financing

We will require additional funds to implement our growth strategy. We do not believe that our current cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve months. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient and consistent revenues to cover our operating expenses. Until we are able to establish a sufficient revenue stream from operations, our ability to meet our current financial liabilities and commitments will be primarily dependent upon proceeds from outside capital sources including USMC, an affiliated entity. There is no assurance that we will be able to obtain necessary capital or that our estimates of our capital requirements will prove to be accurate. Even if we are able to secure outside financing, it may not be available in the amounts or times when we require or on favorable terms. We currently do not have any agreements or understandings for additional financing. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan or cease operations.

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

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through August 31, 2021, of approximately $13.5 million, as well as negative cash flows from operating activities. During the nine months ended August 31, 2021, the Company received net cash proceeds of approximately $979,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of August 31, 2021, in comparison to our working capital deficiency as of November 30, 2020, can be summarized as follows:

	August 31,	November 30,
	2021	2020
Current assets	$390,291	$15,340
Current liabilities	1,555,101	1,808,014
Working capital deficiency	$1,164,810	$1,792,674

The increase in current assets is primarily due to an increase in accounts receivable of $368,700. The decrease in current liabilities is primarily due to a decrease in due to affiliated entities of approximately $400,000 during the nine months ended August 31, 2021.

Cash Flows

	Nine Months Ended
	August 31, 2021	August 31, 2020
Net cash used in operating activities	$(935,034)	$(644,924)
Net cash provided by financing activities	940,361	645,259
Increase (decrease) in cash	$5,327	$335

Operating Activities

Net cash used in operating activities was $935,034 for the nine months ended August 31, 2021, primarily due to a net loss of $726,408 which was partially offset by non-cash expenses of $116,391 related to stock-based compensation and amortization of debt discount and $340,289 of cash used by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts receivable. Net cash used in operating activities was $644,924 for the nine months ended August 31, 2020, primarily due to a net loss of $619,218 which was partially offset by non-cash expenses of $88,194 related to stock-based compensation, amortization of debt discount and lawsuit settlement liability and $113,900 of cash used by changes in the levels of operating assets and liabilities, primarily as a result of increases in prepaid expenses and other current assets and accounts receivable.

Investing Activities

There were no investing activities during the nine months ended August 31, 2021, and August 31, 2020.

Financing Activities

For the nine months ended August 31, 2021, net cash provided by financing activities was $940,361, primarily due to $979,461 advanced to the Company by USMC.

For the nine months ended August 31, 2020, net cash provided by financing activities was $645,259, which was primarily due to $472,039 advanced to the Company by USMC and $178,000 received from convertible notes payable with USMC.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of August 31, 2021, due to the material weaknesses in internal control over financial reporting described below.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and hope to implement changes in the future if and when resources permit, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses, including hiring a chief financial officer with relevant expertise and experience.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there are no pending legal proceedings to which the Company or its subsidiaries are a party or in which any director, officer or affiliate of the Company, any owner of record of beneficially or more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum amount of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in the normal course and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. The parties have recently stipulated to a continuance of the January 24, 2022, hearing and are in the process of selecting a new available arbitration hearing date with the arbitrator, Scott Silverman, which is tentatively scheduled for July 1 and 5-8, 2022, in Los Angeles.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019, and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. A June 2021 trial date was postponed due to Covid-related delays but has been rescheduled to begin January 11, 2022.

On March 29, 2019, the Company was served with a complaint by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The parties are currently in settlement negotiations. The Company believes its potential exposure to be approximately $400,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheet at August 31, 2021.

On April 16, 2021, LexisNexis, a division of RELX, Inc., filed a Complaint against the Company and its former attorney, Michael Kessler, Esq., in the Superior Court of the State of California, Amador County (Case No. 21-CV-12123). This is a limited jurisdiction lawsuit seeking payment of $18,211.30. The basis of the Complaint was that Mr. Kessler incurred this debt to LexisNexis, a legal research company. Mr. Kessler was alleged to have failed to pay the annual bill. After the matter was sent to collections, it is the Company’s understanding that Mr. Kessler claimed that he was employed by Purebase Corporation as its general counsel at the time and that the Company is therefore responsible for payment. The Company strongly disputed this characterization and maintained that it had no obligation to LexisNexis under the facts or the law. This lawsuit was dismissed on August 23, 2021.

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

Our business and operating results could be adversely impacted by the effects of epidemics, including but not limited to the COVID-19 pandemic. We are closely monitoring the impact of the COVID-19 global outbreak, although there remains significant uncertainty related to the public health situation globally.

Our results of operations could be adversely affected to the extent that such COVID-19, or any other epidemic, generally harms the global economy. In addition, our customers and/or personnel may be adversely impacted as a result of a health epidemic or other outbreak. Our operation may experience disruptions, such as temporary closure of our offices, facilities and/or those of our customers, suspension of services and the shut-down of our sales efforts. These disruptions may require us to curtail our sales efforts or even force us to reduce our workforce in an effort to conserve capital. Additionally, the continued spread of COVID-19 and the resulting uncertain market conditions may limit the Company’s ability to access capital and adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended August 31, 2021, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
32*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial
and Accounting Officer)
Date: October 27, 2021

