Form 10-K
period 2021-11-30
PureBase Corp
filed 2022-03-15
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,808,845.

As of March 11, 2022, there were 215,380,751 shares of the registrant’s common stock outstanding.

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

In the construction sector, the Company’s focus since 2020 has been to develop and test a kaolin-based product that will help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). The Company is developing a SCM that it believes can potentially replace up to 40% or more of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM products in the construction-materials sector.

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

The Company is building a brand family under the parent trade name “Purebase,” consisting of its Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops. It is also involved in the testing of soil amendment products based on humic and fulvic acids derived from leonardite.

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

Humic Advantage

In 2021, the Company hired a chemist to further develop a humic acid product derived from leonardite. The Company began field trials in the spring and fall of 2021 with produce and fruit growers, in both Arizona and California. Data collection by the growers of these experiments is still ongoing, however, anecdotal evidence suggests increased growth in wine grapes on depleted soil profiles with low organic matter. Although still in the early stages of field trials, the Company sold its first batch of humic acid to a produce grower in Arizona. The Company is currently expanding field trials into both wine grapes and produce.

Humic Advantage is a humic acid product derived from leonardite, locally sourced in Ione, California. Humic acid is a group of molecules heterogenous in nature, consisting of both aliphatic and aromatic carbons. We believe that humic acids are an important medium for soil health, water retention, and positive interactions with the soil microbiome. Humic acids can act as a chelator, interacting with other molecules in the soil profile, leading to a decrease in the leaching of metals and nutrients in some cases. Furthermore, some scientific publications have shown that the application of humic acid can lead to increases in plant dry mass, particularly in forage crops, due to increases in root matter and nodulation.

Agricultural Sector

Industry Overview

The Company’s current product, Shade Advantage WP, is a sun-protectant for various crops such as walnuts, watermelons, citrus, tomatoes, apples, cherries, and more. Currently undergoing field trials is an organic product that will be classified as a soil amendment, Humic Advantage. The overview below shows the size and scope of the crops that could potentially use products that we develop:

California’s Top 10 Agricultural Commodities in 2020

According to the California Department of Food and Agriculture (“CDFA”), California’s agricultural abundance includes more than 400 commodities and over a third of the country’s vegetables and two-thirds of the country’s fruits and nuts are grown in California. California’s top-10 valued commodities for the 2020 crop year are:

●	Dairy Products, Milk — $7.47 billion
●	Almonds — $5.62 billion
●	Grapes — 4.48 billion
●	Pistachios — $2.87 billion
●	Cattle and Calves — $2.74 billion
●	Lettuce — $2.28 billion
●	Strawberries — $1.99 billion
●	Tomatoes — $1.20 billion
●	Floriculture — $967 million
●	Walnuts — $958 million

According to the CDFA in 2020 California’s farms and ranches received $49.1 billion in cash receipts for their output. This represents a 3.3 percent decrease in cash receipts compared to the previous year.

According to the CDFA, California agricultural exports totaled $21.7 billion in 2019, an increase of 3.4% from 2018. Top commodities for export included almonds, pistachios, dairy and dairy products, wine and walnuts. California’s agricultural export statistics are produced by the University of California, Davis, Agricultural Issues Center.

California organic product sales totaled more than $10.4 billion in 2019, an increase of 3.5% from the prior year, according to the CDFA. Organic production encompasses over 2.5 million acres in the state and California is the only state in the U.S. with a USDA National Organic Program according to the CDFA.

North America humic acid market size was valued above $186.5 million in 2020 and is expected to grow over 11.7% from 2021 to 2027 according to data included in the North America Humic Acid Market Forecast released by the CDFA.

In 2019, as per the CDFA , the estimated number of farms in the U.S. were 2,023,400, representing a decline of 5,800 farms from 2018. The total land in farms decreased by 2,100,000 acres within the same period. We believe that this decline will drive farmers to improve crop yields within more limited space. We believe that humic acid can improve yield rates by enhancing soil texture, nutrient buffering capacity, water retention characteristics, and plant growth by enabling efficient uptake of nutrients from soil. We believe that humic acid aids in fighting soil erosion by increasing the ability of soil colloids to combine and by enhancing root system and plant development and can also reduce the water salination issues raised in the use of water-soluble mineral fertilizers.

In 2020, according to the CDFA, the horticultural segment held around 20% share in the North America humic acid market. We believe a positive outlook of floriculture, pomology, and olericulture will pave the way for product growth as humc acid is widely used as a biostimulant within these sectors. Humic acid helps in altering primary and secondary plant metabolism, improving root growth, and enhancing crop tolerance to environmental stresses. Humic acid is widely used in foliar applications along with fulvic acid to increase cell wall permeability and enable easy movement of nutrients through plants.

Distribution System

The Company sells its Shade Advantage product through several large agricultural distribution companies and co-ops including Helena Agri-Enterprises, LLC, Brandt, and Aligned Ag Distributors. Through this network of distribution companies, our products reach farmers and growers in the agricultural industry.

Competition in the Agricultural Sector

Major competitors with our agricultural products include:

●	PureShade with Calcium Carbonate: manufactured by Novasource, a division of Tessenederlo Kerley, Inc.

●	Surround: A kaolin-clay-based sun protectant manufactured by Novasource, a division of Tessenderlo Kerley, Inc.

●	BioFlora: a comprehensive agricultural products company based in Arizona.

●	Mesa Verde Humates, a division of Bio Huma Netics, a manufacturer of humate-based products based in New Mexico.

●	The Andersons Humic Solutions: A humic based products mining and manufacturing firm focused in the US Midwest, which produces highly competitive organic products which are sold and distributed throughout the United States.

●	Wilbur Ellis: one of the largest family-owned agricultural companies in the world and has grown into a $3 billion business since opening in 1921.

Construction Sector

Industry Overview

We are developing SCMs for the construction material markets, particularly the cement markets.

Domestic Production and Use

Most portland cement is used to make concrete, mortars, or stuccos, and competes in the construction sector with concrete substitutes, such as aluminum, asphalt, clay brick, fiberglass, glass, gypsum (plaster), steel, stone, and wood. Certain materials, especially fly ash and ground granulated blast furnace slag, develop good hydraulic cementitious properties by reacting with lime, such as that released by the hydration of portland cement. Where readily available (including as imports), these SCMs are increasingly being used as partial substitutes for portland cement in many concrete applications and are components of finished blended cements. Clay-based SCM’s may also offer high strength in addition to being able to replace more cement than traditional fly ash.

The Portland Cement Association (“PCA”) reports that cement consumption rose by 3.6% year-on-year in the first 11 months of 2021. According to the PCA, the U.S. is also set to spend $1 trillion on new and rehabilitated infrastructure projects which we believe would consume 46 Metric Tons of cement over a five-year program. Over a quarter of this amount would be used on roads, bridges and resiliency structures.

We believe that production and use of cement will increase in the upcoming years due to President Biden’s signing a $1.2 trillion infrastructure bill into law in November, 2021, which is anticipated to provide $550 billion of new federal investments in America’s infrastructure over five years, including bridges, roads, broadband, water and energy systems. We believe that funds are needed for safe travel, as well as the efficient transport of goods and produce across the country. The nation’s infrastructure system earned a C- score from the American Society of Civil Engineers in 2021.

As per the PCA, the current infrastructure legislation provides for a $110 billion investment in roads, bridges and major infrastructure projects. Included is $40 billion for bridge repair, replacement and rehabilitation and $16 billion for major projects that would be too large or complex for traditional funding programs. It is believed that 173,000 miles of the nation’s highways and major roads are in poor condition, as are 45,000 bridges.

Competition

Potential competitors in the SCM space include other kaolin producers that are located in the eastern U.S. (predominantly Georgia), including BASF Corporation, Thiele Kaolin Company, Active Minerals International, LLC, Burgess Pigment Company, IMERYS, and KaMin LLC. Other potential competitors include fly ash distributors, notably Boral Industries, Inc. and Waste Management, Inc., and existing coal burning power plants (which produces fly ash as a byproduct of energy production.)

Currently in the western U.S., there are coal burning plants in Nevada, Utah, Oregon, and Washington. There are coal burning plants in Mexico and India from which fly ash can be imported. Other potential competitors are steel mills from which slag is produced as a byproduct of production (which is also a material that can replace fly ash.)

Newer technology could produce further competition, such as CO2-entrained concrete products that are produced by companies like Climeworks, a direct air capture company that vacuums carbon out of the air. Carbon entrainment companies include Carbon Engineering Ltd, and Carbon Cure Technologies, which has received significant investments by Bill Gates, Microsoft, Amazon, and others.

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

The following governmental controls and regulations materially affect the mining properties we, or our third party mineral suppliers, will seek to explore and develop.

Federal Regulation of Mining Activity

Mining operations are subject to numerous federal, state and local laws and regulations. At the federal level, mining properties are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor (“MSHA”) under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration (“OSHA”) also has jurisdiction over certain safety and health standards not covered by MSHA. Mining operations and all proposed exploration and development will require a variety of permits. In addition, any mining operations occurring on federal property are subject to regulation and inspection by the Bureau of Land Management (“BLM”). While we have considerable experience in the mining permitting process, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay. We currently own mining rights in several properties having existing permits in place or properties where existing permitting requirements and other applicable environmental protection laws and regulations would not pose a material hindrance to our ability to explore and develop such properties. As part of our initial evaluation of suitable projects, we ascertain a property’s regulatory compliance status and any issues affecting current or future permitting requirements. However, we cannot be certain that future changes in laws and regulations would not result in significant additional expenses, capital expenditures, restrictions or delays associated with the exploration and development of our current or future projects. We cannot predict whether we will be able to obtain new permits or whether material changes in permit conditions will be imposed. Obtaining new mining permits or the imposition of additional conditions could have a material adverse effect on our ability to develop the mining properties in which we have an interest or ownership or could increase the costs charged by third party suppliers or decrease the amount of minerals available from third party suppliers.

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

All of our current rights are to mining projects governed by the BLM and the US Forest Service. The Federal Land Policy and Management Act (1976) established the BLM’s multiple-use mandate to manage the public lands “in a manner that will protect the quality of scientific, scenic, historical, ecological, environmental, air and atmospheric, water resource, and archeological values; that, where appropriate, will preserve and protect certain public lands in their natural condition”. The Lands, Minerals & Water Rights branch coordinates with BLM planning and resource specialists to manage surface resources, minerals and water rights to ensure that authorized uses of public lands.

We may not be able to obtain permits required for our projects in a timely manner, on reasonable terms, or at all. If we, or our third-party suppliers, cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties or those of third-party suppliers could be adversely affected.

Mining Environmental Regulations

Mining activities, including drilling, mapping and development and production activities are subject to environmental laws, policies and regulations. These laws, policies and regulations affect, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of mined land. Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency (“EPA”), the BLM and by comparable agencies in various states, directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings, discharges and other wastes generated by the mining process. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act (“RCRA”), and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including natural resource mining and processing of the type presently or to be conducted by the Company, through USMC. Such statutes also may impose liability on mine developers for remediation of waste they have created.

Mining projects also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA” or “Superfund”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Any potential future amendment to CERLA or ESA may impact our business.

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

Agricultural Products Certifications

All sales of agricultural products have to be registered in order to be sold, distributed and /or applied in farming operations. Standards for registration are set and regulated by the United States Department of Agriculture (“USDA”) at the federal level. All state agencies must also comply with federal guidelines. There are guidelines for the registration and labelling of the products for agriculture use, some of which are federal, others are State. Our organic product, PureBase shade Advantage WP, must meet several additional qualifications in order to become registered.

In California, for example, the task of regulating the registration processes is carried out by the CDFA. There are some activities within the regulatory process that are executed by recognized and licensed private entities such as chemical laboratories and certifying laboratories. In some instances, in accordance with various international treaties, some of bilateral and some by regional structures (European Union, etc.) and some governmental and private organizations are recognized and licensed to play particular roles in certifying and/or in the certifying processes.

Currently we have one product fully registered as an organic plant protectant, PureBase Shade Advantage WP. The WP stands for Wettable Powder which means the powder goes into suspension when mixed with water. We have registration certificates for this product in several states including California and Washington. Our product is currently registered in the US and California as an agricultural product.

Our newest product, Humic Advantage, has received an Organic materials Review Institute certification and is currently approved for sale in Arizona. It is under review from the CDFA for inclusion on its organic approved list of products, which would allow Humic Advantage to be sold in California as an organic soil amendment.

Employees

The Company currently has three full-time employees and two part time employees. We currently anticipate hiring additional employees for the Company’s production operations, subject to sufficient funding, if our product development and distribution programs continue to expand. The Company currently relies on USMC to provide the Company’s mining services.

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

Our audited consolidated financial statements as of November 30, 2021, have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and generating negative cash flows from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. For the fiscal year ended November 30, 2021, we had a loss from operations of approximately $8,230,000 and negative cash flows from operations of approximately $824,000. We anticipate that we will continue to incur operating losses as we execute our development plans for 2022, as well as other potential strategic and business development initiatives. In addition, we expect to have negative cash flows from operations, for the foreseeable future. We have previously funded and plan to continue funding these losses primarily through the sale of equity and debt. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There can be no assurance that we will be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital for the foreseeable future in order to continue operations and realize our business plans, the failure of which could adversely impact our operations.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses and financing costs. As of November 30, 2021, we had liabilities of $2,959,926 and a working capital deficiency of $2,241,254. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We currently rely, and for the foreseeable future will continue to rely, solely on USMC, a company controlled by our Chief Executive Officer and a director, for our mining services. There can be no assurance that mining services provided by the related party will continue to be available to us after the end of the service agreement’s term. If we are unable to extend the mining service agreement or find another mining service provider our business operations may be interrupted.

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

Our officer and directors and their affiliates own approximately 80% of the common stock of our company. As a result, they have significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

Raising funds through debt or equity financings in the future, would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We currently hope to raise additional funds in debt or equity financings if available to us on terms we believe reasonable to provide for working capital, mining development and production programs, expansion of our marketing efforts or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock and such debt instruments may contain negative covenants restricting corporate actions which could have an adverse effect on the rights and the value of our common stock and our operations.

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

An increase in the price of natural resources will adversely affect our results of operations.

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

Rights to some of our mineral properties from leaseholds or purchase mining rights require the payment of royalties, rent, minimum development expenditures or other installment fees or specified expenditures. If we fail to make these payments/expenditures when they are due, our mineral rights to the property may be terminated. This would be true for any other mineral rights which require payments to be made in order to maintain such rights. Some contracts with respect to mineral rights we may acquire may require development or production schedules. If we are unable to meet any or all of the development or production schedules, we could lose all or a portion of our interests in such properties. Moreover, we may be required in certain instances to pay for government permitting or posting reclamation bonds in order to maintain or utilize our mineral rights in such properties. Because our ability to make some of these payments is likely to depend on our ability to generate internal cash flow or obtain external financing, we may not have the funds necessary to meet these development/production schedules by the required dates which would result in our inability to use the properties.

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

Despite establishing a customer base and distribution system for our agricultural products in fiscal 2021 we experienced a decrease in sales. However, we are now engaged in promoting sales and marketing in an effort to increase the sales revenue of our agricultural products to customers and through the distribution system. To date, we have one long term supply contract for our minerals and agricultural products with USMC. We have not yet entered into any agreements for the purchase of our minerals or SCM products nor have we established a distribution system to deliver our minerals and SCM products to customers. Our inability to attract additional customers for our agricultural products, to deliver products in a time and cost-effective manner or develop our SCM business would have an adverse effect on our results of operations and the growth of our business.

Mineral exploration and mining are highly regulated industries.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees’ health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We strive to verify that mining projects in which we own rights, are currently operating or can be operated in substantial compliance with all known safety and environmental standards and regulations applicable to such mining properties and activities. We also seek suppliers and service providers, such as USMC, who we believe are operating in substantial compliance with all safety and environmental standards and regulations applicable to such mining properties and activities. However, there can be no assurance that our compliance efforts regarding our own properties would not be challenged or that future changes in federal or state laws, regulations or interpretations thereof will not have a material adverse effect on our ability to establish and sustain mining operations of our own properties or adversely affect the mining properties of our suppliers or service providers.

Certain of our current and proposed products will require certifications before being suitable for intended purposes.

Some of our agricultural products and our SCM’s will require certain certifications before being suitable for labeling and usage. For example, our SCM must be certified by the California Department of Transportation to meet certain strength standards to be certified for use in large government projects. Similarly, our agricultural products must be certified under US Department of Agriculture (“USDA”) and CDFA specifications and properly labeled. While the Company has certified one of its agricultural products under USDA and CDFA specifications and has received OMRI certification on its newest product, and is currently working with various laboratories and agencies to acquire future certifications, there is no assurance that future certifications will be obtained.

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

Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors” as defined in Rule 501(a) of the Securities Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Our securities are quoted on the OTCQB, which may not provide us as much liquidity for our investors as an exchange, such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the OTCQB, which provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities quoted on the OTC are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Market may be more difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price. We cannot assure you a liquid public trading market in our common stock will develop.

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

Our Articles of Incorporation authorizes the issuance of 520,000,000 shares of common stock of which as of March 11, 2022, 215,380,751 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

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

We have reported material weaknesses in internal controls over financial reporting as of November 30, 2021, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

As a result, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses. Any failure to maintain or implement required new or improved controls, or any difficulties we may encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of Sarbanes-Oxley and the rules promulgated thereunder. The existence of material weaknesses could result in errors in our consolidated financial statements and subsequent restatements of our consolidated financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office Facilities

The Company’s principal offices are located at 8631 State Highway 124 Ione, California 95640. The office space is leased from USMC for $1,500 per month through October 2022. A. Scott Dockter, our President and Chief Executive Officer, and John Bremer, a director, own USMC.

Mineral Properties and Interests

Company Right to Acquire Properties

Snow White Mine in San Bernardino County, CA

On November 28, 2014 U.S. Mining and Minerals Corporation, a Nevada corporation, sold its fee simple property interest and certain mining claims relating to its Snow White Mine property to USMC for a purchase price of $650,000 pursuant to a purchase agreement between USMC and the Company. On December 1, 2014, USMC assigned its rights to the Company pursuant to an Assignment of Purchase Agreement at which time the Company paid a $50,000 down payment to US Mining and Minerals Corporation. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement and the obligation to pay the remaining $600,000 of the purchase price. There was a delay in the original seller, Joseph Richard Mathewson, in receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. Considering the foregoing and upon the payment of an additional $25,000 (which was advanced by John Bremer), U.S. Mining and Minerals Corporation and the Company agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer acquired the property on October 15, 2015 for the remaining purchase price balance of $575,000. During the year ended November 30, 2017, USMC agreed to offset the $75,000 deposit against money owed to USMC by the Company. As a result, the purchase price to be paid to Mr. Bremer is $650,000. Upon payment by the Company of $650,000 plus expenses incurred while holding the Snow White property, title to the property will be transferred to the Company, however, the Company is under no obligation to purchase the property. Mr. Bremer has permitted the Company to continue its exploration on the property. The mining claims require a minimum royalty payment of $3,500 per year.

The Snow White Mine property consists of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine. The Snow White Mine property is located 17 miles north of Hinkley, California in San Bernardino County. This 280 acre combination of owned property (80 acres) and Non-Patented Placer Claims (200 acres) includes 8.33 acres which are conditionally permitted and ready for further development. The project entry is made on Hinkley Road which is a four mile paved county-maintained road which converts to an existing unpaved road for the remaining 13 miles to the mine site.

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

We believe that the property is known to contain large amounts of altered volcanic tuff composed of Alunite, K-Alum, Jarosite, Gypsum, Native Sulfur and K-feldspar. The geology of the area around the mine site includes deposits of potassium and sulfur described as being in an elongated dike like or neck like mass of rhyolite having the appearance of being intrusive into gently folded white and red sedimentary rhyolitic tuffs of Tertiary age. Sulfur occurs in this area as irregular seams and blebs in altered Tertiary sedimentary rocks and welded tuffs (Albers and Stewart 1972). The area has been mapped as Tertiary Esperanza Formation. Much of the area is covered with quaternary alluvium partially obscuring the relationships of the underlying rocks. It appears that these fumarolic deposits are related to plutonic outcrops in the area, specifically the Weepah Hills Pluton.

Project Location Map
Ione Project, Rulco Sulfur Project, and Snow White Pozzolan Project
Legend
Purebase Project Location
Ione Deposit 38°19'53.95"N 120°56'47.45"W
Rulco Deposit - 37°54'21.48"N, 117°39'29.76"W
Snow White Deposit - 35° 9'19.69"N, 117° 4'56.03"W
Twin Falls
Ogden
Salt Lake City
Provo
UINTAH AND OURAY RESERVATION
Fort Collins
Denver
COLORADO
Colorado Springs
Grand Junction
UTAH
NEVADA
Reno
Sacramento
San Francisco
San Jose
Fresno
CALIFORNIA
St. George
NAVAJO NATION OFF-RESERVATION TRUST LAND
NAVAJO NATION
Las Vegas
HUALAPAI INDIAN RESERVATION
Santa Fe
Bakersfield
Albuquerque
ARIZONA
NEW MEXICO
Los Angeles
Long Beach
Phoenix
San Diego
Tijuana
Mexicali
Google Earth
Image Landsat / Copernicus
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
Data LDEO-Columbia, NSF, NOAA
N
200 mi

Legend
Snow White Pozzolan Project Location
Snow White Deposit - 35° 9'19.69"N, 117° 4'56.03"W
Lockhart
Kramer Junction
58
Hinkley
Barstow
Yermo
Lenwood
40
Daggett
247
15
Hodge
Google Earth
10 mi
N

Location of Snow White Pozzolan Project

Location of Ione Project
Legend
Ione Project Location
Sloughhouse
Rancho Murieta
16
Plymouth
Wilton
Pioneer
Pine Grove
88
Sutter Creek
49
104
Ione
Clay
Jackson
Ione Deposit 38°19'53.95"N 120°56'47.45"W
Herald
26
12
Clements
Lockeford
Valley Springs
San Andreas
Google Earth
N

Location of Rulco Sulfur Project
Legend
Rulco Sulfur Project Location
Tonopah
Lone Mountain
Rulco Deposit - 37°54'21.48"N, 117°39'29.76"W
Silver Peak
Piper Peak
95
265
773
376
Google Earth
10 mi
N

ITEM 3. LEGAL PROCEEDINGS

Except as described below, there are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. An arbitration hearing is scheduled for July 1 and 5-8, 2022 before arbitrator, Scott Silverman, in Los Angeles.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018, and since that time, the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019, and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. A June 2021 trial date was postponed due to Covid-related delays but has been rescheduled to begin during June 2022.

On March 29, 2019, the Company was served with a complaint by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly, requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The parties are currently in settlement negotiations. The Company believes its potential exposure to be approximately $400,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheet at November 30, 2021.

On April 16, 2021, LexisNexis, a division of RELX, Inc., filed a Complaint against the Company and its former attorney, Michael Kessler, Esq., in the Superior Court of the State of California, Amador County (Case No. 21-CV-12123). This is a limited jurisdiction lawsuit seeking payment of $18,211. The basis of the Complaint is that Mr. Kessler incurred this debt to LexisNexis, a legal research company. Mr. Kessler was alleged to have failed to pay the annual bill. After the matter was sent to collections, it is the Company’s understanding that Mr. Kessler claimed that he was employed by the Company as its general counsel at the time and that the Company was therefore responsible for payment. The Company strongly disputed this characterization and maintained that it had no obligation to LexisNexis under the facts or the law. The lawsuit was dismissed on August 23, 2021.

The Company believes that it has accrued for all potential liabilities as of November 30, 2021.

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

Since the Company has only conducted limited mining operations, only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company’s remaining mining projects have not been inspected by MSHA. The Company or its project operators have not received any citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities during the year ended November 30, 2021.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “PUBC.” On March 11, 2022, the closing price of our common stock reported by the OTCQB was $0.40 per share.

Holders of Common Stock

As of March 11, 2022, there were 93 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of November 30, 2021:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	50,000	$0.12	9,950,000

Equity compensation plans not approved by security holders (2)	950,000	$3.00	-

(1)	Represents options to purchase 50,000 shares of the Company’s common stock granted to a consultant for services provided under the 2017 Stock Option Plan.

(2)	Represents (i) options to purchase 300,000 shares of the Company’s common stock granted to our former Chief Financial Officer, for services provided to the Company, (ii) options to purchase 200,000 shares of the Company’s common stock granted to a former employee, for services rendered to the Company and (iii) options to purchase an aggregate of 450,000 shares to two directors of the Company.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On April 8, 2021, the Company granted a five-year option to purchase 250,000 shares of common stock with an exercise price of $0.10 per share to a director. The options vest one year from the grant date.

On October 6, 2021, the Company granted a six-and-a-half-year option to purchase 116,000,000 shares of common stock with an exercise price of $0.38 per share to USMC of which 58,000,000 shares subject to the option vest on April 6, 2022, 29,000,000 shares vest on October 6, 2022, and 29,000,000 shares vest on April 6, 2023.

On May 11, 2021, the Company issued an aggregate of 350,000 shares of common stock to an investment banking firm pursuant to an investment banking agreement for services rendered to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

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

Overview

The Company is a diversified, industrial mineral and natural resource company working to provide solutions to the agriculture and construction materials markets. The Company currently intends to focus on identifying and developing other advanced stage natural resource projects in support of its agricultural business. The Company’s business is currently divided into two divisions: PureBase Ag to develop agricultural specialized fertilizers, minerals and biostimulants for organic and sustainable agriculture and USAM which will be focused on developing construction sector related products, primarily SCMs based on kaolin clay.

Results of Operations

Comparison of the Year Ended November 30, 2021 to the Year Ended November 30, 2020

	2021	2020	Variance
Revenue, net	$369,450	$169,410	$200,040

Operating Expenses:
Selling, general and administrative	8,500,338	1,427,288	7,073,050
Product fulfillment	107,928	77,465	30,463
Loss on impairment of mineral rights	-	200,000	(200,000)
Operating loss	(8,238,816)	(1,535,343)	(6,703,513)
Other income (expenses)	(68,381)	30,186	(98,567)
Loss before income taxes	$(8,307,197)	$(1,505,157)	$(6,802,040)

Revenues

Revenues increased by $200,040, or 118%, for the year ended November 30, 2021, as compared to the year ended November 30, 2020. The increase is primarily attributable to the Company acquiring new customers during the year ended November 30, 2021.

Operating Expenses

Total operating expenses increased by $6,903,513, or 405% for the year ended November 30, 2021 as compared to the year ended November 30, 2020. Selling, general and administrative expenses increased by $7,073,050, or 496%, primarily due to an increase in stock-based compensation of $7,332,878 from the year ended November 30, 2020, of which $7,371,138 is attributable to an option to purchase 116,000,000 shares of common stock granted to USMC on October 6, 2021.

Product fulfillment, exploration and mining expenses increased by $30,463, or 39%, for the year ended November 30, 2021, as compared to the year ended November 30, 2020, primarily due to the increase in revenue during the year ended November 30, 2021.

Loss on impairment of mineral rights decreased by $200,000, or 100%, for the year ended November 30, 2021, as compared to the year ended November 30, 2020. The decrease is attributable to the Company deeming the mineral rights asset to be fully impaired at November 30, 2020.

Other Income (Expenses)

Other income (expense) decreased by $98,567, or 327%, for the year ended November 30, 2021, as compared to the year ended November 30, 2020, primarily due to the increase in interest expense as a result of the Company issuing additional convertible debt to USMC during the year ended November 30, 2021.

Liquidity and Capital Resources

As of November 30, 2021 , we had cash on hand of $132,309 and a working capital deficiency of $2,241,254, as compared to cash on hand of $7,450 and a working capital deficiency of $1,792,674 as of November 30, 2020. The increase in working capital deficiency is primarily a result of the increase in the current portion of convertible notes payable - due to related party of $994,671. This increase was offset by an increase in cash on hand of $124,859 and a decrease in due to affiliated entities of $362,099.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2022, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with cash advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

No assurances can be given that any revenue generated from operations together with potential equity and debt financing or other financing will provide the necessary funding for the Company to continue as a going concern. Management cannot guarantee any potential debt or equity financing will be available, or if available, on favorable terms. Any additional equity financing may dilute the share ownership of current stockholders and debt financing may contain negative covenants regarding certain corporate actions. The Company currently does not have any agreements or arrangements for additional financing. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company, as well as the needs of its existing subsidiaries and general and administrative expenses. There can be no assurance that the Company will be successful with its fund-raising initiatives. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Going Concern

The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through November 30, 2021, of approximately $21,052,000, as well as negative cash flows from operating activities and a working capital deficiency. Presently, the Company does not have sufficient cash resources to meet its debt obligations for the next 12 months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	November 30,	November 30,
	2021	2020
Current assets	$138,903	$15,340
Current liabilities	2,380,157	1,808,014
Working capital deficiency	$(2,241,254)	$(1,792,674)

The increase in current assets is primarily due to the increase in cash on hand of $124,859. The increase in current liabilities is primarily due to the increase in the due current portion of convertible notes payable – related party of $994,671. This increase was offset by a decrease in due to affiliated entities of $362,099.

Cash Flows

	Year Ended November 30,
	2021	2020
Net cash used in operating activities	$(823,561)	$(1,265,328)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	948,420	1,264,378
Increase (decrease) in cash	$124,859	$(950)

Operating Activities

Net cash used in operating activities was $823,561 for the year ended November 30, 2021 and was primarily due to the net loss of $8,307,197 which was partially offset by non-cash expenses of approximately $7,468,000.

Net cash used in operating activities was $1,265,328 for the year ended November 30, 2020 and was primarily due to the net loss of $1,505,157, partially offset by non-cash expenses of approximately $263,000.

Financing Activities

For the year ended November 30, 2021, net cash provided by financing activities was $948,420, of which $1,017,520 was advances from related parties which was offset by $69,100 in payments to officers in connection with an outstanding note payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the fiscal year ended November 30, 2021. We believe that the accounting policies below are critical to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company derives revenues from the sale of its agricultural products. The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer.

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

Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the year ended November 30, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of November 30, 2021 due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of November 30, 2021 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of formal policies and procedures;
●	Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner; and
●	Lack of personnel with GAAP experience.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Continue to search for and evaluate qualified independent outside directors;
●	Continue to search for a qualified chief financial officer;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Position	Since
A. Scott Dockter	65	Chief Executive Officer, Chief Financial Officer, President and Director	2014
Kimberly Kurtis	49	Director	2021
John Bremer	72	Director	2014
Jeffrey Guzy	70	Director	2020

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

A. Scott Dockter – Chief Executive Officer, Chief Financial Officer, President and Director

A Scott Dockter has been Chief Executive Officer and a director of the Company since September 24, 2014, Chief Financial Officer from May 24, 2019 to January 21, 2021, and March 25, 2021 to the Present, and President and a Director of PureBase Ag since January 22, 2014. Mr. Dockter has also served as the Chief Executive Officer and a Director of USMC since 2012. Mr. Dockter was also a Manager-Member of USAM from its inception in June 2013 until its acquisition by PureBase Ag on November 24, 2014, and continues to serve as its Chief Executive Officer. Mr. Dockter is also a Manager-Member of US Mine, LLC, a Nevada limited liability company, which owns a 3,306 - acre mining property located in Ione, California. From July 2010 to June 2012, Mr. Dockter served as Chief Executive Officer, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the United States, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has had comprehensive involvement in all aspects of the mining business, including exploration, permitting, mine development, construction, financing, operations, asset acquisitions, and marketing and sales. His experience covers a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals.

Mr. Dockter’s significant experience relating to operational management, industry expertise, and as Chief Executive Officer of the Company led to his appointment as a director of our company.

Dr. Kimberly Kurtis – Director

Dr. Kimberly Kurtis has been a director of the Company since August 10, 2021. Dr. Kurtis is an Associate Dean and a professor in the School of Civil and Environmental Engineering at Georgia Institute of Technology (“Georgia Tech”). Dr. Kurtis joined Georgia Tech’s faculty in January 1999. Dr. Kurtis has served as Georgie Tech’s ADVANCE Professor from 2012 to 2014, and she holds a courtesy appointment in the School of Materials Science and Engineering. Dr. Kurtis earned a BSE in Civil Engineering in 1994 from Tulane University under a Dean’s Honor Scholarship, and she received a M.S. in 1995 and PhD in 1998 in Civil Engineering from the University of California at Berkeley, where she was a Henry Hilp Fellow and a National Science Foundation Fellow. Dr. Kurtis’s research on the multi-scale structure and performance of cement-based materials has resulted in more than 200 technical publications and three U.S. patents.

Dr. Kurtis was appointed to the Board because of her expertise in the development of supplementary cementitious materials.

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

Jeffrey Guzy – Director

Jeffrey Guzy has been a director since April 8, 2020. Mr. Guzy is the chairman of the Audit and Compensation Committees. Mr. Guzy has served as director of the following public companies: Leatt Corporation and Capstone Companies. Mr. Guzy has served as a director of Brownie’s Marine Group Inc. (OTC:BWMG) and Life on Earth, Inc. (OTC:LFER) since 2019. Mr. Guzy held executive positions at several large international companies, including Loral Space, Sprint International, Verizon and IBM. Mr. Guzy founded and has served as Executive Chairman, President and Chief Executive Officer at CoJax Oil & Gas Corporation (OTC:CJAX) since 2017. Mr. Guzy served as Chief Executive Officer for Central oil & Gas Corp. of America from 2013 through 2020. Mr. Guzy has also founded Facilicom International, Inc. Mr. Guzy has also served as an Executive Manager of Business Development to several telecom companies including Bell Atlantic Corp. Mr. Guzy received an MBA from the Wharton School of Business at the University of Pennsylvania, an MS in Systems Engineering from the University of Pennsylvania, and a BS in Electrical Engineering from Pennsylvania State University.

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

Committees of the Board of Directors

We have established two committees under the Board of Directors, an audit committee and a compensation committee.

The Company does not have a nominating committee. The full Board of Directors considers nominations for new members to the Board.

Compensation Committee

The Compensation Committee currently has two members, Scott Dockter, Chairman, and Jeffrey Guzy. The Compensation Committee initially determines matters relating to executive officer compensation, issuances of stock options and other compensatory matters. The Compensation Committee will then make recommendations to the Board of Directors, which will then participate in discussions concerning executive officer compensation, issuances of stock options and other compensatory matters. The Compensation Committee did not meet during the fiscal year ended November 30, 2021.

Audit Committee

The Audit Committee currently has two members Jeffrey Guzy, Chairman, and John Bremer. The Audit Committee is responsible for: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditor and any outside advisors engagement by the audit committee. The Audit Committee did not meet during the fiscal year ended November 30, 2021.

Our board has determined that Mr. Guzy qualifies as an audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Compensation of Directors

On April 8, 2021, the Company granted Jeffrey Guzy an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.01 per share.

On August 13, 2021, the Company granted Dr. Kimberly Kurtis an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.36 per share.

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

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended November 30, 2021, the Reporting Persons timely filed all such reports except that A. Scott Dockter failed to file a Form 4 reporting the disposition of 1,150,000 shares and 3,572,137 shares on December 7, 2021 and August 4, 2021, respectively, and each of A. Scott Dockter and John Bremer did not file a Form 4 disclosing their indirect beneficial ownership of 26,458,956 held by USMC over which they have 33% voting and dispositive power and 12,838,289 and 116,000,000 shares of common stock issuable under convertible notes and stock options, respectively, held by USMC.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to, earned by or paid to our Chief Executive Officer (the “Named Executive Officer”). No other executive officer received compensation in excess of $100,000 during the year ended November 30, 2021.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($ )	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
A. Scott Dockter,	2021	120,000	(1)	-	-	-	-	-	-	120,000
Chief Executive Officer, Chief Financial Officer, President and Director	2020	120,000	(2)	-	-	-	-	-	-	120,000

(1)	Does not include $5,538 of accrued but unpaid salary which was paid in December 2021.

(2)	Does not include $4,698 of accrued but unpaid salary which was paid in December 2020. Includes $4,615 of salary which was accrued but unpaid in the year ended November 30, 2019.

Employment Agreements

The Company does not have any employment agreements with its executive officers.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Outstanding Equity Awards

There were no outstanding equity awards made to our Named Executive Officer as of November 30, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 11, 2022, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) the Named Executive Officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o PureBase Corporation, 8625 Highway 124, Ione, California 95640. The percentages below are calculated based on 215,380,751 shares of common stock issued and outstanding as of March 11, 2022.

5% Shareholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
US Mine Corporation (1) 8625 Highway 124 Ione, California 95640	79,376,867	(2)	34.8%
Baystreet Capital Management Corp (3) 2 Woodgreen Place Toronto, Ontario, Canada M4M2J2	21,338,800	(4)	9.9%
Bremer Family 1995 Living Family Trust (5) 1660 Chicago Avenue Riverside, California 92506	40,163,000		18.6%

Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
A. Scott Dockter	56,543,795	(6)	26.3%
John Bremer	40,163,000	(7)(8)	18.6%
Dr. Kimberly Kurtis	-		-
Jeffrey Guzy	580,000	(9)	*
Directors and officers as a group (4 persons)	97,286,795	(9)	45.1%

*Represents less than 1%

(1)	A. Scott Dockter, Chief Executive Officer and a director, and John Bremer, President and a director, of USMC are both 33% owners and share voting and dispositive power over the shares held by USMC.

(2)	Includes 12,838,289 shares convertible under a promissory note.

(3)	Todd Gauer, President of Baystreet Capital Management Corp. (“Baystreet”) has sole voting and dispositive power over the shares held by Baystreet.

(4)	Includes 168,000 shares owned by Bayshore Capital, LLC, an affiliate through common ownership of Baystreet Capital Management Corp.

(5)	John Bremer, as executor of the Bremer Family 1995 Living Family Trust, has voting and dispositive power over the shares held by the Bremer Family 1995 Living Family Trust.

(6)	Excludes 26,458,956 shares held by USMC over which Mr. Dockter has 33% voting and dispositive power.

(7)	Represents 40,163,000 shares owned by the Bremmer Family 1995 Living Family Trust of which Mr. Bremer, as trustee has sole voting and dispositive power.

(8)	Excludes 26,458,956 shares held by USMC over which Mr. Bremer has 33% voting and dispositive power.

(9)	Includes currently exercisable options to purchase 500,000 shares.

Changes in Control Agreements.

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below, since December 1, 2019, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of the following persons had or will have a direct or indirect material interest:

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

The following tables outline the related parties associated with the Company and amounts due for each period indicated:

Name of Related Party	Relationship with the Company
US Mine Corporation	10% shareholder
Bayshore Capital Advisors, LLC	Affiliate of 10% Shareholder
A. Scott Dockter	Chief Executive Officer
Bremer Family 1995 Living Family Trust	10% shareholder

	During the year ended November 30, 2021	During the year ended November 30, 2020
US Mine Corporation – Convertible Notes and Interest, Expenses Paid, and Cash Advances	$2,408,263	$1,272,612
A. Scott Dockter – Promissory Note, Principal and Interest	$97,111	$160,617
Bayshore Capital Advisors, LLC – Promissory Note, Principal and Interest	$33,646	$32,146

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and a company owned by A. Scott Dockter, our President and Chief Executive Officer, and a director, and John Bremer, a director, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $0 were rendered by USMC for the fiscal years ended November 30, 2021 and 2020, respectively. The Company has paid USMC an aggregate of $311,974 since December 1, 2018, under the mining agreement.

During the fiscal years ended November 30, 2021 and 2020, USMC paid $22,150 and $1,900, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $1,017,520 and $1,084,789, respectively. USMC has paid an aggregate of $346,973 of expenses to the Company’s vendors and made cash advances to the Company in the aggregate amount of $1,980,150 since December 1, 2018.

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

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. USMC has purchased notes totaling $5,798,769 with a maturity date of March 17, 2023.

In connection with the Snow White Mine property, owned by John Bremer, a director of the Company, the Company is required to make minimum royalty payments of $3,500 per year. The Company has not made royalty payments to Mr. Bremer since December 31, 2018.

Board of Directors

On April 8, 2021, the Company issued a five-year option to Jeffrey Guzy, a director, to purchase 250,000 shares of its common stock with an exercise price of $0.10 per share which vests and becomes exercisable one year from the date of grant.

On August 13, 2021, the Company issued a five-year option to Dr. Kimberly Kurtis, a director, to purchase 200,000 shares of its common stock with an exercise price of $0.36 per share which vests and becomes exercisable one year from the date of grant.

Executive Officer

In connection with Michael Fay’s appointment as Chief Financial Officer of the Company, on January 21, 2021, the Company granted Mr. Fay a five-year stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.67 per share. The shares subject to the option became exercisable on January 21, 2022. On March 25, 2021, Mr. Fay resigned as Chief Financial Officer of the Company and his option terminated unexercised.

On August 31, 2017, the Company issued a promissory note in the principal amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company to consolidate total amounts of indebtedness due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the year ended November 30, 2021, the Company repaid $69,100 towards the balance of the note. As of November 30, 2021 the outstanding principal balance due on this note is $58,716.

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a 6% promissory note in the principal amount of $25,000 to Bayshore Capital Advisors, LLC, a 5% shareholder of the Company. The note was payable upon the earlier of August 26, 2016 or the closing of a bridge financing by the Company. The Company is in default on the note.

Director Independence

We believe that Jeffrey Guzy and Dr. Kimberly Kurtis would be deemed “independent” under the applicable NASDAQ definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the aggregate fees billed to the Company for professional services rendered by Turner, Stone & Company, LLC (“TSC”) for the years ended November 30, 2021 and 2020:

	Years Ended November 30,
Services	2021	2020
Audit fees	$44,000	$44,800
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$44,000	$44,800

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Plan and Agreement of Reorganization among Port of Call Online, Inc., PureBase, Inc. and certain stockholders of PureBase, Inc., dated December 23, 2014	8-K	2.1	12/24/2014
2.2	Plan and Agreement of Reorganization among PureBase, Inc.,US Agricultural Minerals, LLC and the members of US Agricultural Minerals, LLC, dated November 24, 2014	8-K	10.4	12/24/2014
3.1	Articles of Incorporation	S-1	3.1	05/13/2013
3.2	Certificate of Change to Articles of Incorporation (stock split), effective November 7, 2014	10-K	3.1.2	03/16/2015
3.3	Amendment to the Articles of Incorporation (stock split), effective January 12, 2015	10-K	3.1.3	03/16/2015
3.4	Certificate of Change to Articles of Incorporation (stock split), effective June 15, 2015	8-K	3.1.4	06/16/2015
3.5	Bylaws	S-1	3.2	05/13/2013
4.1	Description of Securities	10-K	4.1	03/16/2021
10.1	Distribution Agreement between the Company and New Ag Technologies, Inc., dated September 5, 2019	10-Q	10.1	10/18/201
10.2	Debt Exchange Agreement between the Company and US Mine Corp, dated September 5, 2019	8-K	10.10	09/10/2019
10.3	Securities Purchase Agreement between the Company and US Mine Corp, dated September 26, 2019	10-Q	4.1	10/18/2019
10.4	Securities Purchase Agreement between the Company and US Mine Corp, dated March 17, 2021	8-K	10.1	03/23/2021
10.5	Amendment to Debt Exchange Agreement, dated February 7, 2020, between the Company and US Mine Corp.	8-K	10.1	02/13/2020
10.6	Investment Banking Agreement, dated October 23, 2018 between the Company and Newbridge Securities Corporation	10-K	10.11	02/28/2020
10.7	Compensation Committee Charter	10-K	10.12	02/28/2020
10.8	Purchase and Sale Agreement between the Company and Bremer Family 1995 Living Family Trust, dated April 1, 2020	8-K	10.13	04/03/2020
10.9	Director Agreement dated as of April 8, 2020, by and between the Company and Jeffrey Joseph Guzy	8-K	10.14	04/09/2020
10.10	Materials and Supply Agreement between the Company and US Mine Corp, dated April 22, 2020	8-K	10.1	04/28/2020
10.11	Asset Purchase Agreement by and between the Company and Quove Corporation, dated May 1, 2020	8-K	10.1	05/07/2020
10.12	5% Convertible Note between the Company and US Mine Corp, dated December 1, 2019	10-K	10.11	03/16/2021
10.13	5% Convertible Note between the Company and US Mine Corp, dated January 1, 2020	10-K	10.12	03/16/2021
10.14	5% Convertible Note between the Company and US Mine Corp, dated February 1, 2020	10-K	10.13	03/16/2021
10.15*	5% Convertible Note between the Company and US Mine Corp, effective December 1, 2020

10.16	5% Convertible Note between the Company and US Mine Corp, dated March 17, 2021	8-K	4.1	03/23/2021
10.17	Materials Extraction Agreement, dated May 27, 2021, by and between the Company and US Mine, LLC	8-K	10.14	05/27/2021
10.18	2.5% Convertible Note between the Company and US Mine, LLC, dated May 27, 2021	8-K	4.2	05/27/2021
10.19	Director Agreement, dated as of August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.15	08/10/2021
10.20	Option Agreement, dated August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.16	08/10/2021
10.21	Amendment to Materials Extraction Agreement, dated October 6, 2021, by and between the Company and US Mine, LLC	8-K	10.17	10/06/2021
10.22	Stock Option Agreement, dated October 6, 2021, issued by the Company to US Mine, LLC	8-K	10.18	10/06/2021
14.1	Code of Business Conduct and Ethics	10-K	14	2/28/2018
21.1	Subsidiaries of the Registrant	10-K	21.1	02/28/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*       Filed herewith

**    Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer, President and Director
Date:	March 15, 2022

By:	/s/ Jeffrey Guzy
Jeffrey Guzy
Director
Date:	March 15, 2022

By:	/s/ John Bremer
John Bremer
Director
Date:	March 15, 2022

By:	/s/ Kimberly Kurtis
Kimberly Kurtis
Director
Date:	March 15, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Your Vision Our Focus

To the Board of Directors and Stockholders of Purebase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Purebase Corporation and its subsidiaries (the “Company”) as of November 30, 2021 and 2020 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company expects to continue to incurring operating losses and generating negative cash flows from operations for the foreseeable future. Additionally, the Company has a significant working capital deficiency, accumulated deficit and net loss for the period. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Turner, Stone & Company, L.L.P.
Accountants and Consultants
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251
Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665
Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Stock Options

Critical Audit Matter Description:

As discussed in Note 11 to the consolidated financial statements, the Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options issued for goods and services. The Black-Scholes option pricing model involves the use of several significant estimates such as the expected life of the award expected, expected share price volatility, dividend yield, and risk-free interest rate.

Given the significant estimates involved in estimating the fair value of stock options granted, the related audit effort in evaluating management’s estimates in determining the fair value of stock options required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit:

We obtained an understanding over the Company’s process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in the Black-Scholes option-pricing model:

-	We reviewed the Company’s dividend history noting the Company has not issued dividends historically and management indicated that no future dividends were currently anticipated.

-	We compared the Company’s risk-free interest rate used to the comparable United States treasury yield for a term comparable to the stock options’ expected term.

-	We recalculated the Company’s historical share price volatility for a term comparable to the stock options’ expected term.

-	We recalculated the expected term of stock options using the simplified method.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 15, 2022

We have served as the Company’s auditor since 2019.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$132,309	$7,450
Accounts receivable, net of allowances for uncollectables of $18,277	2,000	2,500
Prepaid expenses and other assets	4,594	5,390
Total Current Assets	138,903	15,340

Property and equipment, net	620,000	620,000
Right of use asset	15,639	-

Total Assets	$774,542	$635,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$156,616	$164,040
Settlement liability	400,000	400,000
Lease liability	16,095	-
Note payable to officer	58,716	127,816
Due to affiliated entities	729,059	1,091,158
Convertible notes payable - related party, net of discount of $5,329	994,671	-
Notes payable, related party	25,000	25,000
Total Current Liabilities	2,380,157	1,808,014

Convertible notes payable - related party, net of current portion, and net of discount of $- and $49,000, respectively	579,769	129,000

Total Liabilities	2,959,926	1,937,014

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 215,380,751 and 214,950,751 shares issued and outstanding, at November 30, 2021 and 2020, respectively	144,977	144,547
Additional paid in capital	18,730,863	11,307,806
Accumulated deficit	(21,061,224)	(12,754,027)

Total Stockholders’ Deficit	(2,185,384)	(1,301,674)

Total Liabilities and Stockholders’ Deficit	$774,542	$635,340

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30, 2021	November 30, 2020

Revenue, net	$369,450	$169,410

Operating Expenses:
Selling, general and administrative	8,500,338	1,427,288
Product fulfillment	107,928	77,465
Loss on impairment of mineral rights	-	200,000
Total Operating Expenses	8,608,266	1,704,753

Loss From Operations	(8,238,816)	(1,535,343)

Other Income (Expense):
Other income	23,200	46,283
Interest expense	(91,581)	(16,097)

Total Other Income (Expense)	(68,381)	30,186

Net Loss	$(8,307,197)	$(1,505,157)

Loss per Common Share - Basic and Diluted	$(0.04)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	215,173,902	214,850,741

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2019	-	$-	208,650,751	$138,247	$10,364,990	$(11,248,870)	$(745,633)

Stock based compensation	-	-	-	-	56,609	-	56,609

Shares issued for services	-	-	100,000	100	33,900	-	34,000

Shares issued for in Quove asset purchase	-	-	6,200,000	6,200	613,800	-	620,000

Forgiveness of related party liabilities	-	-	-	-	150,257	-	150,257

Beneficial conversion feature on convertible debt	-	-	-	-	88,250	-	88,250

Net loss	-	-	-	-	-	(1,505,157)	(1,505,157)

Balance at November 30, 2020	-	-	214,950,751	144,547	11,307,806	(12,754,027)	(1,301,674)

Stock based compensation - options	-	-	-	-	7,371,138	-	7,371,138

Stock based compensation - shares	-	-	430,000	430	51,919	-	52,349

Net loss	-	-	-	-	-	(8,307,197)	(8,307,197)

Balance as of November 30, 2021	-	$-	215,380,751	$144,977	$18,730,863	$(21,061,224)	$(2,185,384)

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30, 2021	November 30, 2020
Cash Flows From Operating Activities:
Net loss	$(8,307,197)	$(1,505,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Doubtful Accounts	-	7,140
Depreciation	-	772
Stock based compensation	7,423,487	90,609
Loss on impairment of mineral rights	-	200,000
Amortization of debt discount	43,671	39,250
Settlement liability	-	(75,000)
Non-cash effect of right of use asset	456	-
Changes in operating assets and liabilities:
Accounts receivable	500	7,423
Prepaid expenses and other current assets	796	(437)
Accounts payable and accrued expenses	14,726	(29,928)

Net Cash Used In Operating Activities	(823,561)	(1,265,328)

Cash Flows From Financing Activities:
Advances from related parties	1,017,520	1,091,158
Proceeds from convertible notes payable - related party	-	178,000
Payments on notes due to officers	(69,100)	(4,780)

Net Cash Provided By Financing Activities	948,420	1,264,378

Net Increase In Cash	124,859	(950)

Cash - Beginning of Year	7,450	8,400

Cash - End of Year	$132,309	$7,450

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$4,383
Income taxes paid	$-	$-
Noncash investing and financing activities:
Forgiveness of accounts payable due to USMC	$-	$150,257
Vendors paid for on behalf of the Company by USMC	$22,150	$-
Due to affiliates exchanged for convertible debt	$1,401,769	$-
Purchase of assets from Quove Corporation	$-	$620,000

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At November 30, 2021, the Company had a significant accumulated deficit of approximately $21,061,000 and working capital deficit of approximately $2,242,000. For the fiscal year ended November 30, 2021, we had a loss from operations of approximately $8,240,000 and negative cash flows from operations of approximately $824,000. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2021 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

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

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company derives revenues from the sale of its agricultural products. The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer.

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and therefore is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date the Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the year ended November 30, 2021:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$145,500	$223,950	$369,450

Revenue consists of the following by product offering for the year ended November 30, 2020:

Humate INU Advantage	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$8,450	$126,100	$34,860	$169,410

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of November 30, 2021 or 2020.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of and for the years ended November 30, 2021 and 2020, the Company has determined that an allowance of $18,277 for doubtful accounts was necessary.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of November 30, 2021, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the year ended November 30, 2021. The Company recorded a loss on impairment of mineral rights of $200,000 on the statement of operations during the year ended November 30, 2020.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The net amounts incurred were $0 and $180 included in general administrative expenses for the years ended November 30, 2021 and 2020, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $66,688 and $5,913 for the years ended November 30, 2021 and 2020, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per common share for the years ended November 30, 2021 and 2020.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Year Ended November 30,
	2021	2020

Convertible Notes	12,838,289	1,112,500
Stock Options	117,595,000	1,345,000
Total	130,433,289	2,457,500

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

Pursuant to ASC 718 the Company accounts for stock options issued to non-employees for their services in accordance ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

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

NOTE 4 – MINING RIGHTS

Federal Preference Rights Lease in Esmeralda County NV

This Preference Rights Lease is granted by the Bureau of Land Management (“BLM”), covering approximately 2,500 acres of land located in the Mount Diablo Meridian area of Nevada. Contained in the leased property is the Chimney 1 Potassium/Sulfur Deposit which consists of 15.5 acres of land fully permitted for mining operation which is situated within the 2,500 acres held by the Company. All rights and obligations under the Preference Rights Lease have been assigned to the Company by USMC. These rights were initially recorded at their cost of $200,000. At November 30, 2020, the Company fully impaired the asset. This lease requires a payment of $7,503 per year to the BLM.

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014, US Mining and Minerals Corporation entered into a Purchase Agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Company’s Plan and Agreement of Reorganization, on December 1, 2014, USMC, a related party, assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California, in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the BLM. An initial deposit of $50,000 was paid to escrow, and the Purchase Agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of an additional $25,000 (by John Bremer), the Company and U.S. Mining and Minerals Corporation agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company.

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party through 19% beneficial ownership of the Company, pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest shall be payable in full in cash at the closing which can occur at any time before April 1, 2022. As of November 30, 2021, the Company has yet to close on the purchase.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	November 30, 2021	November 30, 2020

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Construction in process	620,000	620,000
	687,164	687,164
Less: accumulated depreciation	(67,164)	(67,164)
Property and equipment, net	$620,000	$620,000

Total depreciation expense for the years ended November 30, 2021 and 2020, was $0 and $772, respectively.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2021. The balance on the note was $25,000 as of November 30, 2021 and 2020. (See Note 12). Total interest expense on the note was $1,500 and $1,496 for the fiscal years ended November 30, 2021 and 2020, respectively.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, CEO and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the year ended November 30, 2021, the Company repaid $69,100 towards the outstanding balance of the note. The balance on the note was $58,716 and $127,816 as of November 30, 2021 and 2020, respectively (See Note 12). Total interest expense on the note was $5,594 and $8,679 for the fiscal years ended November 30, 2021 and 2020, respectively.

Convertible Promissory Notes – USMC

December 1, 2019

On December 1, 2019, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a two-year convertible promissory note in the amount of $20,000 to USMC, with a maturity date of December 31, 2021 (“Tranche #1”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the noteholder, at a conversion price of $0.16 per share.

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $9,593 during the fiscal years ended November 30, 2021 and 2020. Total interest expense on Tranche #1 was $1,000 for the fiscal years ended November 30, 2021 and 2020.

January 1, 2020

On January 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a two-year convertible promissory note in the amount of $86,000 to USMC, with a maturity date of January 1, 2022 (“Tranche #2”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the noteholder, at a conversion price of $0.16 per share.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $16,103 and $14,735 for the fiscal years ended November 30, 2021 and 2020, respectively. Total interest expense on Tranche #2 was $4,300 and $3,935 for the fiscal years ended November 30, 2021 and 2020, respectively.

February 1, 2020

On February 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a two-year convertible promissory note in the amount of $72,000 to USMC, with a maturity date of February 1, 2022 (“Tranche #3”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the noteholder, at a conversion price of $0.16 per share.

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $17,975 and $14,922 for the fiscal years ended November 30, 2021 and 2020, respectively. Total interest expense on Tranche #3 was approximately $3,600 and $8,988 for the fiscal years ended November 30, 2021 and 2020, respectively.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a two-year convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. Total interest expense on Tranche #4 was $41,100 for the year ended November 30, 2021.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a two-year convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. Total interest on Tranche #5 was $20,490 for the year ended November 30, 2021.

Convertible Note Payable – Related Party (US Mine, LLC)

On May 27, 2021, in connection with the Materials Extraction Agreement (the “Extraction Agreement”) with US Mine, LLC, a related party, (see Note 12), the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of the initial trading date on such national securities exchange, and (iii) the remaining 25% on or after the twelve-month anniversary of the initial trading date. Total interest on the US Mine Note was approximately $10,300 for the year ended November 30, 2021. Prior to November 30, 2021, this agreement was amended; refer to Note 11 for more detail of the amendment.

NOTE 7 – LEASES

With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities.

The Company is a party to a two-year lease, with USMC, a related party, for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 12). The Ione Lease expires in November 2022 (subject to automatic extensions of one month) and has an annual base rental during the initial term of $1,500.

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

The following table presents net lease cost and other supplemental lease information:

Year Ended November 30, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$18,000
Short term lease cost	-
Sublease income	-
Net lease cost	$18,000

Operating lease – operating cash flows (fixed payments)	$18,000
Operating lease – operating cash flows (liability reduction)	$16,378
Non-current leases – right of use assets	$15,639
Current liabilities – operating lease liabilities	$16,095
Non-current liabilities – operating lease liabilities	$-

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended November 30, 2021:

Fiscal Year	Operating Leases
2022	$16,500
Total future minimum lease payments	16,500
Amount representing interest	(405)
Present value of net future minimum lease payments	$16,095

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	November 30, 2021	November 30, 2020

Accounts payable	$2,647	$84,600
Accrued interest	126,806	39,948
Accrued compensation	27,163	39,492
Accounts payable and accrued expenses	$156,616	$164,040

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is using office space provided by USMC, a related party that is owned by the Company’s majority shareholders and directors A. Scott Dockter and John Bremer. (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. An arbitration hearing is scheduled for July 1 and 5-8, 2022 before arbitrator, Scott Silverman in Los Angeles.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019, and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. A June 2021 trial date was postponed due to Covid-relate delays but was rescheduled to begin during June 2022.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The parties are currently in settlement negotiations. The Company believes its potential exposure to be approximately $400,000 and, as such, has accrued this amount on the consolidated balance sheet at November 30, 2021.

On April 16, 2021, LexisNexis, a division of RELX, Inc., filed a Complaint against the Company and its former attorney, Michael Kessler, Esq., in the Superior Court of the State of California, Amador County (Case No. 21-CV-12123). This is a limited jurisdiction lawsuit seeking payment of $18,211. The basis of the Complaint is that Mr. Kessler incurred this debt to LexisNexis, a legal research company. Mr. Kessler was alleged to have failed to pay the annual bill. After the matter was sent to collections, it is the Company’s understanding that Mr. Kessler claimed that he was employed by the Company as its general counsel at the time and that the Company was therefore responsible for payment. The Company strongly disputed this characterization and maintained that it had no obligation to LexisNexis under the facts or the law. The lawsuit was dismissed on August 23, 2021.

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

Note 10 - STOCKHOLDERS’ EQUITY

During the fiscal year ended November 30, 2020, the Company issued 6,200,000 shares of the Company’s common stock with a fair value of $0.10 per share to Quove Corporation for the purchase of assets used in conjunction with the operating of its gold processing plant.

During the fiscal year ended November 30, 2020, the Company issued 100,000 shares of the Company’s common stock with a fair value of $0.094 per share to an investor pursuant to an investment banking agreement for services rendered.

During the fiscal year ended November 30, 2021, the Company issued an aggregate of 350,000 shares of common stock with a fair value range between $0.07 and $0.15 per share to an investment banking firm pursuant to an investment banking agreement for services rendered to the Company.

During the fiscal year ended November 30, 2021, the Company issued 80,000 shares of common stock with a fair value of $0.15 per share to a director pursuant to a director’s agreement for services rendered.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of November 30, 2021, options to purchase an aggregate of 50,000 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

The Company granted options to purchase an aggregate of 116,450,000 and 795,000 shares of common stock during the fiscal years ended November 30, 2021 and 2020.

The weighted average grant date fair value of options granted and vested during the year ended November 30, 2021 was $43,544,242 and $13,490, respectively. The weighted average non-vested grant date fair value of non-vested options was $43,544,242 at November 30, 2021.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2019	550,000	$2.74
Granted	795,000	0.10
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2020	1,345,000	1.18
Granted	116,450,000	0.38
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2021	117,795,000	$0.39

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2021:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	2.64	$0.099	400,000
0.10	645,000	3.78	0.10	645,000
0.12	50,000	6.82	0.12	50,000
0.36	200,000	4.70	0.36	-
0.38	116,000,000	6.84	0.38	-
3.00	500,000	4.25	3.00	500,000
	117,795,000	6.80	$0.39	1,595,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The stock options granted under the Option Plan are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $163,650 and was based on the Company’s closing stock price of $0.25 as of November 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

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

On August 13, 2021, the Company granted a director an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.36 per share and a fair value of $90,944. These options vest one year from the grant date. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.46; strike price - $0.36; expected volatility – 266%; risk-free interest rate – 0.79%; dividend rate – 0%; and expected term – 3.50 years.

On October 6, 2021, the Company granted to US Mine LLC, a related party (see Note 12), an option to purchase 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share and a fair value of $43,808,780. These options vest on the following schedule: 50% vest after six months, 25% vest after twelve months, and the remaining vest after 18 months. The options were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.38; strike price - $0.38; expected volatility – 278%; risk-free interest rate – 1.26%; dividend rate – 0%; and expected term – 3.88 years.

Total compensation expense related to the options was $7,371,138 and $56,609 for the years ended November 30, 2021 and 2020, respectively. As of November 30, 2021, there was $36,465,617 in future compensation cost related to non-vested stock options.

NOTE 12 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at November 30, 2021.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. During the years ended November 30, 2021 and 2020, the Company made purchases from USMC totaling $12,000 and $0, respectively, and are recorded as part of accounts payable on the Company’s consolidated balance sheets. No services were rendered by USMC for the years ended November 30, 2021 and 2020, respectively. In addition, during the fiscal years ended November 30, 2021 and 2020, USMC paid $22,150 and $1,900, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $1,017,520 and $1,084,789, respectively, and are recorded as part of due to affiliates on the Company’s consolidated balance sheets. The amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock as part of the September 5, 2019, Debt Exchange Agreement (See Note 6). The balance due to USMC is $729,059 and $1,091,158 at November 30, 2021 and 2020, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of November 30, 2021, USMC has purchased notes totaling $1,000,000 with maturity dates ranging from December 1, 2021, through November 25, 2022 (see Note 6). Interest expense on these notes totaled $50,000 and $7,923 for the fiscal years ended November 30, 2021 and 2020, respectively, and is recorded as part of accrued expenses on the consolidated balance sheets.

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. As of November 30, 2021, USMC has purchased notes totaling $5,798,769 with a maturity date of March 17, 2023 (see Note 6). Interest expense on these notes totaled $20,490 for the year ended November 30, 2021 and is recorded as part of accrued expenses on the consolidated balance sheets.

The outstanding balance due on the above notes to USMC is $1,579,769 and $178,000 at November 30, 2021 and 2020, respectively.

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

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, CEO and a director of the Company to consolidate the total amounts due to and assumed by Mr. Dockter. The note bears interest at 6% and is due upon demand. During the fiscal years ended November 30, 2021 and 2020, the Company repaid $69,100 and $4,780, respectively, towards the balance of the note. As of November 30, 2021 and 2020, the principal balance due on this note is $58,716 and $127,816, respectively, and is recorded as Note Payable to Officer on the consolidated balance sheet. Interest expense for this note was $5,595 and $8,679 for the fiscal years ended November 30, 2021 and 2020, respectively.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of November 30, 2021 and 2020, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Four customers accounted for 99% of total revenue for the year ended November 30, 2021, as set forth below:

Customer A	46%
Customer B	24%
Customer C	17%
Customer D	11%

Three customers accounted for 79% of total revenue for the fiscal year ended November 30, 2020, as set forth below:

Customer A	39%
Customer B	21%
Customer C	19%

Accounts Receivable

One customer accounted for 100% of the accounts receivable as of November 30, 2021.

Two customers accounted for 100% of the accounts receivable as of November 30, 2020, as set forth below:

Customer A	80%
Customer B	20%

Vendors

Two suppliers accounted for 88% of purchases as of November 30, 2021, as set forth below:

Vendor A, a related party	75%
Vendor B	13%

One supplier accounted for 85% of purchases as of November 30, 2020.

NOTE 14 – INCOME TAXES

The Company identified their federal and California state tax returns as their “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are 2016 through 2021. The Company believe their income tax filing positions and deductions will be sustained on audit, and they do not anticipate any adjustments that would result in a material change to their financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At November 30, 2021, we had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $10,188,735 which are available to offset future taxable income. As a result of the Tax Cuts Job Act 2017, certain of these carry-forwards do not expire. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts our ability to realize these deferred tax assets.

Our net deferred tax assets, liabilities and valuation allowance as of November 30, 2021 and 2020 are summarized as follows:

	Year Ended November 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$4,959,800	$897,800
Changes in prior year estimates	-	-
Total deferred tax assets	4,959,800	897,800
Valuation allowance	(4,959,800)	(897,800)
Net deferred tax assets	$-	$-

We record a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $4,062,000 during the fiscal year ended November 30, 2021. The valuation allowance decreased $1,243,100 during the fiscal year ended November 30, 2021.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended November 30, 2021 and 2020, is as follows:

	2021	2020
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(7)	(7)
Incentive stock options	-	5
Change in valuation allowance	49	23
Other	(21)	(-)
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2021 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after November 30, 2021 through the date the consolidated financial statements were available for issuance. During this period the Company did not have any material reportable subsequent events.

