Form 10-Q
period 2022-02-28
PureBase Corp
filed 2022-04-14
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: February 28, 2022

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

As of April 14, 2022, there were 239,122,406 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	November 30,
	2022	2021

ASSETS

Current Assets:
Cash and cash equivalents	$10,765	$132,309
Accounts receivable, net of allowances for uncollectables of $- and $18,277, respectively	2,000	2,000
Prepaid expenses and other assets	13,064	4,594
Total Current Assets	25,829	138,903

Property and equipment, net	620,000	620,000
Right of use asset	11,374	15,639

Total Assets	$657,203	$774,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$190,788	$156,616
Settlement liability	400,000	400,000
Lease liability	11,778	16,095
Note payable to officer	58,716	58,716
Due to affiliated entities	849,343	729,059
Convertible notes payable - related party, net of discount of $- and $5,329, respectively	1,000,000	994,671
Notes payable, related party	25,000	25,000
Total Current Liabilities	2,535,625	2,380,157

Convertible notes payable - related party, net of current portion, and net of discount of $-	579,769	579,769

Total Liabilities	3,115,394	2,959,926

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 215,380,751 and 215,380,751 shares issued and outstanding, at February 28, 2022 and November 30, 2021, respectively	144,977	144,977
Additional paid in capital	29,680,601	18,730,863
Accumulated deficit	(32,283,769)	(21,061,224)
Total Stockholders’ Deficit	(2,458,191)	(2,185,384)

Total Liabilities and Stockholders’ Deficit	$657,203	$774,542

The accompanying notes are an integral part of these condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	February 28, 2022	February 28, 2021

Revenue, net	$-	$-

Operating Expenses:
Selling, general and administrative	11,200,401	220,926
Product fulfillment	3,252	2,114
Total Operating Expenses	11,203,653	223,040

Loss From Operations	(11,203,653)	(223,040)

Other Income (Expense):
Other income	2,007	-
Interest expense	(20,898)	(14,960)
Total Other Income (Expense)	(18,891)	(14,960)

Net Loss	$(11,222,544)	$(238,000)

Loss per Common Share - Basic and Diluted	$(0.05)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	215,380,751	214,950,741

The accompanying notes are an integral part of these condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022 AND 2021

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2020	-	$-	214,950,741	$144,547	$11,307,806	$(12,754,027)	$(1,301,674)

Stock based compensation	-	-	-	-	10,688	-	10,688

Net loss	-	-	-	-	-	(238,000)	(238,000)

Balance at February 28, 2021	-	$-	214,950,741	$144,547	$11,318,494	$(12,992,027)	$(1,528,986)

Balance at November 30, 2021	-	-	215,380,751	144,977	18,730,863	(21,061,224)	(2,185,384)

Stock based compensation - shares	-	-	-	-	10,949,738	-	10,949,738

Net loss	-	-	-	-	-	(11,222,544)	(11,222,544)

Balance as of February 28, 2022	-	$-	215,380,751	$144,977	$29,680,601	$(32,283,769)	$(2,458,191)

The accompanying notes are an integral part of these condensed consolidated financial statements

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	February 28, 2022	February 28, 2021
Cash Flows From Operating Activities:
Net loss	$(11,222,544)	$(238,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	10,949,738	10,688
Loss on impairment of mineral rights	-	-
Amortization of debt discount	5,329	10,768
Settlement liability	-	-
Non-cash effect of right of use asset	(52)	293
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,470)	1,688
Accounts payable and accrued expenses	36,455	(24,224)

Net Cash Used In Operating Activities	(239,544)	(238,787)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related parties	118,000	242,077
Payments on notes due to officers	-	(5,600)

Net Cash Provided By Financing Activities	118,000	236,477

Net Increase In Cash	(121,544)	(2,310)

Cash - Beginning of Period	132,309	7,450

Cash - End of Period	$10,765	$5,140

Supplemental Cash Flow Information:
Cash paid for:
Noncash investing and financing activities:
Vendors paid for on behalf of the Company by USMC	$(2,284)	$-
Due to affiliates exchanged for convertible debt	$-	$822,000

The accompanying notes are an integral part of these condensed consolidated financial statements

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

In the construction sector, the Company’s focus since 2020 has been to develop and test a kaolin-based product that will help create a lower CO2-emitting concrete (through the use of high-quality supplementary cementitious materials (“SCM’s”.)) The Company is developing a SCM that it believes can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM products in the construction-materials sector.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At February 28, 2022, the Company had a significant accumulated deficit of approximately $32,283,769 and working capital deficit of approximately $2,509,796. For the three months ended February 28, 2022, the Company had a loss from operations of approximately $11,222,544 and negative cash flows from operations of approximately $239,544. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2022, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from an affiliate, the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended November 30, 2021 in our Form 10-K filed on March 15, 2022 with the SEC. The results of the three months ended February 28, 2022 (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2022.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of February 28, 2022 and November 30, 2021.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. The Company has determined that there was no allowance for doubtful accounts as of February 28, 2022, and an allowance of $18,277 was necessary as of November 30, 2021.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of February 28, 2022, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three months ended February 28, 2022 and February 28, 2021.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no shipping and handling costs incurred during the three months ended February 28, 2022 and February 28, 2021.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $12,040 and $16,000 for the three months ended February 28, 2022 and February 28, 2021, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the options have been excluded from the Company’s computation of net loss per share of common stock for the three months ended February 28, 2022 and February 28, 2021.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended
	February 28, 2022	February 28, 2021

Convertible Notes	6,250,000	6,250,000
Stock Options	1,595,000	1,345,000
Total	7,815,000	7,595,000

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

Leases

With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. Right-of-use (“ROU”) assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that we will exercise that option.

Leases in which our company is the lessee are comprised of corporate offices. All of the leases are classified as operating leases. The Company is a party to a two-year lease, with USMC, a related party, for 1,000 square feet of space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 10). The Ione Lease expires in November 2022 (subject to automatic extensions on a month-to-month basis) and has a monthly base rental during the initial term of $1,500. The remaining weighted average term is .67 years.

In accordance with ASC 842, Leases, we recognized a ROU asset and corresponding lease liability on our consolidated balance sheet for long-term office leases. See Note 7 – Leases for further discussion, including the impact on our consolidated financial statements and related disclosures.

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party of the Company, pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest is payable in full in cash at the closing which must occur at any time before April 1, 2022. (the “Closing Date”). On April 14, 2022, the agreement was amended to extend the Closing Date to April 14, 2023.

NOTE 5 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at February 28, 2022. The balance on the note was $25,000 as of February 28, 2022 and November 30, 2021 (see Note 10). Total interest expense on the note was $370 for the three months ended February 28, 2022 and February 29, 2021.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, CEO and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note to Mr. Dockter bears interest at 6% and is due upon demand. During the three months ended February 28, 2022, the Company did not make repayments towards the outstanding balance of the note. The balance on the note was $58,716 as of February 28, 2022 and November 30, 2021 (See Note 10). Total interest expense on the note was $869 and $1,868 for the three months ended February 28, 2022 and February 28, 2021, respectively.

Convertible Promissory Notes – USMC

December 1, 2019

On December 1, 2019, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a convertible promissory note in the amount of $20,000 to USMC, with a maturity date of December 31, 2021 (“Tranche #1”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the December 1, 2019 note was amended to extend the maturity date to April 30, 2022. Thereafter, on April 7, 2022, USMC converted the outstanding principal balance of $20,000 of the December 1, 2019 note, plus accrued interest totaling $2,351 through such date, into 139,692 shares of the Company’s common stock.

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $815 and $2,365 during the three months ended February 28, 2022 and February 28, 2021, respectively. Total interest expense on Tranche #1 was approximately $250 for the three months ended February 28, 2022 and February 28, 2021.

January 1, 2020

On January 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a convertible promissory note in the amount of $86,000 to USMC, with a maturity date of January 1, 2022 (“Tranche #2”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the January 1, 2020 note was amended to extend the maturity date to April 30, 2022. Thereafter, on April 7, 2022, USMC converted the outstanding principal balance of $86,000 of the January 1, 2020 note, plus accrued interest totaling $9,743 through such date, into 598,392 shares of the Company’s common stock.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $1,412 and $3,971 for the three months ended February 28, 2022 and February 28, 2021, respectively. Total interest expense on Tranche #2 was approximately $1,060 for the three months ended February 28, 2022 and February 28, 2021, respectively.

February 1, 2020

On February 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a convertible promissory note in the amount of $72,000 to USMC, with a maturity date of February 1, 2022 (“Tranche #3”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, $0.001 par value, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the February 1, 2020 note was amended to extend the maturity date to April 30, 2022. Thereafter, on April 7, 2022, USMC converted the outstanding principal balance of $72,000 of the February 1, 2020 note, plus accrued interest totaling $7,851 through such date, into 499,068 shares of the Company’s common stock.

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $3,103 and $4,432 for the three months ended February 28, 2022 and February 28, 2021, respectively. Total interest expense on Tranche #3 was approximately $900 for the three months ended February 28, 2022 and February 28, 2021.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. Total interest expense on Tranche #4 was approximately $10,100 for the three months ended February 28, 2022 and February 28, 2021. On April 7, USMC converted the outstanding principal balance of $822,000 of the December 1, 2020 note, plus accrued interest totaling $55,401 through such date, into 5,483,753 shares of the Company’s common stock.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021, securities purchase agreement with USMC, a related party (see Note 10), the Company issued a convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. Total interest expense on Tranche #5 was approximately $7,150 for the three months ended February 28, 2022. On April 7, USMC converted the outstanding principal balance of $579,769.39 of the March 17, 2021 note, plus accrued interest totaling $30,656 through such date, into 6,936,656 shares of the Company’s common stock.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	As of February 28, 2022	As of November 30, 2021

Accounts payable	$24,547	$2,647
Accrued interest – related party	147,522	126,806
Accrued compensation	18,719	27,163
Accounts payable and accrued expenses	$190,788	$156,616

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

	Three Months Ended February 28, 2022	Three Months Ended February 28, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$4,500	$4,500
Short term lease cost	-	-
Sublease income	-	-
Net lease cost	$4,500	$4,500

Operating lease – operating cash flows (fixed payments)	$4,500	$4,500
Operating lease – operating cash flows (liability reduction)	$4,317	$4,107
Non-current leases – right of use assets	$11,374	$28,434
Current liabilities – operating lease liabilities	$11,778	$15,504
Non-current liabilities – operating lease liabilities	$-	$13,223

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended February 28, 2022:

Fiscal Year	Operating Leases
Remainder of 2022	$12,000
Total future minimum lease payments	12,000
Amount representing interest	(222)
Present value of net future minimum lease payments	$11,778

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is using office space provided by USMC, a related party that is owned by the Company’s majority shareholders and directors A. Scott Dockter and John Bremer. (See Note 10).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. An arbitration hearing is scheduled for July 1 and 5-8, 2022 before arbitrator, Scott Silverman in Los Angeles. The Company is in the process of scheduling a mediation to explore a possible settlement.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019, and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. A June 2021 trial date was postponed due to Covid-related delays but was rescheduled to begin during June 2022.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. After settlement negotiations were terminated, the matter was set for trial in April 2023.

Contractual Matters

On November 1, 2013, we entered into an agreement with USMC, a related party, in which USMC provides various technical evaluations and mine development services for the Company with regard to the various mining properties/rights owned by the Company. Terms of services and compensation will be determined for each project undertaken by USMC.

On October 12, 2018, the Board approved a material supply agreement with USMC, a related party, pursuant to which USMC will provide designated natural resources to the Company at predetermined prices (see Note 10).

Note 9 – STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of February 28, 2022, options to purchase an aggregate of 50,000 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

The Company did not grant stock options during the three months ended February 28, 2022 and February 28, 2021.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2021	117,795,000	$0.39
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 28, 2022	117,795,000	0.39

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 28, 2022:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	2.39	$0.099	400,000
0.10	645,000	3.54	0.10	645,000
0.12	50,000	6.57	0.12	50,000
0.36	200,000	4.45	0.36	-
0.38	116,000,000	6.59	0.38	-
3.00	500,000	4.01	3.00	500,000
	117,795,000	6.55	$0.39	1,595,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The stock options granted under the Option Plan are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

Total compensation expense related to the options was $10,949,738 and $10,687 for the three months ended February 28, 2022 and February 28, 2021, respectively. As of February 28, 2022, there was $21,865,966 in future compensation cost related to non-vested stock options.

The aggregate intrinsic value totaled $14,313,350 for total outstanding and exercisable options, which was based on our estimated fair value of the common stock of $0.51 as of February 28, 2022, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 10 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at February 28, 2022.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the three months ended February 28, 2022 and 2021, the Company did not make any purchased from USMC. No services were rendered by USMC for the three months ended February, 2022 and 2021. In addition, during the three months ended February 28, 2022 and 2021, USMC paid $2,284 and $0, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $118,000 and $242,077, respectively, which are recorded as part of due to affiliates on the Company’s unaudited consolidated balance sheets. The amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock pursuant to the September 5, 2019, Debt Exchange Agreement (See Note 5). The balance due to USMC was $849,343 and $729,059 at February 28, 2022 and November 30, 2021, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of February 28, 2022, USMC has purchased notes totaling $1,000,000 with maturity dates ranging from December 1, 2021, through November 25, 2022 (see Note 5). Interest expense on these notes totaled $12,329 for the three months ended February 28, 2022 and 2021, and is recorded as part of accrued expenses on the consolidated balance sheets. On April 7, 2022, the December 1, 2019, January 1, 2020 and February 1, 2020 notes were amended to extend the maturity dates of all such notes to April 30, 2022. Thereafter, on April 7, 2022, USMC converted the aggregate outstanding principal balance of $1,000,000 of the December 1, 2019, January 1, 2020, February 1, 2020 and December 1, 2020 notes, plus accrued interest totaling $75,346 through such date, into 6,720,906 shares of the Company’s common stock.

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. As of February 28, 2022, USMC has purchased notes totaling $1,579,769 with a maturity date of March 17, 2023 (see Note 5). Interest expense on these notes totaled $19,477 for the three months ended February 28, 2022 and is recorded as part of accrued expenses on the consolidated balance sheets. On March 14, 2022, in connection with the November 25, 2020, securities purchase agreement with USMC, a related party, the Company issued a convertible promissory note in the amount of $884,492.28 to USMC, with a maturity date of March 14, 2024. The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the Holder, at a conversion price of $0.088 per share. On April 7, 2022 USMC converted the aggregate outstanding principal balance of $1,464,337 of the November 25, 2020 note and March 14, 2022 note, plus accrued interest totaling $33,564 through such date, into 17,020,749 shares of the Company’s common stock.

On April 7, 2022, the Company entered into a securities purchase agreement with USMC, effective March 23, 2022, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.39 per share.

The outstanding balance due on the above notes to USMC was $1,579,769 at February 28, 2022 and November 30, 2021.

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered into on October 12, 2018. All kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. Under the terms of the Supply Agreement, the Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Agreement for a material breach which is not cured within 90 days.

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

On October 6, 2021, and prior to consummation of activities under the Extraction Agreement, the Company and US Mine executed an amendment to the Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the Note was cancelled and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine LLC as compensation. Shares subject to the option vest as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. For the three months ended February 28, 2022 the Company expensed $10,917,826 in stock-based compensation expense related to the issuance of the option on October 16, 2021 to US Mine LLC under the extraction agreement.

Leases

On October 1, 2020 the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7).

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, CEO and a director of the Company to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 28, 2022, the Company did not make any payments towards the balance of the note. As of February 28, 2022 and November 30, 2021, the principal balance outstanding on this note was $58,716, respectively, and is recorded as Note Payable to Officer on the unaudited condensed consolidated balance sheet. Interest expense for this note was $869 and $1,868 for the three months ended February 28, 2021 and February 28, 2021, respectively.

NOTE 11 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of February 28, 2022 and November 30, 2021, the Company had no deposits in excess of the FDIC insured limit.

Revenues

The Company had no revenue for the three months ended February 28, 2022 and 2021.

Accounts Receivable

One customer accounted for 100% of the accounts receivable as February 28, 2022 and November 30, 2021.

Vendors

Four suppliers accounted for 70% of purchases as of February 28, 2022, as set forth below:

Vendor A	22%
Vendor B	18%
Vendor C	16%
Vendor D	14%

Two suppliers accounted for 88% of purchases as of November 31, 2021, as set forth below:

Vendor A, a related party	75%
Vendor B	13%

NOTE 12 – SUBSEQUENT EVENTS

Conversion of Related Party Notes

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of February 28, 2022, USMC has purchased notes totaling $1,000,000 with maturity dates ranging from December 1, 2021, through November 25, 2022 (see Note 5). Interest expense on these notes totaled $12,329 for the three months ended February 28, 2022 and 2021, and is recorded as part of accrued expenses on the consolidated balance sheets. On April 7, 2022, the December 1, 2019, January 1, 2020 and February 1, 2020 notes were amended to extend the maturity dates to April 30, 2022. Thereafter, on April 7, 2022, USMC agreed to convert the principal balance of the December 1, 2019, January 1, 2020, February 1, 2020 and December 1, 2020 notes, plus accrued interest totaling $75,346 through such date, into 6,720,906 shares of the Company’s common stock.

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. As of February 28, 2022, USMC has purchased notes totaling $1,579,769 with a maturity date of March 17, 2023 (see Note 5). Interest expense on these notes totaled $19,477 for the three months ended February 28, 2022 and is recorded as part of accrued expenses on the consolidated balance sheets. On March 14, 2022, in connection with the November 25, 2020, securities purchase agreement with USMC, a related party, (see Note 10), the Company issued a convertible promissory note in the amount of $884,492.28 to USMC, with a maturity date of March 14, 2024. The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the Holder, at a conversion price of $0.088 per share. On April 7, 2022, USMC agreed to convert the principal balance of the November 25, 2020, note, plus accrued interest totaling $33,564 through such date, into 17,020,749 shares of the Company’s common stock.

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party of the Company, pursuant to which the Company will purchase the Snow White Mine for $836,000. The purchase price plus 5% interest is payable in full in cash at the closing which must occur at any time before April 1, 2022. On April 14, 2022, the agreement was amended to extend the closing date to April 14, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Business Overview

The Company, through its two divisions, Purebase Ag and Purebase SCM, is engaged in the agricultural and construction-materials sectors. In the agricultural sector, the Company’s business is to develop specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture.

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

The Company is building a brand family under the trade name “Purebase,” consisting of its Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops. The Company is also involved in the early testing of soil amendment products based on humic and fulvic acids derived from leonardite. Other agricultural products are in the development stage.

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

Recent Developments

On March 14, 2022, the Company issued a two-year 5% unsecured convertible promissory note to USMC in the principal amount of $884,492.28 (the “March 14, 2022 Note”), pursuant to the terms of a securities purchase agreement, dated March 17, 2021, with USMC. Amounts due under the March 14, 2022 Note may be converted into shares of common stock, at any time at the option of the holder, at a conversion price of $0.088 per share. The conversion price and number of shares issuable upon conversion of the March 14, 2022 Note is subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and other dilutive events.

On April 7, 2022, the “Company entered into a First Amendment to Promissory Notes (the “Note Amendment”) with USMC, the holder of the Company’s outstanding 5% unsecured convertible promissory notes (the “2019/2020 Notes”) issued under a securities purchase agreement, dated September 26, 2019. Pursuant to the Note Amendment, the maturity dates were extended, to April 30, 2022, for: (i) a 2019/2020 Note in the principal amount of $20,000, originally issued on December 1, 2019, with a maturity date of December 1, 2021, (ii) a 2019/2020 Note in the principal amount of $86,000, originally issued on January 1, 2020, with a maturity date of January 1, 2022, and (iii) a 2019/2020 Note in the principal amount of $72,000, originally issued on February 1, 2022, with a maturity date of February 1, 2022 (collectively, the “2019/2020 Amended Notes”). In addition, USMC waived any “Event of Default” under the 2019/2020 Amended Notes for the Company’s failure to pay any principal amount or interest due under the 2019/2020 Amended Notes, or failure to perform any other covenant, obligation, condition or agreement contained in any of the 2019/2020 Amended Notes. Except as expressly provided in the Note Amendment, all of the terms of the 2019/2020 Notes remain in full force and effect.

On April 7, 2022, the Company also entered into a securities purchase agreement with USMC, effective as of March 23, 2022, pursuant to which USMC may purchase up to an additional $1,000,000 of two year 5% unsecured convertible promissory notes (“2022/2023 Notes”), in one or more closings. Amounts due under the 2022/2023 Notes are convertible into shares of common stock at any time at the option of the holder, at a conversion price of $0.39 per share, subject to adjustment for any subdivision or consolidation of the Company’s shares and other standard dilutive events.

On April 7, 2022, USMC converted all amounts due under the 5% unsecured convertible promissory notes into shares of common stock of the Company as follows: (i) the principal amount of $20,000, and accrued interest in the aggregate amount of $2,350.68, due under the outstanding note issued on December 1, 2019, was converted into a total of 139,692 shares, (ii) the principal amount of $86,000, and accrued interest in the aggregate amount of $9,742.74, due under the outstanding note issued on January 1, 2020, was converted into a total of 598,392 shares, (iii) the principal amount of $72,000, and accrued interest in the aggregate amount of $7,850.96, due under the outstanding note issued on February 1, 2020, was converted into a total of 499,068 shares, (iv) the principal amount of $822,000, and accrued interest in the aggregate amount of $55,400.55, due under the outstanding note issued on November 25, 2020, was converted into a total of 5,483,753 shares, (v) the principal amount of $579,769.39, and accrued interest in the aggregate amount of $30,656.30, due under the outstanding note issued on March 17, 2021, was converted into a total of 6,936,656 shares, and (vi) the principal amount of $884,492.28, and accrued interest in the aggregate amount of $2,907.92, due under the outstanding note issued on March 14, 2022, was converted into a total of 10,084,093 shares.

A. Scott Dockter, the principal executive officer and a director and shareholder of the Company, and John Bremer, a director and shareholder of the Company, are also officers, directors and shareholders of USMC.

Results of Operations

Comparison of the Three Months Ended February 28, 2022 and the Three Months Ended February 28, 2021

A comparison of the Company’s operating results for the three months ended February 28, 2022 and February 28, 2021 are summarized as follows:

	February 28,	February 28,
	2022	2021	Variance
Revenues	$-	$-	$-
Operating expenses:
Selling, general & administrative	11,200,401	220,926	10,979,475
Product fulfillment, exploration and mining	3,252	2,114	1,138
Loss from operations	(11,203,653)	(223,040)	(10,980,613)
Other income (expense)	(18,891)	(14,960)	(3,931)
Net Loss	$(11,222,544)	$(238,000)	$(10,984,544)

Revenues

The Company did not generate any revenue during the three months ended February 28, 2022 February 28, 2021.

Operating Expenses

Total operating expenses increased by $10,980,613, or 4,923% for the three months ended February 28, 2022 as compared to the three months ended February 28, 2021 as a result of an increase in stock compensation cost resulting primarily from the Company issuing stock options to US Mine, LLC.

Selling, general and administrative expenses increased by $10,979,475, or 4,970%, for the three months ended February 28, 2022, as compared to the three months ended February 28, 2021, due to an increase of approximately $10,939,000 in stock compensation cost resulting primarily from the Company issuing stock option to US Mine, LLC.

Product fulfillment, exploration and mining expenses for the three months ended February 28, 2022, increased $1,138, or 58% as compared to the three months ended February 28, 2021 due to an increase in exploration costs.

Other Income (Expense)

Other income (expense) increased by $3,931, or 26%, for the three months ended February 28, 2022, as compared to the three months ended February 28, 2021, primarily due to an increase in interest expense as a result of the Company entering into $579,769 of convertible debt with USMC subsequent to the three months ended February 29, 2021.

Liquidity and Capital Resources

As of February 28, 2022, we had $10,765 in cash on hand and a working capital deficiency of $2,509,796, as compared to cash on hand of $132,209 and a working capital deficiency of $2,241,254 as of November 30, 2021. The decrease in working capital deficiency is mainly due to an approximate $121,500 decrease in cash on hand that was spent on operating activities.

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

Furthermore, such outside financing would likely take the form of bank loans, private offerings of debt or equity securities, advances from affiliates or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current shareholders while incurring debt by the Company would increase the Company’s cash flow requirements and may subject the Company to restrictions on its operations and corporate actions.

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through February 28, 2022, of approximately $32,283,769, as well as negative cash flows from operating activities. During the three months ended February 28, 2022, the Company received net cash proceeds of approximately $118,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of February 28, 2022, in comparison to our working capital deficiency as of November 30, 2021, can be summarized as follows:

	February 28,	November 30,
	2022	2021
Current assets	$25,829	$138,903
Current liabilities	2,535,625	2,380,157
Working capital deficiency	$(2,509,796)	$(2,241,254)

The decrease in current assets is primarily due to a decrease in cash of 121,544, partially offset by an increase in prepaid expenses and other assets of $8,470. Current liabilities increased $155,468, or 7% during the three months ended February 28, 2022, as compared to the three months ended February 28, 2021 primarily due to an increase in account payable and accrued expenses, and amounts due to affiliated entities of $34,172 and $120,284, respectively, during the three months ended February 28, 2022.

Cash Flows

	Three Months Ended
	February 28, 2022	February 28, 2021
Net cash used in operating activities	$(239,544)	$(238,787)
Net cash provided by financing activities	118,000	236,477
Decrease in cash	$(121,544)	$(2,310)

Operating Activities

Net cash used in operating activities was $239,544 for the three months ended February 28, 2022, primarily due to a net loss of $11,222,544, which primarily consisted of a non-cash expense of $10,949,738 related to stock based compensation cost, wages of $128,217 and professional fees of $88,320, which was partially offset by an increase of $36,455 in accounts payable.

Net cash used in operating activities was $238,787 for the three months ended February 28, 2021, primarily due to a net loss of $238,000 and an increase of $24,224 in accounts payable and accrued expenses which was partially offset by non-cash expenses of $21,749 related to stock-based compensation and amortization of debt discount.

Investing Activities

There were no investing activities during the three months ended February 28, 2022 and February 28, 2021.

Financing Activities

For the three months ended February 28, 2022, net cash provided by financing activities was $118,000, which was advanced to the Company by USMC and recorded as part of due to affiliated entities on the balance sheet.

For the three months ended February 28, 2021, net cash provided by financing activities was $236,477, primarily due to $24,077 advanced  to the Company by USMC and recorded as part of due to affiliated entities on the balance sheet.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Quarterly Report, and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as filed with the SEC on March 15, 2022.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of February 28, 2022 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. An arbitration hearing is scheduled for July 1 and 5-8, 2022 before arbitrator, Scott Silverman in Los Angeles. The Company is in the process of scheduling a mediation to explore a possible settlement.

On January 11, 2019, the Company filed a complaint in the Nevada District Court for Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as VP of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company is seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019, and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding Todd Gauer and John Gingerich as additional defendants. A default has been taken against Mr. Gingerich. Litigation is actively proceeding against Mr. Hurtado, Mr. Gauer, and Agregen. A June 2021 trial date was postponed due to Covid-related delays but was rescheduled to begin during June 2022.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. After settlement negotiations were terminated, the matter was set for trial in April 2023.

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
Date: April 14, 2022

