Form 10-Q/A
period 2021-05-31
PureBase Corp
filed 2022-06-21
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Purebase Corporation, a Nevada corporation (the “Company”), is filing this Amendment No. 1 to Form 10-Q/A (the “Amended 10-Q”) to amend the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2021 (the “Original 10-Q”), solely to amend certain disclosures related to a promissory note the Company issued to U.S. Mine, LLC, a related party, on May 27, 2021, which was retroactively rescinded, ab initio, on October 6, 2021.

Except as described above, no other amendments are being made to the Original 10-Q. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company is filing with this Amended 10-Q updated certifications executed as of the date of this Amended 10-Q by its Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31 and 32 to this Amended 10-Q.

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

Convertible Promissory Note – US Mine, LLC

On May 27, 2021, in connection with the Materials Extraction Agreement (the “Extraction Agreement”) with US Mine, LLC, a related party, (See Note 11), the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of the initial trading date on such national securities exchange, and (iii) the remaining 25% on or after the twelve-month anniversary of the initial trading date. Total interest on the US Mine Note was approximately $10,300 for the three and six months ended May 31, 2021. Subsequent to May 31, 2021, on October 6, 2021, the Extraction Agreement was amended, and the US Mine Note was retroactively rescinded, ab initio; refer to Note 11 for more details of the amendment.

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

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. As of May 31, 2021, USMC has purchased notes totaling $5,798,769 with a maturity date of March 17, 2023 (See Note 5). Interest expense on these notes totaled $5,877 for the three and six months ended May 31, 2021 and is recorded as part of accrued expenses on the unaudited condensed consolidated balance sheets.

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

Subsequent to May 31, 2021, on October 6, 2021, and prior to consummation of activities under the Extraction Agreement, the Company and US Mine executed an amendment to the Extraction Agreement (the “Amendment”) (See Note 13). Pursuant to the Amendment, the US Mine Note was retroactively rescinded, ab initio, and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028 was issued to US Mine as compensation. Shares subject to the option vest as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023.

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

NOTE 13 – SUBSEQUENT EVENTS

On October 6, 2021, prior to the consummation of activities under the Extraction Agreement, the Company and US Mine executed an amendment to the Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was retroactively rescinded, ab initio, and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine as compensation. Shares subject to the option vest as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023.

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

On October 6, 2021, prior to the consummation of activities under the Extraction Agreement, the Company and US Mine executed an amendment to the Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the Note was retroactively rescinded, ab initio, and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine as compensation. Shares subject to the option vest as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023.

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
Date: June 21, 2022

