Form 10-Q/A
period 2021-08-31
PureBase Corp
filed 2022-06-21
CIK 1575858

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

EXPLANATORY NOTE

Purebase Corporation, a Nevada corporation (the “Company”), is filing this Amendment No. 1 to Form 10-Q/A (the “Amended 10-Q”) to amend the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2021 (the “Original 10-Q”), solely to amend certain disclosures related to a promissory note the Company issued to U.S. Mine, LLC, a related party, on May 27, 2021, which was retroactively rescinded, ab initio, on October 6, 2021.

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

Convertible Note Payable – Related Party (US Mine, LLC)

On May 27, 2021, in connection with the Materials Extraction Agreement (the “Extraction Agreement”) with US Mine, LLC, a related party, (See Note 11), the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of the initial trading date on such national securities exchange, and (iii) the remaining 25% on or after the twelve-month anniversary of the initial trading date. Total interest on the US Mine Note was approximately $10,300 for the three and nine months ended August 31, 2021. Subsequent to August 31, 2021, on October 6, 2021, the Extraction Agreement was amended, and the US Mine Note was retroactively rescinded, ab initio; refer to Note 11 for more details of the amendment.

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

