Form 10-Q
period 2022-05-31
PureBase Corp
filed 2022-07-13
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: May 31, 2022

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

As of July 13, 2022, there were 239,672,406 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2022

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2022	2021
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$106,529	$132,309
Accounts receivable, net of allowances for uncollectables of $- and $18,277, respectively	37,696	2,000
Prepaid expenses and other assets	1,148	4,594
Total Current Assets	145,373	138,903

Property and equipment, net	620,000	620,000
Right of use asset	7,109	15,639

Total Assets	$772,482	$774,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$106,563	$156,616
Settlement liability	400,000	400,000
Lease liability	7,407	16,095
Note payable to officer	48,716	58,716
Due to affiliated entities	258,848	729,059
Convertible notes payable - related party, net of discount of $- and $5,329, respectively	-	994,671
Notes payable, related party	25,000	25,000
Total Current Liabilities	846,534	2,380,157

Convertible notes payable - related party, net of current portion, and net of discount of $-	-	579,769

Total Liabilities	846,534	2,959,926

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 239,122,406 and 215,380,751 shares issued and outstanding, at May 31, 2022 and November 30, 2021, respectively	168,719	144,977
Additional paid in capital	39,534,375	18,730,863
Accumulated deficit	(39,777,146)	(21,061,224)
Total Stockholders’ Deficit	(74,052)	(2,185,384)

Total Liabilities and Stockholders’ Deficit	$772,482	$774,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

Revenue, net	$228,476	$30,000	$228,476	$30,000

Operating Expenses:
Selling, general and administrative	7,622,810	412,861	18,823,211	633,787
Product fulfillment	88,030	15,594	91,282	17,708
Total Operating Expenses	7,710,840	428,455	18,914,493	651,495

Loss From Operations	(7,482,364)	(398,455)	(18,686,017)	(621,495)

Other Income (Expense):
Other income	-	23,200	2,007	23,200
Interest expense	(11,013)	(31,088)	(31,911)	(46,048)
Total Other Income (Expense)	(11,013)	(7,888)	(29,904)	(22,848)

Net Loss	$(7,493,377)	$(406,343)	$(18,715,921)	$(644,343)

Loss per Common Share - Basic and Diluted	$(0.03)	$(0.00)	$(0.08)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	229,316,070	214,981,071	222,424,978	214,965,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2020	-	$-	214,950,741	$144,547	$11,307,806	$(12,754,027)	$(1,301,674)

Stock based compensation	-	-	-	-	10,688	-	10,688

Net loss	-	-	-	-	-	(238,000)	(238,000)

Balance at February 28, 2021	-	$-	214,950,741	$144,547	$11,318,494	$(12,992,027)	$(1,528,986)

Stock based compensation - shares	-	-	430,000	430	24,245	-	24,675

Stock based compensation - options	-	-	-	-	44,148	-	44,148

Net loss	-	-	-	-	-	(406,343)	(406,343)

Balance at May 31, 2021	-	$-	215,380,741	144,977	11,386,887	(13,398,370)	(1,866,506)

Balance at November 30, 2021	-	-	215,380,751	144,977	18,730,863	(21,061,224)	(2,185,384)

Stock based compensation - shares	-	-	-	-	10,949,738	-	10,949,738

Net loss	-	-	-	-	-	(11,222,544)	(11,222,544)

Balance as of February 28, 2022	-	$-	215,380,751	144,977	29,680,601	(32,283,769)	(2,458,191)

Stock based compensation - shares	-	-	-	-	7,304,345	-	7,304,345

Convertible debt converted into common stock	-	-	23,741,655	23,742	2,549,429	-	2,573,171

Net loss	-	-	-	-	-	(7,493,377)	(7,493,377)

Balance at May 31, 2022	-	$-	239,122,406	$168,719	$39,534,375	$(39,777,146)	$(74,052)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2022	May 31, 2021
Cash Flows From Operating Activities:
Net loss	$(18,715,921)	$(644,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	18,254,083	79,511
Amortization of debt discount	5,329	21,775
Non-cash effect of right of use asset	-	401
Changes in operating assets and liabilities:
Accounts receivable	(35,696)	(30,000)
Prepaid expenses and other current assets	3,446	4,376
Accounts payable and accrued expenses	62,979	42,359

Net Cash Used In Operating Activities	(425,780)	(525,921)

Cash Flows From Financing Activities:
Advances from related parties	410,000	569,461
Payments on notes due to officers	(10,000)	(38,100)

Net Cash Provided By Financing Activities	400,000	531,361

Net Increase In Cash	(25,780)	5,440

Cash - Beginning of Period	132,309	7,450

Cash - End of Period	$106,529	$12,890

Supplemental Cash Flow Information:
Cash paid for:
Noncash operating, investing and financing activities:
Vendors paid for on behalf of the Company by USMC	$4,282	$22,150
Due to affiliates exchanged for convertible debt	$884,493	$1,401,769
Convertible debt converted to common stock	$2,464,262	$-
Accrued interested converted to common stock	$108,909	$-

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At May 31, 2022, the Company had a significant accumulated deficit of $39,777,146 and working capital deficit of $701,161. For the six months ended May 31, 2022, the Company had a loss from operations of $18,715,921 and negative cash flows from operations of $425,780. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2022, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from an affiliate, the sale of equity, and convertible notes. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 23, 2022 securities purchase agreement, will provide the necessary funding for the Company to continue as a going concern for the next 12 months. On April 7, 2022, the Company entered into a securities purchase agreement with USMC, a related party, pursuant to which the Company may issue up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC, a related party (see Note 10). The notes bear interest at 5% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.39 per share. Currently, the Company has not issued any notes under such securities purchase agreement. However, there currently are no other arrangements or agreements for such financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended November 30, 2021 in our Form 10-K filed on March 15, 2022 with the SEC. The results of the six months ended May 31, 2022 (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2022.

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

Revenue consists of the following by product offering for the six months ended May 31, 2022:

CROP WHITE II	SHADE ADVANTAGE (WP)	SHADE ADVANTAGE (WPM)	Total

$192,780	$18,624	$17,072	$228,476

Revenue consists of the following by product offering for the six months ended May 31, 2021:

CROP WHITE II	SHADE ADVANTAGE (WP)	SHADE ADVANTAGE (WPM)	Total

$-	$30,000	$-	$30,000

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of May 31, 2022 and November 30, 2021.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. The Company has determined that there was no allowance for doubtful accounts as of May 31, 2022, and an allowance of $18,277 as of November 30, 2021.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of May 31, 2022, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and six months ended May 31, 2022 and 2021.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no shipping and handling costs incurred during the three and six months ended May 31, 2022 and 2021.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $29,260 and $42,000 for the six months ended May 31, 2022 and 2021, respectively, and $17,220 and $26,000 for the three months ended May 31, 2022 and 2021, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the six months ended May 31, 2022 and May 31, 2021.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Six Months Ended
	May 31, 2022	May 31, 2021

Convertible Notes	-	129,117,358
Stock Options	59,595,000	1,595,000
Total	59,595,000	130,712,358

	Three Months Ended
	May 31, 2022	May 31, 2021

Convertible Notes	-	129,117,358
Stock Options	1,595,000	1,595,000
Total	1,595,000	130,712,358

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

Leases in which our company is the lessee are comprised of corporate offices. All of the leases are classified as operating leases. The Company is a party to a two-year lease, with USMC, a related party, for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 10). The Ione Lease expires in November 2022 (subject to automatic extensions on a month-to-month basis) and has a monthly base rental during the initial term of $1,500. The remaining weighted average term is 0.42 years.

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

On September 5, 2019, the Company’s board of directors approved the discontinuance of all mining and related activities at the Snow White project. The Company has no further obligation related to this project.

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party of the Company, pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest is payable in full in cash at the closing which must occur at any time before April 1, 2022 (the “Closing Date”). On April 14, 2022, the agreement was amended to extend the Closing Date to April 14, 2023.

NOTE 5 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at May 31, 2022. During the six months ended May 31, 2022, the Company did not make repayments towards the outstanding balance of the note. The balance on the note was $25,000 as of May 31, 2022 and November 30, 2021 (see Note 10). Total interest expense on the note was $750 for the six months ended May 31, 2022 and 2021, respectively. Total interest expense on the note was $380 for the three months ended May 31, 2022 and 2021.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2022, the Company paid $10,000 towards the outstanding balance of the note. The balance on the note was $48,716 and $58,716 as of May 31, 2022 and November 30, 2021, respectively (See Note 10). Total interest expense on the note was $1,706 and $3,369 for the six months ended May 31, 2022 and 2021, respectively. Total interest expense on the note was $837 and $1,507 for the three months ended May 31, 2022 and 2021, respectively.

Convertible Promissory Notes – USMC

December 1, 2019

On December 1, 2019, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a convertible promissory note in the amount of $20,000 to USMC, with a maturity date of December 31, 2021 (“Tranche #1”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the December 1, 2019 note was amended to extend the maturity date to April 30, 2022. Thereafter, on April 7, 2022, USMC gave notice of conversion of the outstanding principal balance of $20,000 of the December 1, 2019 note, plus accrued interest totaling $2,351 through such date, into 139,692 shares of the Company’s common stock.

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $0 and $4,783 during the six months ended May 31, 2022 and May 31, 2021, respectively. Total straight-line amortization of this discount totaled $0 and $2,417 during the three months ended May 31, 2022 and May 31, 2021, respectively. Total interest expense on Tranche #1 was approximately $350 and $500 for the six months ended May 31, 2022 and 2021, respectively. Total interest expense on Tranche #1 was approximately $100 and $250 for the three months ended May 31, 2022 and 2021, respectively.

January 1, 2020

On January 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a convertible promissory note in the amount of $86,000 to USMC, with a maturity date of January 1, 2022 (“Tranche #2”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the January 1, 2020 note was amended to extend the maturity date to April 30, 2022. Thereafter, on April 7, 2022, USMC gave notice of conversion of the outstanding principal balance of $86,000 of the January 1, 2020 note, plus accrued interest totaling $9,743 through such date, into 598,392 shares of the Company’s common stock.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $1,412 and $8,029 for the six months ended May 31, 2022 and May 31, 2021, respectively. Total straight-line amortization of this discount totaled $1,412 and $4,059 during the three months ended May 31, 2022 and May 31, 2021, respectively. Total interest expense on Tranche #2 was approximately $1,500 and $2,100 for the six months ended May 31, 2022 and 2021, respectively. Total interest expense on Tranche #2 was approximately $450 and $1,080 for the three months ended May 31, 2022 and 2021, respectively.

February 1, 2020

On February 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a convertible promissory note in the amount of $72,000 to USMC, with a maturity date of February 1, 2022 (“Tranche #3”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the February 1, 2020 note was amended to extend the maturity date to April 30, 2022. Thereafter, on April 7, 2022, USMC gave notice of conversion of the outstanding principal balance of $72,000 of the February 1, 2020 note, plus accrued interest totaling $7,851 through such date, into 499,068 shares of the Company’s common stock.

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $3,103 and $8,963 for the six months ended May 31, 2022 and 2021, respectively. Total straight-line amortization of this discount totaled $3,103 and $4,531 during the three months ended May 31, 2022 and May 31, 2021, respectively. Total interest expense on Tranche #3 was approximately $1,260 and $1,795 for the six months ended May 31, 2022 and 2021, respectively. Total interest expense on Tranche #3 was approximately $375 and $900 for the three months ended May 31, 2022 and 2021, respectively.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $822,000 of the December 1, 2020 note, plus accrued interest totaling $55,401 through such date, into 5,483,753 shares of the Company’s common stock. Total interest expense on Tranche #4 was approximately $17,700 and $17,200 for the six months ended May 31, 2022 and 2021, respectively. Total interest expense on Tranche #4 was approximately $7,500 and $10,400 for the three months ended May 31, 2022 and 2021, respectively.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021, securities purchase agreement with USMC, a related party (see Note 10), the Company issued a convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $579,769.39 of the March 17, 2021 note, plus accrued interest totaling $30,656 through such date, into 6,936,656 shares of the Company’s common stock. Total interest expense on Tranche #5 was approximately $8,800 and $13,300 for the six months ended May 31, 2022 and 2021, respectively. Total interest expense on Tranche #5 was approximately $1,700 and $7,400 for the three months ended May 31, 2022 and 2021, respectively.

March 14, 2022

On March 14, 2022, in connection with the November 25, 2020, securities purchase agreement with USMC, a related party (see Note 10), the Company issued a convertible promissory note in the amount of $884,429.28 to USMC, with a maturity date of March 14, 2024 (“Tranche #6”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 20222 USMC gave notice of conversion of the outstanding principal balance of $884,492.28 of the March 14, 2022 note, plus accrued interest totaling $2,908 through such date, into 10,084,093 shares of the Company’s common stock. Total interest expense on Tranche #6 was approximately $2,908 for the six months ended May 31, 2022. Total interest expense on Tranche #6 was approximately $2,908 for the three months ended May 31, 2022.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	As of May 31, 2022	As of November 30, 2021

Accounts payable	$34,918	$2,647
Accrued interest – related party	49,496	126,806
Accrued compensation	22,148	27,163
Accounts payable and accrued expenses	$106,563	$156,616

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Six Months Ended May 31, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$9,000
Short term lease cost	-
Sublease income	-
Net lease cost	$9,000

Operating lease – operating cash flows (fixed payments)	$9,000
Operating lease – operating cash flows (liability reduction)	$8,688
Non-current leases – right of use assets	$7,109
Current liabilities – operating lease liabilities	$7,407
Non-current liabilities – operating lease liabilities	$-

Six Months Ended May 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$9,000
Short term lease cost	-
Sublease income	-
Net lease cost	$9,000

Operating lease – operating cash flows (fixed payments)	$9,000
Operating lease – operating cash flows (liability reduction)	$8,265
Non-current leases – right of use assets	$24,169
Current liabilities – operating lease liabilities	$17,161
Non-current liabilities – operating lease liabilities	$7,407

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended May 31, 2022:

Fiscal Year	Operating Leases
Remainder of 2022	$7,500
Total future minimum lease payments	7,500
Amount representing interest	93
Present value of net future minimum lease payments	$7,407

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is using office space provided by USMC, a related party that is owned by the Company’s majority shareholders and directors A. Scott Dockter and John Bremer. (See Note 10).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. An arbitration hearing is scheduled for November 8-11, 2022 before arbitrator, Scott Silverman in Los Angeles.

On January 11, 2019, the Company filed a complaint in the Second Judicial District Court in the State of Nevada, Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as Vice President of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company was seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019, and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding James Todd Gauer and John Gingerich as additional defendants. A settlement agreement was entered into between the parties, effective June 3, 2022 and a Notice of Settlement was filed in the District Court pursuant to which, among other things, certain shares of the Company’s common stock beneficially owned by the defendants will be surrendered to the Company.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The matter is set for trial in April 2023.

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

Note 9 – STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of May 31, 2022, options to purchase an aggregate of 50,000 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

On May 19, 2022, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), pursuant to which Newbridge will provide investment banking and corporate advisory services to the Company. As consideration therefor, the Company issued Newbridge 300,000 shares of common stock on June 17, 2022 which shares are subject to a 12-month lockup from the date of issuance.

The Company did not grant stock options during the six months ended May 31, 2022 and May 31, 2021.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2021	117,795,000	$0.39
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2022	117,795,000	0.39

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at May 31, 2022:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	2.14	$0.099	400,000
0.10	645,000	3.29	0.10	645,000
0.12	50,000	6.32	0.12	50,000
0.36	200,000	4.20	0.36	-
0.38	116,000,000	6.34	0.38	58,000,000
3.00	500,000	3.75	3.00	500,000
	117,795,000	6.30	$0.39	59,595,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The stock options granted under the Option Plan are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

Total compensation expense related to the options was $18,254,083 and $54,836 for the six months ended May 31, 2022 and May 31, 2021, respectively. Total compensation expense related to the options was $7,304,345 and $24,245 for the three months ended May 31, 2022 and May 31, 2021, respectively. As of May 31, 2022, there was $18,211,533 in future compensation cost related to non-vested stock options.

The aggregate intrinsic value is $152,700 for total outstanding and exercisable options, which was based on our estimated fair value of the common stock of $0.24 as of May 31, 2022, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 10 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at May 31, 2022.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the six months ended May 31, 2022 and 2021, the Company did not make any purchases from USMC. No services were rendered by USMC for the six months ended May 31, 2022 and 2021. In addition, during the six months ended May 31, 2022 and 2021, USMC paid $4,282 and $22,150, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $410,000 and $569,461, respectively, which are recorded as part of due to affiliates on the Company’s unaudited consolidated balance sheets. The amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock pursuant to the September 5, 2019, Debt Exchange Agreement (See Note 5) and the November 25, 2020, Securities Purchase Agreement (See Note 5). The balance due to USMC was $258,848 and $729,059 at May 31, 2022 and November 30, 2021, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of April 7, 2022, USMC had purchased notes totaling $1,000,000 with maturity dates ranging from December 1, 2021, through November 25, 2022 (see Note 5). Interest expense on these notes totaled $3,121 and $4,438 for the six months ended May 31, 2022 and 2021, respectively. Interest expense on these notes totaled $927 and $2,243 for the three months ended May 31, 2022 and 2021, respectively. On April 7, 2022, the December 1, 2019, January 1, 2020 and February 1, 2020 notes were amended to extend the maturity dates to April 30, 2022. Thereafter, on April 7, 2022, USMC converted the aggregate outstanding principal balance of $1,000,000 of the December 1, 2019, January 1, 2020, February 1, 2020 and December 1, 2020 notes, plus accrued interest totaling $75,346 through such date, into 6,720,906 shares of the Company’s common stocks

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. As of April 7, 2022, USMC has purchased notes totaling $1,579,769 with a maturity date of March 17, 2023 (see Note 5). Interest expense on these notes totaled $26,494 and $23,105 for the six months ended May 31, 2022 and 2021, respectively. Interest expense on these notes totaled $9,212 and $17,746 for the three months ended May 31, 2022 and 2021, respectively. On March 14, 2022, in connection with the November 25, 2020, securities purchase agreement with USMC, a related party, the Company issued a convertible promissory note in the amount of $884,492.28 to USMC, with a maturity date of March 14, 2024. The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the Holder, at a conversion price of $0.088 per share. Interest expense on this note totaled $2,908 for the six months ended May 31, 2022. Interest expense on this note totaled $2,908 for the three months ended May 31, 2022. On April 7, 2022, USMC converted the aggregate outstanding principal balance of $1,464,337 of the November 25, 2020 note and March 14, 2022 note, plus accrued interest totaling $33,564 through such date, into 17,020,749 shares of the Company’s common stock.

On April 7, 2022, the Company entered into a securities purchase agreement with USMC, effective March 23, 2022, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.39 per share.

There was no outstanding balance on the above notes as of May 31, 2022. The outstanding balance due on the above notes to USMC was $1,579,769 at November 30, 2021.

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

US Mine LLC

On May 27, 2021, the Company entered into the Extraction Agreement with US Mine LLC, pursuant to which the Company acquired the right to extract up to 100,000,000 of certain raw clay materials. The Extraction Agreement is effective until 100,000,000 tons of material are extracted. As compensation for such right, the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at the rate of 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company’s common stock is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of such initial trading date, and (iii) the remaining 25% on or after the twelve-month anniversary of such initial trading date. In addition, the Company will pay US Mine LLC a royalty fee of $5.00 per ton of materials extracted and any royalty not paid in a timely manner with be subject to 15% interest per annum and compounded monthly.

On October 6, 2021, and prior to consummation of activities under the Extraction Agreement, the Company and US Mine executed an amendment to the Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vest as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. For the six months ended May 31, 2022, the Company expensed $18,254,083 in stock-based compensation expense related to the issuance of the option on October 16, 2021 to US Mine LLC under the Extraction Agreement.

Leases

On October 1, 2020 the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7).

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2022, the Company made $10,000 repayment towards the outstanding balance of the note. The balance on the note was $48,716 and $58,716 as of May 31, 2022 and November 30, 2021, respectively (See Note 10). Total interest expense on the note was $1,706 and $3,369 for the six months ended May 31, 2022 and 2021, respectively. Total interest expense on the note was $837 and $1,507 for the three months ended May 31, 2022 and 2021, respectively.

NOTE 11 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of May 31, 2022 and November 30, 2021, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Three customers accounted for 100% of total revenue for the six months ended May 31, 2022, as set forth below:

Customer A	84%
Customer B	8%
Customer C	8%

One customer accounted for 100% of total revenue for the six months ended May 31, 2021.

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of May 31, 2022, as set forth below:

Customer A	55%
Customer B	45%

One customer accounted for 100% of the accounts receivable as of November 30, 2021.

Vendors

Six suppliers accounted for 85% of purchases as of May 31, 2022, as set forth below:

Vendor A	31%
Vendor B	16%
Vendor C	13%
Vendor D	9%
Vendor E	9%
Vendor F	8%

Two suppliers accounted for 88% of purchases as of November 31, 2021, as set forth below:

Vendor A, a related party	75%
Vendor B	13%

NOTE 12 – SUBSEQUENT EVENTS

A settlement agreement was entered into between the Company and Agregen International Corp, Robert Hurtado, James Todd Gauer and John Gingerich, effective June 3, 2022, and a Notice of Settlement was filed in the Second Judicial District Court in the State of Nevada, Washoe County pursuant to which, among other things, certain shares of the Company’s common stock beneficially owned by the defendants will be surrendered to the Company. Refer to Note 8 for more information.

On May 19, 2022, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), pursuant to which Newbridge will provide investment banking and corporate advisory services to the Company. As consideration therefor, the Company issued Newbridge 300,000 shares of common stock on June 17, 2022 which shares are subject to a 12-month lockup from the date of issuance.

On June 9, 2022, the Company issued 250,000 shares of common stock to Jeffrey Guzy, a director, pursuant to his exercise of a stock option at an exercise price of $0.10 per share.

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

On April 7, 2022, USMC elected to convert all amounts due under the 5% unsecured convertible promissory notes into shares of common stock of the Company as follows: (i) the principal amount of $20,000, and accrued interest in the aggregate amount of $2,350.68, due under the outstanding note issued on December 1, 2019, into an aggregate of 139,692 shares, (ii) the principal amount of $86,000, and accrued interest in the aggregate amount of $9,742.74, due under the outstanding note issued on January 1, 2020, into an aggregate of 598,392 shares, (iii) the principal amount of $72,000, and accrued interest in the aggregate amount of $7,850.96, due under the outstanding note issued on February 1, 2020, was an aggregate of 499,068 shares, (iv) the principal amount of $822,000, and accrued interest in the aggregate amount of $55,400.55, due under the outstanding note issued on November 25, 2020, was converted into a total of 5,483,753 shares, (v) the principal amount of $579,769.39, and accrued interest in the aggregate amount of $30,656.30, due under the outstanding note issued on March 17, 2021, an aggregate of 6,936,656 shares, and (vi) the principal amount of $884,492.28, and accrued interest in the aggregate amount of $2,907.92, due under the outstanding note issued on March 14, 2022, an aggregate of 10,084,093 shares.

On May 19, 2022, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), whereby, Newbridge will provide investment banking and corporate advisory services to the Company in exchange for 300,000 shares of the Company’s restricted common stock. The common stock was issued on June 17, 2022 and will vest 12 months from the date of issuance.

A. Scott Dockter, the principal executive officer and a director and shareholder of the Company, and John Bremer, a director and shareholder of the Company, are also officers, directors and shareholders of USMC.

Results of Operations

Comparison of the Three Months Ended May 31, 2022 and the Three Months Ended May 31, 2021

A comparison of the Company’s operating results for the three months ended May 31, 2022 and May 31, 2021 are summarized as follows:

	May 31,	May 31,
	2022	2021	Variance
Revenues	$228,476	$30,000	$198,476
Operating expenses:
Selling, general & administrative	7,622,810	412,861	7,209,949
Product fulfillment, exploration and mining	88,030	15,594	72,436
Loss from operations	(7,482,364)	(398,455)	(7,083,909)
Other income (expense)	(11,013)	(7,888)	(3,135)
Net Loss	$(7,493,377)	$(406,343)	$(7,087,034)

Revenues

Revenue increased by $198,476, or 662%, for the three months ended May 31, 2022 as compared to the three months ended May 31, 2021, primarily due to the Company’s customers buying more product during the three months ended May 31, 2022.

Operating Expenses

Total operating expenses increased by $7,282,385, or 1,700% for the three months ended May 31, 2022 as compared to the three months ended May 31, 2021 as a result of an increase in stock compensation cost resulting primarily from the Company issuing stock options to US Mine, LLC.

Selling, general and administrative expenses increased by $7,209,949, or 1,746%, for the three months ended May 31, 2022, as compared to the three months ended May 31, 2021, due to an increase of approximately $7,280,100 in stock compensation cost due primarily from the Company issuing stock options to US Mine, LLC.

Product fulfillment, exploration and mining expenses for the three months ended May 31, 2022, increased $72,436, or 465% as compared to the three months ended May 31, 2021 due to an increase in exploration costs.

Other Income (Expense)

Other income (expense) increased by $3,125, or 40%, for the three months ended May 31, 2022, as compared to the three months ended May 31, 2021, primarily due to an increase in interest expense as a result of the Company issuing a convertible note in the principal amount of $884,492 to USMC subsequent to the three months ended May 31, 2022.

Comparison of the Six Months Ended May 31, 2022 and the Six Months Ended May 31, 2021

A comparison of the Company’s operating results for the six months ended May 31, 2022 and May 31, 2021 are summarized as follows:

	May 31,	May 31,
	2022	2021	Variance
Revenues	$228,476	$30,000	$198,476
Operating expenses:
Selling, general & administrative	18,823,211	633,787	18,189,424
Product fulfillment, exploration and mining	91,282	17,708	73,574
Loss from operations	(18,686,017)	(621,495)	(18,064,522)
Other income (expense)	(29,904)	(22,848)	(7,056)
Net Loss	$(18,715,921)	$(644,343)	$(18,071,578)

Revenues

Revenue increased by $198,476, or 662%, for the six months ended May 31, 2022 as compared to the six months ended May 31, 2021, primarily due to the Company’s customers buying more product during the three months ended May 31, 2022.

Operating Expenses

Total operating expenses increased by $18,262,998, or 2,803% for the six months ended May 31, 2022 as compared to the six months ended May 31, 2021 as a result of an increase in stock compensation cost resulting primarily from the Company issuing stock options to US Mine, LLC.

Selling, general and administrative expenses increased by $18,189,424, or 2,870%, for the six months ended May 31, 2022, as compared to the six months ended May 31, 2021, due to an increase of approximately $18,219,150 in stock compensation cost due primarily from the Company issuing stock options to US Mine, LLC.

Product fulfillment, exploration and mining expenses for the six months ended May 31, 2022, increased $73,574, or 415% as compared to the six months ended May 31, 2021 due to an increase in exploration costs.

Other Income (Expense)

Other income (expense) increased by $7,056, or 31%, for the six months ended May 31, 2022, as compared to the six months ended May 31, 2021, primarily due to an increase in interest expense as a result of the Company issuing a convertible note in the principal amount of $884,492 to USMC subsequent to the six months ended May 31, 2022

Liquidity and Capital Resources

As of May 31, 2022, we had $106,529 in cash on hand and a working capital deficiency of $701,161, as compared to cash on hand of $132,209 and a working capital deficiency of $2,241,254 as of November 30, 2021. The decrease in working capital deficiency is mainly due to the conversion of notes due to USMC in the amount of $2,573,171 into common stock.

We will require additional funds to implement our growth strategy. We do not believe that our current cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve months. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient and consistent revenues to cover our operating expenses. Until we are able to establish a sufficient revenue stream from operations our ability to meet our current financial liabilities and commitments will be primarily dependent upon proceeds from outside capital sources including USMC, an affiliated entity. On April 7, 2022, the Company entered into a securities purchase agreement with USMC, a related party, pursuant to which the Company may issue up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC, a related party (see Note 10). The notes bear interest at 5% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.39 per share. Currently, the Company has not issued any notes under such securities purchase agreement. However, there currently are no other arrangements or agreements for such financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Furthermore, such outside financing would likely take the form of bank loans, private offerings of debt or equity securities, advances from affiliates or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current shareholders while incurring debt and may subject the Company to restrictions on its operations and corporate actions.

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through May 31, 2022, of $39,777,146, as well as negative cash flows from operating activities. During the six months ended May 31, 2022, the Company received net cash proceeds of $410,000 from USMC, an affiliated entity. Presently the Company does not have sufficient cash to meet its debt and due to affiliated entities obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of May 31, 2022, in comparison to our working capital deficiency as of November 30, 2021, is summarized as follows:

	May 31,	November 30,
	2022	2021
Current assets	$145,373	$138,903
Current liabilities	846,534	2,380,157
Working capital deficiency	$701,161	$(2,241,254)

The $6,740 increase, or 5%, increase in current assets is primarily due to an increase in accounts receivable of $35,696, partially offset by a decrease in cash of $25,780 and a decrease in prepaid expenses and other assets of $3,446. Current liabilities decreased $1,533,623, or 64% during the six months ended May 31, 2022, as compared to the six months ended May 31, 2021 primarily due to a decrease in convertible notes payable of $994,671 and a decrease of amounts due to affiliated entities of $470,211 during the six months ended May 31, 2022.

Cash Flows

	Six Months Ended
	May 31, 2022	May 31, 2021
Net cash used in operating activities	$(425,780)	$(525,921)
Net cash provided by financing activities	400,000	531,361
Increase or (decrease) in cash	$(25,780)	$5,440

Operating Activities

Net cash used in operating activities was $425,780 for the six months ended May 31, 2022, primarily due to a net loss of $18,715,921, which primarily consisted of a non-cash expense of $18,254,083 related to stock-based compensation cost, wages of $252,068 and professional fees of $239,529.

Net cash used in operating activities was $525,921 for the six months ended May 31, 2021, primarily due to a net loss of $644,343 which was partially offset by non-cash expenses of $101,687 related to stock-based compensation and amortization of debt discount and $16,735 of cash provided by changes in the levels of operating assets and liabilities, primarily as a result of increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

Investing Activities

There were no investing activities during the six months ended May 31, 2022 and May 31, 2021.

Financing Activities

For the six months ended May 31, 2022, net cash provided by financing activities was $400,000, consisting of $410,000 which was advanced to the Company by USMC and recorded as part of due to affiliated entities on the balance sheet and a $10,000 principal payment to notes due to officers.

For the six months ended May 31, 2020, net cash provided by financing activities was $387,811, which was primarily due to $178,000 received from convertible notes payable with USMC and $161,000 advanced to the Company by USMC.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as filed with the SEC on March 15, 2022.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of May 31, 2022 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. An arbitration hearing is scheduled for November 8-11, 2022 before arbitrator, Scott Silverman in Los Angeles.

On January 11, 2019, the Company filed a complaint in the Second Judicial District Court in the State of Nevada, Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as Vice President of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. The Company was seeking $100,000,000 in monetary damages. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. An Early Case Conference was held on April 26, 2019, and a pre-trial conference was held on July 10, 2019. On March 13, 2020, the Company filed a First Amended Complaint, adding James Todd Gauer and John Gingerich as additional defendants. A settlement agreement was entered into between the parties, effective June 3, 2022 and a Notice of Settlement was filed in the District Court pursuant to which, among other things, certain shares of the Company’s common stock beneficially owned by the defendants will be surrendered to the Company.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $300,000. The Company filed its answer on May 6, 2019, denying responsibility for the mis-labelling and denying any liability for damages therefrom. The matter is set for trial in April 2023.

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

On May 19, 2022, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), pursuant to which Newbridge will provide investment banking and corporate advisory services to the Company. As consideration therefor, the Company issued Newbridge 300,000 shares of common stock on June 17, 2022 which shares are subject to a 12-month lockup from the date of issuance.

On June 9, 2022, the Company issued 250,000 shares of common stock to Jeffrey Guzy, a director, pursuant to his exercise of a stock option at an exercise price of $0.10 per share.

On July 7, 2022, the Company issued an aggregate of 23,741,655 shares of its common stock to USMC pursuant to USMC’s notices of conversion, dated April 7, 2022, of an aggregate of $2,464,261.74 of principal amount of convertible promissory notes and $108,909 of accrued interest on such convertible promissory notes.

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

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	July 13, 2022

