Form 10-Q
period 2022-08-31
PureBase Corp
filed 2022-10-13
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: August 31, 2022

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

As of October 13 , 2022, there were 230,753,005 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2022

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2022	November 30, 2021
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,782	$132,309
Accounts receivable, net of allowances for uncollectables of $- and $18,277, respectively	209,809	2,000
Prepaid expenses and other assets	5,909	4,594
Total Current Assets	227,500	138,903

Property and equipment, net	620,000	620,000
Right of use asset	2,843	15,639

Total Assets	$850,343	$774,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$115,067	$156,616
Settlement liability	400,000	400,000
Lease liability	2,981	16,095
Note payable to officer	38,716	58,716
Due to affiliated entities	-	729,059
Convertible notes payable - related party, net of discount of $- and $5,329, respectively	30,000	994,671
Notes payable, related party	25,000	25,000
Total Current Liabilities	611,764	2,380,157

Convertible notes payable - related party, net of current portion, and net of discount of $-	470,862	579,769

Total Liabilities	1,082,626	2,959,926

Commitments and Contingencies (Note 8)

Stockholders’ Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding, at August 31, 2022 and November 30, 2021, respectively	-	-
Common stock, $.001 par value; 520,000,000 shares authorized; 230,753,005 and 215,380,751 shares issued and outstanding, at August 31, 2022 and November 30, 2021, respectively	160,350	144,977
Additional paid in capital	47,425,827	18,730,863
Accumulated deficit	(47,818,460)	(21,061,224)
Total Stockholders’ Deficit	(232,283)	(2,185,384)

Total Liabilities and Stockholders’ Deficit	$850,343	$774,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021

Revenue, net	$226,060	$338,700	$454,536	$368,700

Operating Expenses:
Selling, general and administrative	8,232,007	293,293	27,055,218	927,080
Product fulfillment	34,329	85,343	125,611	103,051
Loss on impairment of mineral rights	-	-	-	-
Total Operating Expenses	8,266,336	378,636	27,180,829	1,030,131

Loss From Operations	(8,040,276)	(39,936)	(26,726,293)	(661,431)

Other Income (Expense):
Other income	-	-	2,007	23,200
Interest expense	(1,038)	(42,129)	(32,949)	(88,177)
Total Other Income (Expense)	(1,038)	(42,129)	(30,942)	(64,977)

Net Loss	$(8,041,314)	$(82,065)	$(26,757,235)	$(726,408)

Loss per Common Share - Basic and Diluted	$(0.03)	$(0.00)	$(0.12)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	237,482,318	215,380,741	227,480,727	215,105,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2022 AND 2021

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2020	-	$-	214,950,741	$144,547	$11,307,806	$(12,754,027)	$(1,301,674)

Stock based compensation - shares	-	-	-	-	10,688	-	10,688

Net loss	-	-	-	-	-	(238,000)	(238,000)

Balance at February 28, 2021	-	$-	214,950,741	$144,547	$11,318,494	$(12,992,027)	$(1,528,986)

Stock based compensation - shares	-	-	430,000	430	68,393	-	68,823

Net loss	-	-	-	-	-	(406,343)	(406,343)

Balance at May 31, 2021	-	$-	215,380,741	144,977	11,386,887	(13,398,370)	(1,866,506)

Stock based compensation - shares	-	-	-	-	23,993	-	23,993

Net loss	-	-	-	-	-	(82,065)	(82,065)

Balance at August 31, 2021	-	$-	215,380,741	144,977	11,410,880	(13,480,435)	(1,924,578)

Balance at November 30, 2021	-	-	215,380,751	144,977	18,730,863	(21,061,224)	(2,185,384)

Stock based compensation - shares	-	-	-	-	10,949,738	-	10,949,738

Net loss	-	-	-	-	-	(11,222,544)	(11,222,544)

Balance as of February 28, 2022	-	$-	215,380,751	144,977	29,680,601	(32,283,769)	(2,458,191)

Stock based compensation - shares	-	-	-	-	7,304,345	-	7,304,345

Convertible debt converted into common stock	-	-	23,741,655	23,742	2,549,429	-	2,573,171

Net loss	-	-	-	-	-	(7,493,377)	(7,493,377)

Balance at May 31, 2022	-	$-	239,122,406	$168,719	$39,534,375	$(39,777,146)	$(74,052)

Stock based compensation - shares	-	-	300,000	300	7,882,782	-	7,883,082

Settlement share surrender	-	-	(8,669,400)	(8,669)	8,669	-	-

Net loss	-	-	-	-	-	(8,041,314)	(8,041,314)

Balance at August 31, 2021	-	$-	230,753,005	160,350	47,425,827	(47,818,460)	(232,283)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2022	August 31, 2021
Cash Flows From Operating Activities:
Net loss	$(26,757,235)	$(726,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	26,137,165	98,426
Amortization of debt discount	5,329	32,783
Non-cash board of director compensation	30,000	-
Non-cash effect of right of use asset	-	454
Changes in operating assets and liabilities:
Accounts receivable	(207,809)	(368,700)
Prepaid expenses and other current assets	(1,315)	(924)
Accounts payable and accrued expenses	73,338	29,335

Net Cash Used In Operating Activities	(720,527)	(935,034)

Cash Flows From Financing Activities:
Advances from related parties	620,000	979,461
Payments on notes due to officers	(20,000)	(39,100)

Net Cash Provided By Financing Activities	600,000	940,361

Net Increase In Cash	(119,527)	5,327

Cash - Beginning of Period	132,309	7,450

Cash - End of Period	$12,782	$12,777

Supplemental Cash Flow Information:
Noncash operating and financing activities:
Vendors paid for on behalf of the Company by USMC	$6,296	$22,150
Due to affiliates exchanged for convertible debt	$1,355,355	$1,401,769
Convertible debt converted to common stock	$2,464,262	$-
Accrued interested converted to common stock	$108,909	$-
Board of director compensation - accrued as convertible debt	$30,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – ORGANIZATION AND BUSINESS OPERATIONS

Corporate Overview

Purebase Corporation (“Purebase” or the “Company”) was incorporated in the State of Nevada on March 2, 2010. The Company is an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States through its two subsidiaries, Purebase Agricultural, Inc., a Nevada corporation (“Purebase AG”), and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“Purebase SCM”), respectively.

The Company is headquartered in Ione, California.

Agricultural Sector

The Company develops specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture. The Company has developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. The Company is building a brand family under the parent trade name “Purebase,” consisting of its Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops.

Construction Sector

The Company has been developing and testing a kaolin-based product that it believes will help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). The Company is developing a SCM that it believes can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM products in the construction-materials sector.

The Company utilizes the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by USMC. A. Scott Dockter, the Company’s Principal Executive Officer and a director, and John Bremer, a director, are also officers, directors and owners of USMC.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2022, the Company had a significant accumulated deficit of $47,818,460 and working capital deficit of $384,264. For the nine months ended August 31, 2022, the Company had a loss from operations of $26,726,293 and negative cash flows from operations of $720,527. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2022, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from an affiliate, the sale of equity and convertible notes. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 23, 2022 securities purchase agreement, will provide the necessary funding for the Company to continue as a going concern for the next twelve months. On April 7, 2022, the Company entered into a securities purchase agreement with USMC, a related party, pursuant to which the Company may issue up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC, a related party (see Note 10). The notes bear interest at 5% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.39 per share. Currently, the Company has issued $470,862 of convertible notes under such securities purchase agreement and may issue an additional $529,138 of convertible notes. However, there currently are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended November 30, 2021 in our Form 10-K filed on March 15, 2022 with the SEC. The results of the nine months ended August 31, 2022 (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2022.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries PureBase AG and Purebase SCM. Intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, useful lives of property and equipment, deferred tax asset and valuation allowance, and assumptions used in the Black-Scholes-Merton valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Revenue consists of the following by product offering for the nine months ended August 31, 2022:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$192,780	$210,296	$51,460	$454,536

Revenue consists of the following by product offering for the nine months ended August 31, 2021:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$144,750	$223,950	$368,700

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of August 31, 2022 and November 30, 2021.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. The Company has determined that there was no allowance for doubtful accounts as of August 31, 2022 and an allowance of $18,277 as of November 30, 2021.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of August 31, 2022, the Company has not placed the acquired property and equipment to use. As such, the Company has not recorded depreciation.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and nine months ended August 31, 2022 and 2021.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no shipping and handling costs incurred during the three and nine months ended August 31, 2022 and 2021.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $15,040 and $54,031 for the nine months ended August 31, 2022 and 2021, respectively, and $0 and $12,031 for the three months ended August 31, 2022 and 2021, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three and nine months ended August 31, 2022 and 2021, respectively.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Nine Months Ended
	August 31,2022	August 31,2021

Convertible Notes	1,398,498	129,117,358
Stock Options	62,018,787	1,595,000
Total	63,417,285	130,712,358

	Three Months Ended
	August 31, 2022	August 31, 2021

Convertible Notes	1,398,498	129,117,358
Stock Options	62,018,787	1,595,000
Total	63,417,285	130,712,358

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

Leases

With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

The Company leases its corporate offices. All of the leases are classified as operating leases. The Company is a party to a two-year lease, with USMC, a related party, for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 10). The Ione Lease expires in November 2022 (subject to automatic extensions on a month-to-month basis) and has a monthly base rental during the initial term of $1,500. The remaining weighted average term is 0.17 years.

In accordance with ASC 842, Leases, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 7 – Leases for further discussion, including the impact on the consolidated financial statements and related disclosures.

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

NOTE 5 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% major shareholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note as of August 31, 2022. During the nine months ended August 31, 2022, the Company did not make repayments towards the outstanding balance of the note. The balance on the note was $25,000 as of August 31, 2022 and November 30, 2021 (see Note 10). Total interest expense on the note was $1,126 for the nine months ended August 31, 2022 and 2021, respectively. Total interest expense on the note was $378 for the three months ended August 31, 2022 and 2021.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2022, the Company paid $20,000 towards the outstanding balance of the note. The balance on the note was $38,716 and $58,716 as of August 31, 2022 and November 30, 2021, respectively (See Note 10). Total interest expense on the note was $2,291 and $4,761 for the nine months ended August 31, 2022 and 2021, respectively. Total interest expense on the note was $586 and $1,346 for the three months ended August 31, 2022 and 2021, respectively.

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

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $0 and $7,201 during the nine months ended August 31, 2022 and 2021, respectively. Total straight-line amortization of this discount totaled $0 and $2,418 during the three months ended August 31, 2022 and 2021, respectively. Total interest expense on Tranche #1 was approximately $350 and $750 for the nine months ended August 31, 2022 and 2021, respectively. Total interest expense on Tranche #1 was approximately $0 and $250 for the three months ended August 31, 2022 and 2021, respectively.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $1,412 and $12,088 for the nine months ended August 31, 2022 and August 31, 2021, respectively. Total straight-line amortization of this discount totaled $0 and $4,059 during the three months ended August 31, 2022 and August 31, 2021, respectively. Total interest expense on Tranche #2 was approximately $1,500 and $3,278 for the nine months ended August 31, 2022 and 2021, respectively. Total interest expense on Tranche #2 was approximately $0 and $1,100 for the three months ended August 31, 2022 and 2021, respectively.

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

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $3,103 and $13,494 for the nine months ended August 31, 2022 and 2021, respectively. Total straight-line amortization of this discount totaled $0 and $4,531 during the three months ended August 31, 2022 and 2021, respectively. Total interest expense on Tranche #3 was approximately $1,260 and $2,702 for the nine months ended August 31, 2022 and 2021, respectively. Total interest expense on Tranche #3 was approximately $0 and $900 for the three months ended August 31, 2022 and 2021, respectively.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC, a related party, (See Note 10), the Company issued a convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $822,000 of the December 1, 2020 note, plus accrued interest totaling $55,401 through such date, into 5,483,753 shares of the Company’s common stock. Total interest expense on Tranche #4 was approximately $ 17,700 and $30,800 for the nine months ended August 31, 2022 and 2021, respectively. Total interest expense on Tranche #4 was approximately $0 and $10,500 for the three months ended August 31, 2022 and 2021, respectively.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021, securities purchase agreement with USMC, a related party (see Note 10), the Company issued a convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $579,769.39 of the March 17, 2021 note, plus accrued interest totaling $30,656 through such date, into 6,936,656 shares of the Company’s common stock. Total interest expense on Tranche #5 was approximately $8,800 and $13,300 for the nine months ended August 31, 2022 and 2021, respectively. Total interest expense on Tranche #5 was approximately $0 and $7,400 for the three months ended August 31, 2022 and 2021, respectively.

March 14, 2022

On March 14, 2022, in connection with the November 25, 2020, securities purchase agreement with USMC, a related party (see Note 10), the Company issued a convertible promissory note in the amount of $884,429.28 to USMC, with a maturity date of March 14, 2024 (“Tranche #6”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 20222 USMC gave notice of conversion of the outstanding principal balance of $884,492.28 of the March 14, 2022 note, plus accrued interest totaling $2,908 through such date, into 10,084,093 shares of the Company’s common stock. Total interest expense on Tranche #6 was approximately $2,908 for the nine months ended August 31, 2022. Total interest expense on Tranche #6 was $0 for the three months ended August 31, 2022.

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 10), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was approximately $0 for the nine months ended August 31, 2022. Total interest expense on Tranche #7 was $0 for the three months ended August 31, 2022.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month Director Agreement with Jeffrey Guzy whereby Mr. Guzy will receive a $1,000 cash fee each month for services performed. The fee will accrue as 0% interest debt to the Company until the Company has its first cash-flow positive month. If a debt is still owed at the end of the term, the debt shall be converted into common stock at the lower price of the market value of such common stock on the date of termination or renewal of the Director Agreement, as the case may be, or the 20-day volume-weighted average price (“VWAP”) immediately prior to the end of the term or renewal date. The Director Agreement shall automatically renew for successive one-year periods unless either party terminates the agreement at least 30 days prior to the end of the then current term. As of August 31, 2022, the Company has debt in the amount of $17,000 owed to Mr. Guzy.

On August 10, 2021, the Company entered into a twelve-month Director Agreement with Dr. Kimberly Kurtis whereby Dr. Kurtis will receive a $1,000 cash fee each month for services performed. The fee will accrue as 0% interest debt to the Company until the Company has its first cash-flow positive month. If a debt is still owed at the end of the term, the debt shall be converted into common stock at the lower price of the market value of such common stock on the date of termination or renewal of the Director Agreement, as the case may be, or the 20-day VWAP immediately prior to the end of the term or renewal date. The Director Agreement shall automatically renew for successive one-year periods unless either party terminates the agreement at least 30 days prior to the end of the then current term. As of August 31, 2022, the Company has debt in the amount of $13,000 owed to Dr. Kurtis.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	As of August 31,2022	As of November 30, 2021

Accounts payable	$46,084	$2,647
Accrued interest – related party	50,460	126,806
Accrued compensation	18,523	27,163
Accounts payable and accrued expenses	$115,067	$156,616

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended
August 31, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$13,500
Short term lease cost	-
Sublease income	-
Net lease cost	$9,000

Operating lease – operating cash flows (fixed payments)	$13,500
Operating lease – operating cash flows (liability reduction)	$13,113
Non-current leases – right of use assets	$2,843
Current liabilities – operating lease liabilities	$2,981
Non-current liabilities – operating lease liabilities	$-

Nine Months Ended August 31, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$13,500
Short term lease cost	-
Sublease income	-
Net lease cost	$13,500

Operating lease – operating cash flows (fixed payments)	$13,500
Operating lease – operating cash flows (liability reduction)	$12,475
Non-current leases – right of use assets	$19,904
Current liabilities – operating lease liabilities	$17,377
Non-current liabilities – operating lease liabilities	$2,981

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended August 31, 2022:

Fiscal Year	Operating Leases
Remainder of 2022	$3,000
Total future minimum lease payments	3,000
Amount representing interest	19
Present value of net future minimum lease payments	$2,981

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is using office space provided by USMC, a related party that is owned by the Company’s majority shareholders and directors A. Scott Dockter and John Bremer (See Note 10).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. An arbitration hearing is scheduled for January 10 - 13, 2023, before arbitrator, Scott Silverman in Los Angeles.

On January 11, 2019, the Company filed a complaint in the Second Judicial District Court in the State of Nevada, Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as Vice President of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. On March 13, 2020, the Company filed a First Amended Complaint, adding James Todd Gauer and John Gingerich as additional defendants. A settlement agreement was entered into between the parties, effective June 3, 2022 and a Notice of Settlement was filed in the District Court pursuant to which,8,669,000 shares of the Company’s common stock beneficially owned by the defendants were surrendered to the Company and the Company granted Mr. Gauer an immediately exercisable option to purchase 8,669,400 shares of common stock, the equivalent number of common shares surrendered to the Company, at an exercise price of $2.50. The lawsuit was fully settled and dismissed on August 9, 2022.

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

NOTE 9 – STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of August 31, 2022, options to purchase an aggregate of 128,688,187 shares of common stock have been granted under the Option Plan.

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

On June 3, 2022, in conjunction with the settlement agreement with Agregen International Corp, Robert Hurtado, James Todd Gauer and John Gingerich (see Note 8), the Company granted James Gauer the option to purchase 8,669,400 shares of common stock, the equivalent number of common shares surrendered to the Company, at an exercise price of $2.50 and a fair value of $1,856,151. The options vest immediately. The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On August 26, 2022, the Company granted options to purchase 2,223,788 shares of common stock to members of the Board, consultants and employees for services to be performed. The options were issued at an exercise price of $0.24 and a total fair value of $522,411. The options vest immediately. The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

Date	Number of Options	Stock Price	Strike Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
6/3/2022	8,699,400	$0.22	$2.50	274.50%	2.95%	0.00%	3.5 years	$1,856,151
8/26/2022	1,734,615	$0.24	$0.24	269.24%	3.20%	0.00%	3.5 years	$411,668
8/26/2022	242,424	$0.24	$0.24	276.76%	3.20%	0.00%	3.0 years	$57,264
8/26/2022	246,748	$0.24	$0.24	207.37%	3.20%	0.00%	2.5 years	$53,479

The Company granted options to purchase an aggregate of 10,893,188 and 450,000 shares of common stock during the nine months ended August 31, 2022 and 2021, respectively.

The weighted average grant date fair value of options granted and vested during the nine months ended August 31, 2022, was $2,378,562 and $24,341,865 respectively. The weighted average grant date fair value of options granted and vested during the nine months ended August 31, 2021, was $36,708 and $28,811, respectively. The weighted average non-vested grant date fair value of non-vested options was $21,835,651 at August 31, 2022.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2021	117,795,000	$0.39
Granted	10,893,188	2.04
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2022	128,688,187	0.53

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable as of August 31, 2022:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	1.89	$0.099	400,000
0.10	645,000	3.03	0.10	645,000
0.12	50,000	6.07	0.12	50,000
0.24	2,223,787	4.66	0.24	2,223,787
0.36	200,000	3.95	0.36	200,000
0.38	116,000,000	6.09	0.38	58,000,000
2.50	8,669,400	4.76	2.50	8,669,400
3.00	500,000	3.50	3.00	500,000
	128,688,187	5.93	$0.39	70,688,187

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The stock options granted under the Option Plan are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

Total compensation expense related to the options was $26,106,716 and $46,079 for the nine months ended August 31, 2022 and 2021, respectively. Total compensation expense related to the options was $7,852,632 and $21,83 for the three months ended August 31, 2022 and 2021, respectively. As of August 31, 2022, there was $12,737,463 in future compensation cost related to non-vested stock options.

The aggregate intrinsic value is $152,700 for total outstanding and exercisable options, which was based on our estimated fair value of the common stock of $0.24 as of August 31, 2022, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 10 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital Advisors, LLC, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. The Company is in default on this note at August 31, 2022.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During three and nine months ended August 31, 2022 and 2021, the Company made purchases of $33,150 and $101,400 and $85,343 and $97,343, respectively, from USMC. No services were rendered by USMC for the three and nine months ended August 31, 2022 and 2021. In addition, during the three and nine months ended August 31, 2022 and 2021, USMC paid $6,296 and $22,150 and $2,014 and $0 respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. During the three and nine months ended August 31, 2022 and 2021 USMC made cash advances to the Company of $620,000 and $976,000 and $210,000 and $410,000, respectively, which are recorded as part of due to affiliates on the Company’s unaudited consolidated balance sheets. All amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock pursuant to the September 5, 2019, Debt Exchange Agreement (See Note 5), the November 25, 2020, Securities Purchase Agreement (See Note 5) and the April 7, 2022, Securities Purchase Agreement (See Note 5). The balance due to USMC was $0 and $729,059 at August 31, 2022 and November 30, 2021, respectively.

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of April 7, 2022, USMC had purchased notes totaling $1,000,000 with maturity dates ranging from December 1, 2021, through November 25, 2022 (see Note 5). Interest expense on these notes totaled $20,756 and $37,530 for the nine months ended August 31, 2022 and 2021, respectively. Interest expense on these notes totaled $0 and $12,750 for the three months ended August 31, 2022 and 2021, respectively. On April 7, 2022, the December 1, 2019, January 1, 2020 and February 1, 2020 notes were amended to extend the maturity dates to April 30, 2022. Thereafter, on April 7, 2022, USMC converted the aggregate outstanding principal balance of $1,000,000 of the December 1, 2019, January 1, 2020, February 1, 2020 and December 1, 2020 notes, plus accrued interest totaling $75,346 through such date, into 6,720,906 shares of the Company’s common stock.

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. As of April 7, 2022, USMC has purchased notes totaling $1,579,769 with a maturity date of March 17, 2023 (see Note 5). Interest expense on these notes totaled $8,800 and $13,300 for the nine months ended August 31, 2022 and 2021, respectively. Interest expense on these notes totaled $0 and $7,400 for the three months ended August 31, 2022 and 2021, respectively. On March 14, 2022, in connection with the November 25, 2020, securities purchase agreement with USMC, a related party, the Company issued a convertible promissory note in the amount of $884,492.28 to USMC, with a maturity date of March 14, 2024. The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the Holder, at a conversion price of $0.088 per share. Interest expense on this note totaled $2,908 for the nine months ended August 31, 2022. There was no interest expense on this note for the three months ended August 31, 2022. On April 7, 2022, USMC converted the aggregate outstanding principal balance of $1,464,337 of the November 25, 2020 note and March 14, 2022 note, plus accrued interest totaling $33,564 through such date, into 17,020,749 shares of the Company’s common stock.

On April 7, 2022, the Company entered into a securities purchase agreement with USMC, effective March 23, 2022, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.39 per share. As August 31, 2022, USMC has purchased notes totaling $470,862 with a maturity date of August 30, 2024 (see Note 5). Interest expense on these notes totaled $0 for the nine months ended August 31, 2022. Interest expense on these notes totaled $0 for the three months ended August 31, 2022.

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 10), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was approximately $0 for the nine months ended August 31, 2022. Total interest expense on Tranche #7 was $0 for the three months ended August 31, 2022.

The outstanding balance due on the above notes to USMC was $470,862 and $1,579,769 at August 31, 2022 and November 30, 2021, respectively.

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered into on October 12, 2018. All kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. Under the terms of the Supply Agreement, the Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Agreement for a material breach which is not cured within 90 days. For the three and nine months ended August 31, 2022, the Company purchased $33,150 and $101,400, respectively, under the Supply Agreement. Since April 22, 2020, the Company has purchased $251,156 under the Supply Agreement.

US Mine, LLC

On May 27, 2021, the Company entered into the Extraction Agreement with US Mine, LLC, pursuant to which the Company acquired the right to extract up to 100,000,000 of certain raw clay materials. The Extraction Agreement is effective until 100,000,000 tons of material are extracted. As compensation for such right, the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at the rate of 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company’s common stock is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of such initial trading date, and (iii) the remaining 25% on or after the twelve-month anniversary of such initial trading date. In addition, the Company will pay US Mine, LLC a royalty fee of $5.00 per ton of materials extracted and any royalty not paid in a timely manner with be subject to 15% interest per annum and compounded monthly.

On October 6, 2021, and prior to consummation of activities under the Extraction Agreement, the Company and US Mine executed an amendment to the Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vest as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. For the nine months ended August 31, 2022, the Company expensed $23,655,289 in stock-based compensation expense related to the issuance of the option on October 16, 2021 to US Mine, LLC under the Extraction Agreement.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2022, the Company paid $20,000 towards the outstanding balance of the note. The balance on the note was $38,716 and $58,716 as of August 31, 2022 and November 30, 2021, respectively. Total interest expense on the note was $2,291 and $4,761 for the nine months ended August 31, 2022 and 2021, respectively. Total interest expense on the note was $586 and $1,346 for the three months ended August 31, 2022 and 2021, respectively.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month Director Agreement with Jeffrey Guzy whereby Mr. Guzy will receive a $1,000 cash fee each month for services performed. The fee will accrue as 0% interest debt to the Company until the Company has its first cash-flow positive month. If a debt is still owed at the end of the term, the debt shall be converted into common stock at the lower price of the market value of such common stock on the date of termination or renewal of the Director Agreement, as the case may be, or the 20-day VWAP immediately prior to the end of the term or renewal date. The Director Agreement shall automatically renew for successive one-year periods unless either party terminates the agreement at least 30 days prior to the end of the then current term. As of August 31, 2022, the Company has debt in the amount of $17,000 owed to Mr. Guzy.

On August 10, 2021, the Company entered into a twelve-month Director Agreement with Dr. Kimberly Kurtis whereby Dr. Kurtis will receive a $1,000 cash fee each month for services performed. The fee will accrue as 0% interest debt to the Company until the Company has its first cash-flow positive month. If a debt is still owed at the end of the term, the debt shall be converted into common stock at the lower price the market value of such common stock on the date of termination or renewal date of the Director Agreement, as the case may be, or the 20-day VWAP immediately prior to the end of the term or renewal date. The Director Agreement shall automatically renew for successive one-year periods unless either party terminates the agreement at least 30 days prior to the end of the then current term. As of August 31, 2022, the Company has debt in the amount of $13,000 owed to Dr. Kurtis.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7).

NOTE 11 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of August 31, 2022 and November 30, 2021, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Four customers accounted for 99% of total revenue for the nine months ended August 31, 2022, as set forth below:

Customer A	42%
Customer B	29%
Customer C	16%
Customer D	12%

Four customers accounted for 98% of total revenue for the nine months ended August 31, 2021, as set forth below:

Customer A	46%
Customer B	24%
Customer C	17%
Customer D	11%

Accounts Receivable

Three customers accounted for 99% of the accounts receivable as of August 31, 2022, as set forth below:

Customer A	54%
Customer B	28%
Customer C	17%

One customer accounted for 100% of the accounts receivable as of November 30, 2021.

Vendors

Five suppliers accounted for 87% of purchases as of August 31, 2022, as set forth below:

Vendor A	29%
Vendor B	18%
Vendor C	17%
Vendor D, a related party	13%
Vendor E	11%

Two suppliers accounted for 88% of purchases as of August 31, 2021, as set forth below:

Vendor A, a related party	75%
Vendor B	13%

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date and determined that none require disclosure herein.

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

As used in this Quarterly Report and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to PureBase Corporation and its wholly-owned subsidiaries, PureBase Agricultural, Inc., a Nevada corporation (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“Purebase SCM”).

Business Overview

We are an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States, through our two subsidiaries, Purebase AG, and Purebase SCM, respectively. The Company has not yet commenced mining operations.

Agricultural Sector

We develop specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture. We have developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. We are building a brand family under the parent trade name “Purebase,” consisting of its Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops.

Construction Sector

We have been developing and testing a kaolin-based product that it believes will help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). We are developing a SCM that we believe can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, we believe there are significant opportunities for high-quality SCM products in the construction-materials sector.

We utilize the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by USMC. A. Scott Dockter, the Company’s Principal Executive Officer and a director, and John Bremer, a director, are also officers, directors and owners of USMC.

Recent Developments

A settlement agreement was entered into between the Company and Agregen International Corp, Robert Hurtado, James Todd Gauer and John Gingerich, effective June 3, 2022 (the “Settlement Agreement”), and a Notice of Settlement was filed in the Second Judicial District Court in the State of Nevada, Washoe County pursuant to which, among other things, 8,669,400 shares of the Company’s common stock beneficially owned by the defendants were surrendered to the Company on August 11, 2022.

On June 3, 2022, in conjunction with the Settlement Agreement, the Company granted Mr. Gauer an immediately exercisable option to purchase 8,669,400 shares of common stock, the equivalent number of common shares surrendered to the Company, at an exercise price of $2.50.

On August 26, 2022, the Company granted immediately exercisable options to purchase an aggregate of 2,223,788 shares of the Company’s common stock at an exercise price of $0.24 per share to certain directors, consultants and employees for services provided to the Company.

On August 30, 2022, the Company issued a two-year convertible promissory note in the principal amount of $470,862 to USMC. The note bears interest at 5% per annum. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder at a conversion price of $0.39 per share.

Results of Operations

Comparison of the Three Months Ended August 31, 2022 and the Three Months Ended August 31, 2021

A comparison of the Company’s operating results for the three months ended August 31, 2022 and August 31, 2021 are summarized as follows:

	August 31,	August 31,
	2022	2021	Variance
Revenues	$226,060	$338,700	$(112,640)
Operating expenses:
Selling, general & administrative	8,232,007	293,293	7,938,714
Product fulfillment, exploration and mining	34,329	85,343	(51,014)
Loss from operations	(8,040,276)	(39,936)	(8,000,340)
Other expense	(1,038)	(42,129)	(41,019)
Net Loss	$(8,041,314)	$(82,065)	$(7,959,249)

Revenues

Revenue decreased by $112,640, or 33%, for the three months ended August 31, 2022, as compared to the three months ended August 31, 2021. This was primarily due to a decrease in purchases by the Company’s customers during the three months ended May 31, 2022.

Operating Expenses

Total operating expenses increased by $7,887,700 for the three months ended August 31, 2022, as compared to the three months ended August 31, 2021, primarily as a result of an increase in stock compensation cost of $7,830,799 resulting from the Company’s issuance of stock options to US Mine, LLC, directors, consultants and employees. This increase was partially offset by a decrease of $51,014 in product fulfillment, exploration and mining expenses for the three months ended August 31, 2022.

Other Expense

Other expense decreased by $41,091, or 98%, for the three months ended August 31, 2022, as compared to the three months ended August 31, 2021, primarily due to a decrease in interest expense as a result of the Company’s conversion of convertible debt into common stock in April 2022.

Comparison of the Nine Months Ended August 31, 2022 and the Nine Months Ended August 31, 2021

A comparison of the Company’s operating results for the nine months ended August 31, 2022 and August 31, 2021 are summarized as follows:

	August 31,	August 31,
	2022	2021	Variance
Revenues	$454,536	$368,700	$85,836
Operating expenses:
Selling, general & administrative	27,055,218	927,080	26,128,138
Product fulfillment, exploration and mining	125,611	103,051	22,560
Loss from operations	(26,726,293)	(661,431)	(26,064,862)
Other expense	(30,942)	(64,977)	34,035
Net Loss	$(26,757,235)	$(726,408)	$(26,030,827)

Revenues

Revenue increased by $85,836, or 23%, for the nine months ended August 31, 2022, as compared to the nine months ended August 31, 2021, primarily due to an increase in purchases from the Company’s customers during our second fiscal quarter ended May 31, 2022.

Operating Expenses

Total operating expenses increased by $26,150,698 for the nine months ended August 31, 2022, as compared to the nine months ended August 31, 2021, primarily as a result of an increase in stock compensation cost of $26,129,138 resulting from the Company’s issuance of stock options to US Mine, LLC. Product fulfillment, exploration and mining expenses for the nine months ended August 31, 2022, increased $22,569, or 22%, as compared to the nine months ended August 31, 2021 due to an increase in exploration costs.

Other Expense

Other expense decreased by $34,035, or 52%, for the nine months ended August 31, 2022, as compared to the nine months ended August 31, 2021, primarily due to a decrease in interest expense as a result of the Company’s conversion of convertible debt into common stock in April 2022.

Liquidity and Capital Resources

As of August 31, 2022, we had $11,782 in cash on hand and a working capital deficiency of $384,264, as compared to cash on hand of $132,209 and a working capital deficiency of $2,241,254 as of November 30, 2021. The decrease in working capital deficiency is mainly due to the conversion of notes due to USMC into an aggregate of 22,889,337 shares of common stock.

We will require additional funds to implement our growth strategy. We do not believe that our current cash and cash equivalents will be sufficient to meet our working capital requirements for the next twelve months. We have had negative cash flow from operating activities as we have not yet begun to generate sufficient and consistent revenues to cover our operating expenses. Until we are able to establish a sufficient revenue stream from operations, our ability to meet our current financial liabilities and commitments will be primarily dependent upon proceeds from outside capital sources including USMC, an affiliated entity. On April 7, 2022, the Company entered into a securities purchase agreement with USMC, a related party, pursuant to which the Company may issue up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC, a related party. The notes bear interest at 5% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.39 per share. Currently, the Company has issued $470,862 of convertible notes under such securities purchase agreement and may issue an additional $529,138 of convertible notes. However, there currently are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. Furthermore, additional equity financing may dilute the stock ownership of current shareholders while debt financing may subject the Company to restrictions on its operations and corporate actions. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Going Concern

The unaudited condensed consolidated financial statements presented in this Quarterly Report have been prepared under the assumption that the Company will continue as a going concern. The Company has accumulated losses from inception through August 31, 2022 of $47,818,460, as well as negative cash flows from operating activities. During the nine months ended August 31, 2022, the Company received net cash proceeds of $620,000 from USMC, an affiliated entity. Additionally, USMC paid $6,296 to vendors on behalf of the Company during the nine months ended August 31, 2022. Presently the Company does not have sufficient cash to meet its obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

Our working capital deficiency as of August 31, 2022, in comparison to our working capital deficiency as of November 30, 2021, is summarized as follows:

	August 31,	November 30,
	2022	2021
Current assets	$227,500	$138,903
Current liabilities	611,764	2,380,157
Working capital deficiency	$(384,264)	$(2,241,254)

The $88,597, or 64%, increase in current assets is primarily due to an increase in accounts receivable of $207,809, partially offset by a decrease in cash of $120,527. Current liabilities decreased $1,768,393, or 74%, during the nine months ended August 31, 2022, as compared to the nine months ended August 31, 2021, primarily due to a decrease in convertible notes payable of $963,671 and a decrease of amounts due to affiliated entities of $729,059 during the nine months ended August 31, 2022.

Cash Flows

	Nine Months Ended
	August 31, 2022	August 31, 2021
Net cash used in operating activities	$(720,527)	$(935,034)
Net cash provided by financing activities	600,000	940,361
Increase or (decrease) in cash	$(120,527)	$5,327

Operating Activities

Net cash used in operating activities was $720,527 for the nine months ended August 31, 2022, as compared to $935,034 for the same period ended August 31, 2021. The increase was primarily due to a decrease in accounts receivable of $160,891 and an increase in accounts payable and accrued expenses of $44,003.

Financing Activities

Net cash provided by financing activities was $600,000 for the nine months ended August 31, 2022, as compared to $940,361 for the same period ended August 31, 2021. The increase was primarily due to a decrease in advances of $359,461 to the Company by USMC, which was partially offset by a decrease of $19,100 of payments on notes due to officers.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021, as filed with the SEC on March 15, 2022.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of August 31, 2022 due to the material weaknesses in internal control over financial reporting described below.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of formal policies and procedures;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner; and
●	Lack of personnel with GAAP experience, including a chief financial officer.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. This dispute is currently in the arbitration discovery phase. An arbitration hearing is scheduled for January 10 - 13, 2023,before arbitrator, Scott Silverman in Los Angeles.

On January 11, 2019, the Company filed a complaint in the Second Judicial District Court in the State of Nevada, Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as Vice President of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. On March 13, 2020, the Company filed a First Amended Complaint, adding James Todd Gauer and John Gingerich as additional defendants. A settlement agreement was entered into between the parties, effective June 3, 2022 (the “Settlement Agreement”) and a Notice of Settlement was filed in the District Court pursuant to which, among other things, certain shares of the Company’s common stock beneficially owned by the defendants will be surrendered to the Company. The lawsuit was fully settled and dismissed on August 9, 2022.

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

On June 3, 2022, pursuant to the Settlement Agreement, the Company granted Mr. Gauer an immediately exercisable option to purchase 8,669,400 shares of common stock at an exercise price of $2.50.

On July 7, 2022, the Company issued an aggregate of 23,741,655 shares of its common stock to USMC pursuant to USMC’s conversion of $2,464,262 of principal amount and $108,909 of accrued interest under convertible promissory notes.

On August 26, 2022, the Company granted immediately exercisable options to purchase an aggregate of 2,223,788 shares of the Company’s common stock at an exercise price of $0.24 per share to certain directors, consultants and employees for services provided to the Company.

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

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	October 13, 2022

