Form 10-K
period 2022-11-30
PureBase Corp
filed 2023-02-28
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,955,933. Solely for purposes of this disclosure, shares of common equity held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 28, 2023, there were 230,453,005 shares of the registrant’s common stock outstanding.

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

Corporate History

The Company was incorporated in the State of Nevada on March 2, 2010, under the name Port of Call Online, Inc. to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help them plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014 (“Corporate Reorganization”), the Company changed its business focus to the identification, acquisition, development and full-scale exploitation of industrial and natural mineral properties in the United States for the development of products for the construction and agriculture markets. In line with this business focus, the Company changed its name to PureBase Corporation in January 2015.

The Company is headquartered in Ione, California.

Business Overview

We are an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States, through our two subsidiaries, Purebase AG, and Purebase SCM, respectively. The Company has not yet commenced mining operations and relies on US Mine LLC. for its raw materials.

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

We obtain certain raw clay materials from US Mine LLC through a materials extraction agreement. US Mine LLC is a mining and exploration company that provides contract services to the global mining industries. US Mine LLC owns the mining property which USMC leases and pays US Mine LLC a royalty. A Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are each 33% owners of US Mine LLC.

Agricultural Sector

We develop specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture. We have developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. We are building a brand family under the parent trade name “Purebase,” consisting of our Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops and Humic Advantage a humic acid product derived from leonardite.

PureBase Shade Advantage WP

Shade Advantage WP is a natural mineral plant protectant that reduces sunburn damage to plant tissue (including fruits, such as watermelons, citrus, tomatoes, apples and cherries and walnuts) exposed to UV and infrared radiation through the absorption and dissipation of ultraviolet and infrared radiation, which protects and reduces the stress on plants.

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

Humic Advantage

In 2021, the Company hired a chemist to further develop a humic acid product derived from leonardite. The Company began field trials in the spring and fall of 2021 with produce and fruit growers, in Arizona and California. Data evaluation from these trials is ongoing, however, anecdotal evidence suggests increased growth in wine grapes on depleted soil profiles with low organic matter. The Company sold its first batch of humic acid to a produce grower in Arizona in April 2022.

The Company is currently expanding field trials into both wine grapes and produce.

Humic Advantage is a humic acid product derived from leonardite, locally sourced in Ione, California. Humic acid is a group of molecules heterogenous in nature, consisting of both aliphatic and aromatic carbons. We believe that humic acids are an important medium for soil health, water retention, and positive interactions with the soil microbiome. Humic acids can act as a chelator, interacting with other molecules in the soil profile, leading to a decrease in the leaching of metals and nutrients in some cases. Furthermore, some scientific publications have shown that the application of humic acid can increase plant dry mass, particularly in forage crops, due to increases in root matter and nodulation.

Industry Overview

The overview below shows the size and scope of the crops that could potentially use products that we develop:

California’s Top 10 Agricultural Commodities in 2021

According to the California Department of Food and Agriculture (“CDFA”), California’s agricultural abundance includes more than 400 commodities and over a third of the country’s vegetables and two-thirds of the country’s fruits and nuts are grown in California. California’s top-10 valued commodities for the 2021 crop year are:

●	Dairy Products, Milk — $7.57 billion
●	Grapes — $5.23 billion
●	Almonds — $5.03 billion
●	Cattle and Calves — $3.02 billion
●	Pistachios — $2.91 billion
●	Lettuce — $2.03 billion
●	Tomatoes — $1.02 billion
●	Walnuts — $1.02 billion
●	Rice — $1.00 billion

According to the CDFA in 2020 California’s farms and ranches received $51.1 billion in cash receipts for their output. This represents a 3.6% increase in cash receipts compared to the previous year.

According to the CDFA, California agricultural exports totaled $20.8 billion in 2020, a decrease of 4.1% from 2019. Top commodities for export included almonds, dairy and dairy products, pistachios, walnuts and wine. California’s agricultural export statistics are produced by the University of California, Davis, Agricultural Issues Center. California organic product sales totaled more than $11.9 billion in 2020, an increase of 14.4% from the prior year, according to the CDFA. Organic production encompasses over 2.19 million acres in the state and California is the only state in the U.S. with a United States Department of Agriculture (“USDA”) National Organic Program according to the CDFA.

North America humic acid market size was valued above $200 million in 2021 and is expected to grow at a compounded annual growth rate over 11% from 2022 to 2028 according to data included in the North America Humic Acid Market Forecast released by the USDA.

In 2021, as per the USDA, the estimated number of farms in the U.S. were 2,012,050, representing a decline of 6,950 farms from 2020. The total land in farms decreased by 1,300,000 acres in the same period. We believe that this decline will drive farmers to improve crop yields within more limited space. We believe that humic acid can improve yield rates by enhancing soil texture, nutrient buffering capacity, water retention characteristics, and plant growth by enabling efficient uptake of nutrients from soil. We believe that humic acid aids in fighting soil erosion by increasing the ability of soil colloids to combine and by enhancing root system and plant development and can also reduce water salination issues raised in the use of water-soluble mineral fertilizers.

In 2020, according to the CDFA, the horticultural segment held around 20% share in the North America humic acid market. We believe a positive outlook of floriculture, pomology, and olericulture will pave the way for product growth as humic acid is widely used as a biostimulant within these sectors. Humic acid helps in altering primary and secondary plant metabolism, improving root growth, and enhancing crop tolerance to environmental stresses. Humic acid is widely used in foliar applications along with fulvic acid to increase cell wall permeability and enable easy movement of nutrients through plants.

Distribution

The Company distributes its Shade Advantage WP product through several large agricultural distribution companies and co-ops including Helena Agri-Enterprises, LLC, Brandt, and Aligned Ag Distributors. Through this network of distribution companies, our products reach farmers and growers in the agricultural industry. The Company also private labels product for other agricultural companies. The Company has also exported limited product to Vietnam, Laos, and Cambodia, and trials are being conducted in Peru to determine the effectiveness of Shade Advantage WP on bananas.

Competition in the Agricultural Sector

Major competitors with our agricultural products include:

●	PureShade with Calcium Carbonate: manufactured by Novasource, a division of Tessenderlo Kerley, Inc.

●	Surround: A kaolin-clay-based sun protectant manufactured by Novasource, a division of Tessenderlo Kerley, Inc.

●	BioFlora: a comprehensive agricultural products company based in Arizona.

●	Mesa Verde Humates, a division of Bio Huma Netics, a manufacturer of humate-based products based in New Mexico.

●	The Andersons Humic Solutions: A humic based products mining and manufacturing firm focused in the US Midwest, which produces highly competitive organic products which are sold and distributed throughout the United States.

●	Wilbur Ellis: one of the largest family-owned agricultural companies in the world.

Construction Sector

The Company has been developing and testing a kaolin-based product that it believes will help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). We are developing a SCMs for the construction material markets, particularly the cement markets. that we believe can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, we believe there are significant opportunities for high-quality SCM products in the construction-materials sector.

Industry Overview

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

The Portland Cement Association (“PCA”) reports that cement consumption rose by 0.3% year-on-year in the first 11 months of 2022. According to the PCA, the U.S. is also set to spend $1 trillion on new and rehabilitated infrastructure projects which we believe would consume 46 Metric Tons of cement over a five-year program. Over a quarter of this amount would be used on roads, bridges and resiliency structures.

We believe that production and use of cement will increase in the upcoming years due to President Biden’s signing a $1.2 trillion infrastructure bill into law in November 2021, which is anticipated to provide $550 billion of new federal investments in America’s infrastructure over five years, including bridges, roads, broadband, water and energy systems. We believe that funds are needed for safe travel, as well as the efficient transport of goods and produce across the country. The nation’s infrastructure system earned a C- score from the American Society of Civil Engineers in 2021.

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

Competition in the Construction Sector

Potential competitors in the SCM space include other kaolin producers that are located in the eastern U.S. (predominantly Georgia), including BASF Corporation, Thiele Kaolin Company, Active Minerals International, LLC, Burgess Pigment Company, IMERYS, and KaMin LLC. Other potential competitors include fly ash distributors, notably Boral Industries, Inc. and Waste Management, Inc., and existing coal burning power plants (which produce fly ash as a byproduct of energy production.)

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

Federal Regulation of Mining Activity

Mining operations are subject to numerous federal, state and local laws and regulations. At the federal level, mining properties are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor (“MSHA”) under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration (“OSHA”) also has jurisdiction over certain safety and health standards not covered by MSHA. Mining operations and all proposed exploration and development will require a variety of permits. In addition, any mining operations occurring on federal property are subject to regulation and inspection by the Bureau of Land Management (“BLM”).. We currently own mining rights in several properties having existing permits in place or properties where existing permitting requirements and other applicable environmental protection laws and regulations would not pose a material hindrance to our ability to explore and develop such properties. As part of our initial evaluation of suitable projects, we ascertain a property’s regulatory compliance status and any issues affecting current or future permitting requirements.

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

Agricultural Products Certifications

All sales of agricultural products have to be registered in order to be sold, distributed and /or applied in farming operations. Standards for registration are set and regulated by the USDA at the federal level. All state agencies must also comply with federal guidelines. There are guidelines for the registration and labelling of the products for agriculture use, some of which are federal, others are State. Our organic product, PureBase Shade Advantage WP, must meet several additional qualifications in order to become registered.

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

Our newest product, Humic Advantage, has received an Organic Materials Review Institute certification and is currently approved for sale in Arizona and is under review with the CDFA for approval to sell Humic Advantage in California as a soil amendment.

Employees

The Company currently has four full-time employees and one part time employees. We currently anticipate hiring additional employees for the Company’s production operations, subject to sufficient funding, if our product development and distribution programs continue to expand.

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

Risks Related to Our Business

The Company is an early stage company which makes the evaluation of its future business prospects difficult.

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

Our audited consolidated financial statements as of November 30, 2022, have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and generating negative cash flows from operations and our significant working capital deficiency, accumulated deficit and net loss for the year ended November 30, 2022, expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available . For the fiscal year ended November 30, 2022, we had a loss from operations of $32,544,312 and negative cash flows from operations of approximately $838,254. We anticipate that we will continue to incur operating losses and generate negative cash flows for the foreseeable future as we execute our development plans for 2023, as well as other potential strategic and business development initiatives. In addition, we expect to have negative cash flows from operations, for the foreseeable future. We have previously funded and plan to continue funding these losses primarily through the sale of equity and debt. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate sufficient revenue to fund our operations. There can be no assurance that we will be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital for the foreseeable future in order to continue operations and realize our business plans, the failure of which could adversely impact our operations.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses and financing costs. As of November 30, 2022, we had liabilities of $1,295,845 and a working capital deficiency of $620,290. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. The Company may issue up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC. As of November 30, 2022 the Company has issued $646,889 of convertible notes. There are no other commitments to provide us with financing. If we are unable to obtain additional financing from USMC or other sources, we may have to suspend operations, sell assets and will not be able to execute our plan of operations. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. Our inability to secure capital to fund exploration and, if warranted, development costs for our mineral properties would create a competitive cost disadvantage in the marketplace which would have a material adverse effect on our operations and potential profitability.

External factors, including the complex permitting process may result in delays or not receiving permits at all.

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

Federal regulation of mining activity may change resulting in additional unforeseen expenses and potential losses.

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

If and when the execution of our plan of operations, including marketing plans and business strategies further develop, we may need to recruit additional managerial, operational, sales and marketing, financial, IT and other personnel. If we are not able to effectively expand our company by hiring new employees and expanding our consultants and contractors, we may not be able to successfully implement the tasks necessary to achieve our marketing, research, development, and expansion goals, and we may face loss and be liable for deficiencies in service caused by the lack of capable personnel or errors made by third parties.

We depend solely on a single third party for mining services and our operations could be adversely affected if we cannot negotiate further service agreements.

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

Our officers and directors are able to control the Company and may have different interest than our stockholders.

Our officer and directors and their affiliates own approximately 76% of the common stock of our company. As a result, they have significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

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

We currently face larger, better financed and established competition and could face additional competitors in the future which could result in pricing pressures and inability to expand market share.

At the present time the Company is aware of other companies providing similar agricultural and natural resources to those of the Company’s. In addition, other entities not currently offering the minerals or product uses similar to the Company’s may enter the industrial and agricultural markets. The Company’s natural resources and products will also have to compete with established companies providing minerals (such as fly ash for use in making cement) which are already in commercial and agricultural use. Any such competitors would likely have greater financial, mining production, production facilities, marketing and sales resources than the Company. Increased competition may result in pricing pressures and the inability to increase market share, which may have an adverse effect on the Company’s business, operating results and financial condition.

At present, our sales are concentrated in a few customers and the loss of any one customer could result in decreased revenue, increased losses and significant cash flow problems.

The Company’s sales are presently concentrated within a few customers. If any of these customers choose to no longer be a customer, in particular, the customers that provide the most significant percentage of revenue, for any reason, and these customers are not replaced, we will sustain additional losses as our fixed cost base will be left uncovered and consume working capital leading to significant cash flow problems.

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

Management may be unable to implement its business strategy resulting in diminished returns and sustained losses.

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

Despite expanding our established customer base and distribution system for our agricultural products in fiscal 2022 we did not experience a significant increase in sales. However, we are now engaged in promoting sales and marketing in an effort to increase the sales revenue of our agricultural products to customers and through the distribution system. To date, we have one long term supply contract for our minerals and agricultural products with USMC. Our inability to attract additional customers for our agricultural products, to deliver products in a time and cost-effective manner or develop our SCM business would have an adverse effect on our results of operations and the growth of our business.

Mineral exploration and mining are highly regulated industries requiring significant compliance requirements.

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

Some of our agricultural products and our SCM’s will require certain certifications before being suitable for labeling and usage. For example, our SCM must be certified by the California Department of Transportation to meet certain strength standards to be certified for use in large government projects. Similarly, our agricultural products must be certified under USDA and CDFA specifications and properly labeled. While the Company has certified one of its agricultural products under USDA and CDFA specifications and has received Organic Materials Review Institute certification on its newest product, and is currently working with various laboratories and agencies to acquire future certifications, there is no assurance that future certifications will be obtained.

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

Rule 15g-9 under the Securities and Exchange Act of 1934, as amended, establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Our securities are quoted on the OTC Pink Tier, which does not provide us as much liquidity for our investors as an exchange, such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the OTC Pink Tier, which provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities quoted on the OTC Pink are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Pink Tier. Quotes for stocks included on the OTC Pink markets are not widely publicized. Therefore, prices for securities traded solely on the OTC Pink may be more difficult to obtain and holders of our securities may be unable to resell their securities in a timely manner or at stable prices, or at any price. We cannot assure you a liquid public trading market in our common stock will develop.

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

Because we are a smaller reporting company, we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

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

If our stockholders sell substantial amounts of our common stock in the public market under Rule 144 or upon the exercise of outstanding convertible debt or equity, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may, in the future, issue additional shares of common stock, which would reduce the percent of ownership held by current stockholders.

Our Articles of Incorporation authorizes the issuance of 520,000,000 shares of common stock of which as of February 28, 2023, 230,453,005 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

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

We have reported material weaknesses in internal controls over financial reporting as of November 30, 2022, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office Facilities

The Company leased its 1,000 square feet of office space, located in Ione, California from USMC for $1,500 per month through October 2022. Effective November 1, 2022 the lease was amended to extend the term through October 2024, and to add an additional 700 square feet, for $3,500 per month, with automatic one month renewals. A. Scott Dockter, our President and Chief Executive Officer, and John Bremer, a director, each own 33% of USMC.

Mineral Properties and Interests

Company Right to Acquire Properties

Snow White Mine in San Bernardino County, CA

On November 28, 2014 US Mining and Minerals Corporation entered into a purchase agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Company’s Reorganization, on December 23, 2014, USMC, assigned its rights and obligations under the purchase agreement to the Company pursuant to an assignment of purchase agreement. The purchase agreement provides for the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing for the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the BLM. An initial deposit of $50,000 was paid to escrow, and the Purchase Agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company.

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a trust controlled by John Bremer, a director of the Company, pursuant to which the Company agreed to purchase the Snow White Mine for $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest is payable in full in cash at the closing which must occur at any time before April 1, 2022 (the “Closing Date”). On April 14, 2022, the agreement was amended to extend the Closing Date to April 14, 2023.

PureBase Ag Properties

Federal Mineral Preference Rights Lease in Esmeralda County, Nevada

On October 6, 2014, PureBase Ag entered into an Assignment of Lease from USMC pursuant to which PureBase Ag acquired the rights to a Preference Rights Lease granted by the BLM covering approximately 2,500 acres located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada (the “Esmeralda Project”). As consideration for the Assignment of Lease, PureBase Ag assumed the obligation to pay all future annual lease payments, currently $7,503 and all other ongoing fees and expenses relating to the development of the Esmeralda Project.

Esmeralda Project’s leased property contains mining property known as the “Chimney 1 Potassium/Sulfur Deposit” which consists of 15.5 acres of land fully permitted for mining operation which is situated within 2,500 acres under a Federal Mineral Preference Rights Lease. The project has an approved Reclamation Plan – Nevada Division of Environmental Protection Permit #0192 – and an approved Plan of Operations, BLM Case Number N65-99-001P. There is a reclamation bond in place in the amount of $47,310.30. The BLM is the bond holder.

The current operation is an open pit mine site which is fully permitted and partially developed. The total allowed disturbed acreage for the existing and approved reclamation plan is 14.45 acres. The site entrance is located approximately 10 miles south of Highway 95/6 on Highway 265 on the east side of the Highway. The mine site location is 3.4 miles of unpaved road from the Highway. The existing site equipment consists of a 40’ storage container, an 8,000 gallon water tank and portable single axle truck scale. Pit development began in 2013 by USMC and rectified drawings have been recorded to the existing site disturbance. Power when needed, is from portable generators. Processing equipment when onsite is self-powered.

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

19

ITEM 3. LEGAL PROCEEDINGS

Except as described below, there are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. The discovery phase of the binding arbitration concluded on February 3, 2023. The arbitrator’s decision is due June 30, 2023.

On January 11, 2019, the Company filed a complaint in the Second Judicial District Court in the State of Nevada, Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as Vice President of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. On March 13, 2020, the Company filed a First Amended Complaint, adding James Todd Gauer and John Gingerich as additional defendants. A settlement agreement was entered into between the parties, effective June 3, 2022 and a Notice of Settlement was filed in the District Court pursuant to which, 8,669,000 shares of the Company’s common stock beneficially owned by the defendants were surrendered to the Company and the Company granted Mr. Gauer an immediately exercisable five year option to purchase 8,669,400 shares of common stock, at an exercise price of $2.50. The lawsuit was fully settled and dismissed on August 9, 2022.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $400,000 and, although the Company is vigorously defending such claims, it has accrued $400,000 for such risk. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages. The matter is set for trial in April 2023.

ITEM 4. MINE SAFETY DISCLOSURES

The exploration and development of mining projects is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA’s activities include the inspection of mining operations on a regular basis and the issuance of various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of the Mine Improvement and New Emergency Response Act of 2006, MSHA has significantly increased its inspection and enforcement programs.

The Company and its mining service provider, USMC, as natural resource mining operators, are required to report certain mine safety violations or other regulatory matters as mandated by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K. Currently, the Company does not engage in any mining and all mining properties are inactive. There are currently no such violations or regulatory matters to report.

Since the Company has only conducted limited mining operations, only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company’s remaining mining projects have not been inspected by MSHA. The Company or its project operators have not received any citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities during the year ended November 30, 2022.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Tier under the symbol “PUBC.” On February 28, 2023, the closing price of our common stock reported by the OTC Pink Tier was $0.08 per share.

Holders of Common Stock

As of February 28, 2023, there were 97 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of November 30, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	50,000	$0.12	9,500,000
Equity compensation plans not approved by security holders (2)	128,638,187	$0.53	-

(1)	Represents options to purchase (i) 50,000 shares of the Company’s common stock granted to a consultant for services provided under the 2017 Stock Option Plan
(2)	Represents options to purchase (i) 300,000 shares of common stock granted to our former Chief Financial Officer, for services provided to the Company, (ii) 200,000 shares of common stock granted to a former employee, for services provided to the Company, (iii) an aggregate of 1,492,424 shares of common stock issued to two directors of the Company, (iv) 116,000,000 shares of common stock issued to USMC as compensation under the Materials Extraction Agreement, (v) 8,669,400 shares of common stock issued to James Todd Gauer as part of a legal settlement, and (vi) an aggregate of 1,976,363 shares of common stock issued to employees and consultants for services provided to the Company.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On May 19, 2022, the Company issued an aggregate of 300,000 shares of common stock to an investment banking firm pursuant to an investment banking agreement for services rendered to the Company.

On June 3, 2022, the Company granted an immediately exercisable five-year option to purchase 8,669,400 shares of common stock with an exercise price of $2.50 per share as part of a legal settlement.

On August 26, 2022, the Company granted immediately exercisable three-year options to purchase an aggregate of 246,748 shares of common stock with an exercise price of $0.24 per share to two individuals for administrative and advisory services.

On August 26, 2022, the Company granted an immediately exercisable four-year option to purchase 242,424 shares of common stock with an exercise price of $0.24 per share to a director for science advisory services provided to the Company.

On August 26, 2022, the Company granted immediately exercisable five-year options to purchase an aggregate of 450,000 shares of common stock with an exercise price of $0.24 per share to two directors.

On August 26, 2022, the Company granted immediately exercisable five-year options to purchase an aggregate of 1,100,000 shares of common stock to two consultants for business development services.

On August 26, 2022, the Company granted an immediately exercisable five-year option to purchase 184,615 shares of common stock to an individual for administrative accounting support.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 6. [RESERVED]

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

Business Overview

We are an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States, through our two subsidiaries, Purebase AG, and Purebase SCM, respectively. The Company has not yet commenced mining operations and relies on US Mine LLC for its raw materials.

Agricultural Sector

We develop specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture. We have developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. We are building a brand family under the parent trade name “Purebase,” consisting of its Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops and Humic Advantage a humic acid product derived from leonardite.

Construction Sector

We are developing and testing a kaolin-based product that it believes will help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). We are developing SCMs for the construction material markets, particularly the cement markets that we believe can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, we believe there are significant opportunities for high-quality SCM products in the construction-materials sector.

We utilize the services of USMC, for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by USMC. A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also officers, directors and owners of USMC.

Results of Operations

Comparison of the Year Ended November 30, 2022 to the Year Ended November 30, 2021

	November 30,	November 30,
	2022	2021	Variance
Revenue, net	$471,608	$369,450	$102,158

Operating Expenses:
Selling, general and administrative	32,883,673	8,500,338	24,383,335
Product fulfillment	132,247	107,928	24,319
Loss from operations	(32,544,312)	(8,238,816)	(24,305,496)
Other income (expense)	2,007	23,200	(21,193)
Interest expense	(40,120)	(91,581)	51,461
Net Loss	$(32,582,425)	$(8,307,197)	$(24,275,228)

Revenues

Revenues increased by $102,158, or 28%, for the year ended November 30, 2022, as compared to the year ended November 30, 2021. The increase is primarily attributable to the Company acquiring new customers for its agricultural products during the year ended November 30, 2022.

Operating Expenses

Total operating expenses increased by $24,407,654, or 284% for the year ended November 30, 2022 as compared to the year ended November 30, 2021. Selling, general and administrative expenses increased by $24,383,335, or 287%, primarily due to an increase in stock-based compensation of $24,198,691 from the year ended November 30, 2021, of which $21,835,651 is attributable to an option to purchase 116,000,000 shares of common stock granted to USMC, on October 6, 2021. The Company expects operating expenses, primarily due to stock-based compensation, to remain elevated through March 2023, when the Company will no longer expense the USMC options to purchase 116,000,000 shares.

Product fulfillment expenses increased by $24,319, or 23%, for the year ended November 30, 2022, as compared to the year ended November 30, 2021, primarily due to the increase in revenue during the year ended November 30, 2021.

Other Income (Expenses)

Other income (expense) decreased $30,268, or 44%, for the year ended November 30, 2022, as compared to the year ended November 30, 2021, primarily due to the decrease in interest expense as a result of the conversion of USMC convertible debt into shares of common stock in April 2022. The decrease in interest expense was partially offset by a decrease in other income of $21,193.

Liquidity and Capital Resources

As of November 30, 2022, we had cash on hand of $19,055 and a working capital deficiency of $620,290, as compared to cash on hand of $132,309 and a working capital deficiency of $2,241,254 as of November 30, 2021. The decrease in working capital deficiency is primarily a result of the decrease in the current portion of convertible notes payable due to related party of $958,671, which was converted to common stock and a decrease of due to affiliated entities of $729,059.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2023, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with cash advances from USMC and the sale of equity, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 23, 2022 securities purchase agreement, will provide the necessary funding for the Company to continue as a going concern for the next twelve months. On April 7, 2022, the Company entered into a securities purchase agreement with USMC, a related party, pursuant to which the Company may issue up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC. The notes bear interest at 5% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.39 per share. Currently, the Company has issued $610,889 of convertible notes under such securities purchase agreement and may issue an additional $389,111 of convertible notes. However, there currently are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Going Concern

The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through November 30, 2022, of $53,643,649, as well as negative cash flows from operating activities and a working capital deficiency. During the year ended November 30, 2022, the Company received net cash proceeds of $755,000 from USMC. Additionally, USMC paid $11,323 to vendors on behalf of the Company during the year ended November 30, 2022. The Company does not have sufficient cash to meet its obligations in the twelve months following the date of this Annual Report if it does not generate additional revenue and obtain equity and debt financing from USMC. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	November 30,	November 30,
	2022	2021
Current assets	$23,786	$138,903
Current liabilities	644,076	2,380,157
Working capital deficiency	$(620,290)	$(2,241,254)

The decrease in current assets is primarily due to the decrease in cash on hand of $113,309. The decrease in current liabilities is primarily a result of the decrease in the current portion of convertible notes payable due to related party of $958,671 and a decrease of due to affiliated entities of $729,059.

Cash Flows

	Year Ended November 30,
	2022	2021
Net cash used in operating activities	$(838,254)	$(823,561)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	725,000	948,420
Increase (decrease) in cash	$(113,254)	$124,859

Operating Activities

Net cash used in operating activities was $838,254 for the year ended November 30, 2022 and was primarily due to the net loss of $32,582,425 which was partially offset by non-cash expenses of $31,663,507.

Net cash used in operating activities was $823,561 for the year ended November 30, 2021 and was primarily due to the net loss of $8,307,197 which was partially offset by non-cash expenses of $7,467,614.

Financing Activities

For the year ended November 30, 2022, net cash provided by financing activities was $725,000, of which $755,000 was advances from USMC which was offset by $30,000 in payments to A. Scott Dockter in connection with an outstanding note payable.

For the year ended November 30, 2021, net cash provided by financing activities was $948,420, of which $1,017,520 was advances from USMC which was offset by $69,100 in payments to A. Scott Dockter in connection with an outstanding note payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

Inflationary factors such as increases in the costs to purchase products, acquire mineral rights and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a continued high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our services do not increase with these increased costs.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the fiscal year ended November 30, 2022. We believe that the accounting policies below are critical to fully understand and evaluate our financial condition and results of operations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in its statements of operations.

For stock options issued to employees and members of the Company’s board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

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

Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the year ended November 30, 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of November 30, 2022 due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements in accordance with GAAP.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of November 30, 2022 was not effective.

A material weakness, as defined in the standards established by Sarbanes-Oxley is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of formal policies and procedures to ensure timely closing of the Company’s books and records and that material transactions are timely communicated;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner; and
●	Lack of personnel with GAAP experience and sufficient knowledge to oversee its financial reporting function, including a chief financial officer.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Position
A. Scott Dockter	66	Chief Executive Officer, Chief Financial Officer, President and Director
Kimberly Kurtis	50	Director
John Bremer	73	Director
Jeffrey Guzy	71	Director

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

A. Scott Dockter – Chief Executive Officer, Chief Financial Officer, President and Director

A Scott Dockter has been Chief Executive Officer and a director of the Company since September 24, 2014, Chief Financial Officer from May 24, 2019 to January 21, 2021, and March 25, 2021 to the present, and President and a director of PureBase AG since January 22, 2014. Mr. Dockter has also served as the chief executive officer and a director of USMC since 2012. Mr. Dockter was a manager-member of US Agricultural Minerals, LLC (“USAM”) from its inception in June 2013 until its acquisition by PureBase AG on November 24, 2014. Mr. Dockter is a manager-member of US Mine, LLC, a Nevada limited liability company, which owns a 3,306 acre mining property located in Ione, California. From July 2010 to June 2012, Mr. Dockter served as Chief Executive Officer, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the United States, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has a comprehensive involvement in the mining business, including exploration, permitting, mine development, construction, financing, operations, asset acquisitions, and marketing and sales, with a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals.

Mr. Dockter’s significant experience relating to operational management, industry expertise and as Chief Executive Officer of the Company led to his appointment as a director of our company.

Dr. Kimberly Kurtis – Director

Dr. Kimberly Kurtis has been a director of the Company since August 10, 2021. Dr. Kurtis has been Associate Dean and a professor in the School of Civil and Environmental Engineering at Georgia Institute of Technology (“Georgia Tech”) since 2014. Dr. Kurtis joined Georgia Tech’s faculty in January 1999. Dr. Kurtis has served as Georgie Tech’s ADVANCE Professor from 2012 to 2014, and she holds a courtesy appointment in the School of Materials Science and Engineering. Dr. Kurtis earned a BSE in Civil Engineering in 1994 from Tulane University under a Dean’s Honor Scholarship, and a M.S. in 1995 and PhD in 1998 in Civil Engineering from the University of California at Berkeley, where Dr. Kurtis was a Henry Hilp Fellow and a National Science Foundation Fellow. Dr. Kurtis’s research on the multi-scale structure and performance of cement-based materials has resulted in more than 200 technical publications and three U.S. patents.

Dr. Kurtis was appointed to the Board because of her expertise in the development of supplementary cementitious materials.

John Bremer – Director

John Bremer has been a director of the Company since December 24, 2014 and a director of PureBase Ag since February 5, 2015. Mr. Bremer has served as a director and President of USMC since February 2014. Mr. Bremer was also a manager-member of USAM from its inception in June 2013 until its acquisition by PureBase AG on November 24, 2014. Mr. Bremer is also a manager-member of US Mine, LLC which owns a 3,306 acre mining property located in Ione, California. For the past 21 years Mr. Bremer has been the chief executive officer of GroWest, Inc. a holding company with subsidiary companies in the heavy equipment rental and property development business in California. Mr. Bremer started his career teaching college level horticulture and soil science classes, opened and managed large mining operations for Riverside Cement and California Portland Cement Company and has worked with cement producers including to help design material input methodologies to reduce nitrogen oxide emissions from calcining cement. Mr. Bremer developed a large organic composting operation in Riverside County, California which he sold to Synagro Technologies, Inc., currently part of The Carlyle Group. Mr. Bremer has been involved in property development in Riverside County and Napa Valley in California including permitting processes. Mr. Bremer earned his Bachelor’s degree in Agri-Business from California State Polytechnic University, Pomona, California.

Mr. Bremer was appointed to the Board because of his industry experience.

Jeffrey Guzy – Director

Jeffrey Guzy has been a director since April 8, 2020. Mr. Guzy has served as a director of Leatt Corporation (OTC:LEAT) since May 2007 and Capstone Companies (OTC:CAPC) since May 2007. Mr. Guzy has served as a director of Brownie’s Marine Group Inc. (OTC:BWMG) and Life on Earth, Inc. (OTC:LFER) since 2019. Mr. Guzy held executive positions at several large international companies, including Loral Space, Sprint International, Verizon and IBM. Mr. Guzy founded and has served as executive chairman, president and chief executive officer at CoJax Oil & Gas Corporation (OTC:CJAX) since 2017. Mr. Guzy served as chief executive officer for Central Oil & Gas Corp. of America from 2013 through 2020. Mr. Guzy founded Facilicom International, Inc., an international telephone company is 1994. Mr. Guzy has also served as an executive manager of business development to several telecom companies including Bell Atlantic Corp. Mr. Guzy received an MBA from the Wharton School of Business at the University of Pennsylvania, an MS in Systems Engineering from the University of Pennsylvania, and a BS in Electrical Engineering from Pennsylvania State University.

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

Compensation Committee

The Compensation Committee currently has two members, Jeffrey Guzy, Chairman, and A. Scott Dockter. The Compensation Committee initially determines matters relating to executive officer compensation, including the issuances of stock options and other compensatory matters. The Compensation Committee then makes recommendations to the Board of Directors, concerning such executive officer compensation.

Audit Committee

The Audit Committee currently has two members Jeffrey Guzy, Chairman, and John Bremer. The Audit Committee is responsible for: (i) selection and oversight of our independent accountants; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditor and any outside advisors engagement by the audit committee.

Our board has determined that Mr. Guzy qualifies as an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Director Compensation

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended November 30, 2022:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Guzy	$-	$12,000	$59,331	(2)	-	-	-	$71,331
John Bremer	$-	-	-		-	-	-	-
Kimberly Kurtis	$-	$12,000	$104,729	(3)	-	-	-	$116,729

(1)	The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718.
(2)	Represents an immediately exercisable option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.24 per share.
(3)	Represents an immediately exercisable option to purchase 442,424 shares of the Company’s common stock at an exercise price of $0.24 per share.

On April 8, 2021, the Company entered into a twelve month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Mr. Guzy was also issued a five-year stock option to purchase 250,000 shares of common stock at an exercise price of $0.24. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter.

On August 13, 2021, the Company entered into a twelve month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal (the “Termination Date”) will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.36. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to the directors, officers and employees of the Company. We have filed a copy of our Code as an exhibit to our Annual Report on Form 10-K filed with the SEC on February 28, 2018. Our Code may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code will be provided without charge upon request from us.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (“Reporting Persons”), to file reports ownership and changes in ownership with the SEC.

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended November 30, 2022, the Reporting Persons timely filed all such reports except that A. Scott Dockter, our Chief Executive Officer, Chief Financial Officer and a director, failed to timely file a Form 4 reporting the disposal of 1,400,00 shares, 500,000 shares and 1,000,000 shares of common stock on February 22, 2022, June 17, 2022 and August 10, 2022, respectively. Both A. Scott Dockter and John Bremer, a director failed to file timely file a Form 4 disclosing their indirect beneficial ownership of 30,620,626 shares of common stock and options to purchase 38,666,667 shares of common stock held by USMC and US Mine LLC, respectively, over which they each have 33% voting and dispositive power.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to, earned by or paid to our Chief Executive Officer (the “Named Executive Officer”). No other executive officer received compensation in excess of $100,000 during the year ended November 30, 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($ )	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
A. Scott Dockter,	2022	120,000	(1)	-	-	-	-	-	-	120,000
Chief Executive Officer, Chief Financial Officer, President and Director	2021	120,000	(2)	-	-	-	-	-	-	120,000

(1)	Does not include $2,308 of accrued salary.

(2)	Does not include $5,538 of accrued salary.

Employment Agreements

The Company does not have any employment agreements with its executive officers.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Outstanding Equity Awards

There were no outstanding equity awards made to our Named Executive Officer as of November 30, 2022.

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

Plan Administration. Our Board of Directors, or a duly authorized committee of our Board of Directors, will administer the 2017 Plan. Our Board of Directors may also delegate to one or more of our officers the authority to designate employees (other than officers) to receive specified stock awards and determine the number of shares subject to such stock awards. Under the 2017 Plan, the Board has the authority to determine and amend the terms of awards and underlying agreements, including:

●	whether each option granted will be an incentive stock option or a non-statutory stock option;
●	the fair market value of the common stock;
●	recipients;
●	whether and to what extent 2017 Plan awards are granted;
●	the exercise and purchase price of stock awards, if any;
●	the number of shares subject to each stock award;
●	the form of agreement(s) used under the 2017 Plan;
●	the vesting schedule applicable to the awards, together with any vesting acceleration, pro rata adjustments to vesting;
●	any waiver of forfeiture restrictions; and
●	the form of consideration, if any, payable on exercise or settlement of the award.

Under the 2017 Plan, the Board also generally has the authority to effect, with the consent of any adversely affected participant:

●	the reduction of the exercise, purchase, or strike price of any outstanding award;
●	the cancellation of any outstanding award and the grant in substitution therefore of other awards, cash, or other consideration; or
●	any other action that is treated as a repricing under generally accepted accounting principle.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of February 28, 2023, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) the Named Executive Officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o PureBase Corporation, 8625 Highway 124, Ione, California 95640. The percentages below are calculated based on 230,453,005 shares of common stock issued and outstanding as of February 28, 2023.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
5% Stockholders
US Mine Corporation (1) 8625 Highway 124 Ione, California 95640	91,861,879	(2)	39.6%
Bremer Family 1995 Living Family Trust (3) 1660 Chicago Avenue Riverside, California 92506	40,163,000		17.4%
US Mine LLC(4) 8625 Highway 124 Ione, California 95640	116,000,000	(5)	33.5%
James Todd Gauer 401 Bay Street, Suite 2410 Toronto, ON M5H2Y4 Canada	17,338,800	(6)(7)	7.0%
Directors and Executive Officers
A. Scott Dockter	36,643,795	(8)	15.9%
John Bremer	40,163,000	(9)(10)	17.4%
Dr. Kimberly Kurtis	838,804	(11)	*
Jeffrey Guzy	942,760	(12)	*
Directors and officers as a group (4 persons)	78,988,359	(8)(10)(13)	34.1%

*Represents less than 1%

(1)	A. Scott Dockter, Chief Executive Officer and a director, John Bremer, President and a director, and Craig Barto, are each 33% owners of USMC and share voting and dispositive power over the shares held by USMC.

(2)	Includes 1,581,647 shares convertible under a promissory note.

(3)	John Bremer, as trustee of the Bremer Family 1995 Living Family Trust (“Bremer Trust”), has voting and dispositive power over the shares held by the Bremer Trust.

(4)	A. Scott Dockter, Chief Executive Officer and a director, John Bremer, President and a director, and Craig Barto are each 33% owners of US Mine LLC and share voting and dispositive power over the shares held by US Mine LLC.

(5)	Represents currently exercisable options.

(6)	Represents a currently exercisable option to purchase 8,669,400 shares.

(7)	Includes 8,501,400 shares and 168,000 shares owned by Baystreet Capital Management Corp and Bayshore Capital, LLC., respectively, over which James Todd Gauer has sole voting and dispositive power.

(8)	Excludes 30,620,626 shares held by USMC and options to purchase 38,666,667 shares held by US Mine LLC over which Mr. Dockter has voting and dispositive power.

(9)	Represents 40,163,000 shares owned by the Bremer Trust of which Mr. Bremer, as trustee has sole voting and dispositive power.

(10)	Excludes 30,620,626 shares held by USMC and options to purchase 38,666,667 shares held by US Mine LLC over which Mr. Bremer has voting and dispositive power.

(11)	Represents currently exercisable options to purchase 742,424 shares and 96,380 shares which are issuable in lieu of director’s fees pursuant to the Kurtis Director Agreement.

(12)	Includes currently exercisable options to purchase 750,000 shares 112,760 shares which are issuable in lieu of director’s fees pursuant to the Guzy Director Agreement.

(13)	Includes options to purchase an aggregate of 1,492,424 shares and an aggregate of 209,140 shares issuable in lieu of directors fees.

Changes in Control Agreements.

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below, since December 1, 2020, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;

●	any person who beneficially owns, directly or indirectly, more than 5% of our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

The Company utilizes the services of USMC, for exploration services and other services. Since December 31, 2018, all Company purchases, including all minerals utilized by the Company, where made from USMC. A. Scott Dockter, the Chief Executive Officer and a director of the Company, and John Bremer, a director of the Company, are also officers, directors and controlling shareholders of USMC.

The following tables outline the related parties associated with the Company and amounts due for each period indicated:

	During the year ended November 30, 2022	During the year ended November 30, 2021
US Mine Corporation – Convertible Notes and Accrued Interest, Expenses Paid, and Cash Advances	$2,300,112	$2,408,263
A. Scott Dockter – Promissory Note, Principal and Interest	$69,882	$97,111
Bayshore Capital Advisors, LLC – Promissory Note, Principal and Interest	$1,500	$33,646

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and a company owned by A. Scott Dockter, our President and Chief Executive Officer, and a director, and John Bremer, a director, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $0 were rendered by USMC for the fiscal years ended November 30, 2022 and 2021, respectively. To date the Company has paid USMC an aggregate of $270,402 since December 1, 2020, under the mining agreement.

During the fiscal years ended November 30, 2022 and 2021, USMC paid $11,323 and $22,150, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $755,000 and $1,017,520, respectively. USMC has paid an aggregate of $35,373 of expenses to the Company’s vendors and made cash advances to the Company in the aggregate amount of $2,857,309 since December 1, 2020.

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

On November 25, 2020, the Company entered into a Securities Purchase Agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. USMC purchased notes in the principal amounts of $822,000, and $579,796 on December 1, 2020 and March 17, 2021, respectively. On March 14, 2022, in connection with the November 25, 2020, Securities Purchase Agreement, USMC purchased a convertible note in the amount of $884,429. On April 7, 2022, USMC converted the aggregate outstanding principal balance of $2,286,261of the November 25, 2020 note and March 14, 2022 note, plus accrued interest totaling $88,965 through such date, into 22,864,502 shares of the Company’s common stock.

On April 7, 2022, the Company entered into a Securities Purchase Agreement with USMC pursuant to which may purchase up to $1,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.39 per share. USMC purchase notes in the principal amounts of $470,862, and $140,027 on August 30, 2022 and November 29, 2022, respectively. As of February 28, 2023 there is $610,889 of principal and $5,953 of accrued interested outstanding related to the notes.

In connection with the Snow White Mine property, owned by John Bremer, a director of the Company, the Company is required to make minimum royalty payments of $3,500 per year. The Company has not made royalty payments to Mr. Bremer since December 31, 2018.

US Mine LLC

On May 27, 2021, the Company entered into the Materials Extraction Agreement with US Mine, LLC, (the “Material Extraction Agreement”) pursuant to which the Company acquired the right to extract up to 100,000,000 tons of certain raw clay materials. A. Scott Dockter and John Bremer, each own 33% of US Mine LLC. The Materials Extraction Agreement is effective until 100,000,000 tons of material are extracted. As compensation for such right, the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at the rate of 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company’s common stock is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of such initial trading date, and (iii) the remaining 25% on or after the twelve-month anniversary of such initial trading date. In addition, the Company will pay US Mine, LLC a royalty fee of $5.00 per ton of materials extracted and any royalty not paid in a timely manner with be subject to 15% interest per annum and compounded monthly.

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was terminated and of no further force and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares will vest on April 6, 2023. This agreement was further amended and restated in June 2022 to state that the Note was retroactively rescinded ab initio

Board of Directors

On April 8, 2021, the Company issued a five-year option to Jeffrey Guzy, a director, to purchase 250,000 shares of common stock with an exercise price of $0.10 per share which became exercisable one year from the date of grant for board services.

On August 13, 2021, the Company issued a five-year option to Dr. Kimberly Kurtis, a director, to purchase 200,000 shares of common stock with an exercise price of $0.36 per share which became exercisable one year from the date of grant for board services.

On August 26, 2022, the Company issued an immediately exercisable five-year option to Jeffrey Guzy, a director, to purchase 250,000 shares of common stock with an exercise price of $0.24 per share for board services.

On August 26, 2022, the Company issued a immediately exercisable five-year option and four-year option to Dr. Kimberly Kurtis, a director, to purchase 200,000 and 242,424 shares, for board services and for science advisory regarding performance of SCM testing, respectively, of common stock with an exercise price of $0.24 per share.

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

On August 31, 2017, the Company issued a promissory note in the principal amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company to consolidate total amounts of indebtedness due to Mr. Dockter. The note bears interest at 6% and is due upon demand. Since December 1, 2020, the Company has repaid $99,100 towards the balance of the note. As of February 28, 2023 the outstanding principal balance due on this note is $28,716.

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a 6% promissory note in the principal amount of $25,000 to Bayshore Capital Advisors, LLC (“Bayshore Capital”), a former 5% shareholder of the Company. The note was payable upon the earlier of August 26, 2016 or the closing of a bridge financing by the Company. As of November 30, 2022, the Company was in default on this note. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest.

On June 3, 2022, in conjunction with a settlement agreement with Agregen, Robert Hurtado, James Todd Gauer and John Gingerich, the Company granted James Todd Gauer, a 5% stockholder, an option to purchase 8,669,400 shares of common stock at an exercise price of $2.50.

Director Independence

We believe that Jeffrey Guzy and Kimberly Kurtis would be deemed “independent” under the applicable NASDAQ definition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the aggregate fees billed to the Company for professional services rendered by our principal accountants, Turner, Stone & Company, LLP (“TSC”) for the years ended November 30, 2022 and 2021:

	Years Ended November 30,
Services	2022	2021
Audit fees	$65,300	$44,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$65,300	$44,000

Audit Fees

Audit fees consist of fees incurred for professional services rendered for the audit of our annual consolidated financial statements, the review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

Audit Committee’s Pre-Approval Practice

Prior to the engagement of our independent auditor, such engagement was approved by our audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to report to our audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us were approved by our audit committee.

Pre-Approval of Audit and Permissible Non-Audit Services

The percentage of hours expended TSC’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Plan and Agreement of Reorganization among Port of Call Online, Inc., PureBase, Inc. and certain stockholders of PureBase, Inc., dated December 23, 2014	8-K	2.1	12/24/2014
2.2	Plan and Agreement of Reorganization among PureBase, Inc.,US Agricultural Minerals, LLC and the members of US Agricultural Minerals, LLC, dated November 24, 2014	8-K	10.4	12/24/2014
3.1	Articles of Incorporation	S-1	3.1	05/13/2013
3.2	Certificate of Change to Articles of Incorporation (stock split), effective November 7, 2014	10-K	3.1.2	03/16/2015
3.3	Amendment to the Articles of Incorporation (stock split), effective January 12, 2015	10-K	3.1.3	03/16/2015
3.4	Certificate of Change to Articles of Incorporation (stock split), effective June 15, 2015	8-K	3.1.4	06/16/2015
3.5	Bylaws	S-1	3.2	05/13/2013
4.1	Description of Securities	10-K	4.1	03/16/2021
4.2	Form of 5% Unsecured Convertible Promissory Note	8-K	4.1	04/14/2022

4.3	5% Convertible Note between the Company and US Mine Corp., dated March 14, 2022	8-K	4.2	04/14/2022
10.1	Distribution Agreement between the Company and New Ag Technologies, Inc., dated September 5, 2019	10-Q	10.1	10/18/201
10.2	Debt Exchange Agreement between the Company and US Mine Corp, dated September 5, 2019	8-K	10.10	09/10/2019
10.3	Securities Purchase Agreement between the Company and US Mine Corp, dated September 26, 2019	10-Q	4.1	10/18/2019
10.4	Securities Purchase Agreement between the Company and US Mine Corp, dated March 17, 2021	8-K	10.1	03/23/2021
10.5	Amendment to Debt Exchange Agreement, dated February 7, 2020, between the Company and US Mine Corp.	8-K	10.1	02/13/2020
10.6	Investment Banking Agreement, dated October 23, 2018 between the Company and Newbridge Securities Corporation	10-K	10.11	02/28/2020
10.7	Compensation Committee Charter	10-K	10.12	02/28/2020
10.8	Purchase and Sale Agreement between the Company and Bremer Family 1995 Living Family Trust, dated April 1, 2020	8-K	10.13	04/03/2020
10.9	Director Agreement dated as of April 8, 2020, between the Company and Jeffrey Guzy	8-K	10.14	04/09/2020
10.10	Materials and Supply Agreement between the Company and US Mine Corp, dated April 22, 2020	8-K	10.1	04/28/2020
10.11	Asset Purchase Agreement by and between the Company and Quove Corporation, dated May 1, 2020	8-K	10.1	05/07/2020
10.12	5% Convertible Note between the Company and US Mine Corp, dated December 1, 2019	10-K	10.11	03/16/2021
10.13	5% Convertible Note between the Company and US Mine Corp, dated January 1, 2020	10-K	10.12	03/16/2021
10.14	5% Convertible Note between the Company and US Mine Corp, dated February 1, 2020	10-K	10.13	03/16/2021
10.15	5% Convertible Note between the Company and US Mine Corp, effective December 1, 2020	10-K	10.15	03/15/2022
10.16	5% Convertible Note between the Company and US Mine Corp, dated March 17, 2021	8-K	4.1	03/23/2021
10.17	Materials Extraction Agreement, dated May 27, 2021, by and between the Company and US Mine, LLC	8-K	10.14	05/27/2021
10.18	2.5% Convertible Note between the Company and US Mine, LLC, dated May 27, 2021	8-K	4.2	05/27/2021
10.19	Director Agreement, dated as of August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.15	08/17/2021
10.20	Option Agreement, dated August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.16	08/17/2021
10.21	Amendment to Materials Extraction Agreement, dated October 6, 2021, between the Company and US Mine, LLC	8-K	10.17	10/06/2021
10.22	Stock Option Agreement, dated October 6, 2021, between the Company to US Mine, LLC	8-K	10.18	10/06/2021
10.23*	5% Convertible Note between the Company and US Mine Corp, dated March 14, 2022
10.24*	5% Convertible Note between the Company and US Mine Corp, dated August 30, 2022
10.25*	5% Convertible Note between the Company and US Mine Corp, dated November 29, 2022
10.26*	Investment Banking Agreement, dated May 19, 2022 between the Company and Newbridge Securities Corporation

10.27*	Amendment No. 1 to Director Agreement, dated August 26, 2022, between the Company and Jeffrey Guzy
10.28*	Amendment No. 1 to Director Agreement, dated August 26, 2022, between the Company and Dr. Kimberly Kurtis
10.29	First Amendment to Promissory Notes, dated April 7, 2022, by and between the Company and U.S. Mine Corp.	8-K	10.1	04/14/2022
10.30	Securities Purchase Agreement, dated April 7, 2022, effective as of March 23, 2022, between the Company and US Mine Corp.	8-K	10.2	04/14/2022
10.31	First Amendment to Purchase and Sale Agreement, dated April 14, 2022, by and between the Company and Bremer Family 1995 Living Family Trust	8-K	10.3	04/14/2022
10.32	Amended and Restated Amendment to Materials Extraction Agreement, dated June 17, 2022, by and between the Company and US Mine, LLC	8-K/A	10.22	06/21/2022
10.33	Settlement Agreement, dated June 2, 2022, among the Company, Agregen International Corporation, Robert Hurtado, James Todd Gauer and John Gingerich.	8-K/A	10.1	09/30/2022
10.34	Option Agreement, dated June 3, 2022.	8-K/A	10.2	09/30/2022
10.35*	Ione Lease Amendment, dated 11/1/2022
10.36*	2017 Stock Option Plan
10.37	Amended and Restated Amendment to Materials Extraction Agreement, dated June 17, 2022, by and between Purebase Corporation and US Mine, LLC	8-K/A	10.22	06/21/2022
14.1	Code of Business Conduct and Ethics	10-K	14	2/28/2018
21.1	Subsidiaries of the Registrant	10-K	21.1	02/28/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline exXBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer, President and Director
Date:	February 28, 2023

By:	/s/ Jeffrey Guzy
Jeffrey Guzy
Director
Date:	February 28, 2023

By:	/s/ John Bremer
John Bremer
Director
Date:	February 28, 2023

By:	/s/ Kimberly Kurtis
Kimberly Kurtis
Director
Date:	February 28, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2022 AND 2021

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Purebase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Purebase Corporation and its subsidiaries (the “Company”) as of November 30, 2022 and 2021 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

February 28, 2023

We have served as the Company’s auditor since 2019.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2022	2021

ASSETS

Current Assets:
Cash and cash equivalents	$19,055	$132,309
Accounts receivable, net of allowances for uncollectables of $- and $18,277, respectively	$-	2,000
Prepaid expenses and other assets	$4,731	4,594
Total Current Assets	$23,786	138,903

Property and equipment, net	$620,000	620,000
Right of use asset	$79,599	15,639

Total Assets	$723,385	$774,542

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$115,478	$156,616
Settlement liability	$400,000	400,000
Lease liability, current	$38,882	16,095
Note payable to officer	$28,716	58,716
Due to affiliated entities	$-	729,059
Convertible notes payable, related party, net of discount of $- and $5,329, respectively	$36,000	994,671
Notes payable, related party	$25,000	25,000
Total Current Liabilities	$644,076	2,380,157

Lease liability, net of current portion	$40,880	-
Convertible notes payable; related party, net of current portion, and net of discount of $-	$610,889	579,769

Total Liabilities	$1,295,845	2,959,926

Commitments and Contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding, at November 30, 2022 and November 30, 2021, respectively	$-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 230,753,005 and 215,380,751 shares issued and outstanding, at November 30, 2022 and November 30, 2021, respectively	$160,350	144,977
Additional paid in capital	$52,910,839	18,730,863
Accumulated deficit	$(53,643,649)	(21,061,224)
Total Stockholders’ Deficit	$(572,460)	(2,185,384)

Total Liabilities and Stockholders’ Deficit	$723,385	$774,542

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30, 2022	November 30, 2021

Revenue, net	$471,608	$369,450

Operating Expenses:
Selling, general and administrative	32,883,673	8,500,338
Product fulfillment	132,247	107,928
Total Operating Expenses	33,015,920	8,608,266

Loss From Operations	(32,544,312)	(8,238,816)

Other Income (Expense):
Other income	2,007	23,200
Interest expense	(40,120)	(91,581)
Total Other Income (Expense)	(38,113)	(68,381)

Net Loss	$(32,582,425)	$(8,307,197)

Loss per Common Share - Basic and Diluted	$(0.14)	$(0.04)

Weighted Average Shares Outstanding - Basic and Diluted	228,296,555	215,173,902

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2020	-	$-	214,950,751	$144,547	$11,307,806	$(12,754,027)	$(1,301,674)

Stock based compensation - options	-	-	-	-	7,371,138	-	7,371,138

Stock based compensation - shares	-	-	430,000	430	51,919	-	52,349

Net loss	-	-	-	-	-	(8,307,197)	(8,307,197)

Balance at November 30, 2021	-	$-	215,380,751	144,977	18,730,863	(21,061,224)	(2,185,384)

Stock based compensation - shares	-	-	300,000	300	31,621,878	-	31,622,178

Convertible debt converted into common stock	-	-	23,741,654	23,742	2,549,429	-	2,573,171

Settlement share surrender	-	-	(8,669,400)	(8,669)	8,669	-

Net loss	-	-	-	-	-	(32,582,425)	(32,582,425)

Balance at November 30, 2022	-	$-	230,753,005	160,350	52,910,839	(53,643,649)	(572,460)

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30, 2022	November 30, 2021
Cash Flows From Operating Activities:
Net loss	$(32,582,425)	$(8,307,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	31,622,178	7,423,487
Amortization of debt discount	5,329	43,671
Non-cash board of director compensation	36,000	-
Non-cash effect of right of use asset	-	456
Changes in operating assets and liabilities:
Accounts receivable	2,000	500
Prepaid expenses and other assets	(137)	796
Right of use asset	(63,960)
Accounts payable and accrued expenses	79,094	14,726
Lease liability	63,667

Net Cash Used In Operating Activities	$(838,254)	(823,561)

Cash Flows From Financing Activities:
Advances from related parties	755,000	1,017,520
Payments on notes payable, related parties	(30,000)	(69,100)

Net Cash Provided By Financing Activities	725,000	948,420

Net Increase In Cash and Cash Equivalents	(113,254)	124,859

Cash and Cash Equivalents- Beginning of Year	132,309	7,450

Cash Cash Equivalents - End of Year	$19,055	$132,309

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Noncash operating and financing activities:
Vendors paid for on behalf of the Company by USMC	$11,323	$22,150
Due to affiliates exchanged for convertible debt	$1,495,382	$1,401,769
Convertible debt converted to common stock	$2,464,262	$-
Accrued interested converted to common stock	$108,909	$-
Board of director compensation - accrued as convertible debt	$36,000	$-

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

The Company is headquartered in Ione, California.

Agricultural Sector

The Company develops specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture. The Company has developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. The Company is building a brand family under the parent trade name “Purebase,” consisting of its Purebase Shade Advantage (WP) product, a kaolin-clay based sun protectant for crops and Humic Advantage a humic acid product derived from leonardite.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2022, the Company had a significant accumulated deficit of $53,643,649 and working capital deficit of $620,290. For the year ended November 30, 2022, the Company had a loss from operations of $32,544,312 and negative cash flows from operations of $838,254. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2023. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from USMC and the sale of equity and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from USMC and other third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 23, 2022 securities purchase agreement, will provide the necessary funding for the Company to continue as a going concern for the next twelve months. The March 23, 2022 securities purchase agreement provides for the issuance by the Company of up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC (see Note 12). The notes bear interest at 5% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.39 per share. Currently, the Company has issued $610,889 of convertible notes under such securities purchase agreement and may issue an additional $389,111 of convertible notes. However, there currently are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries PureBase AG and Purebase SCM. Intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. Significant estimates include the allowance for doubtful accounts, useful lives of property and equipment, deferred tax asset and valuation allowance, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Revenue

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company derives revenues from the sale of its agricultural products. The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer.

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and therefore is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date the Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the year ended November 30, 2022:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$192,780	$227,368	$51,460	$471,608

Revenue consists of the following by product offering for the year ended November 30, 2021:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$145,500	$223,950	$369,450

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of November 30, 2022 or 2021.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of November 30, 2022 and 2021, the Company has determined that no allowance and an allowance of $18,277 for doubtful accounts was necessary, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of November 30, 2022, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the years ended November 30, 2022 or 2021.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general administrative expenses for the years ended November 30, 2022 and 2021.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $15,040 and $66,688 for the years ended November 30, 2022 and 2021, respectively, and are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the years ended November 30, 2022 and 2021.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Year Ended November 30,
	2022	2021

Convertible Notes	$1,790,787	$12,838,289
Stock Options	128,688,187	117,595,000
Total	$130,478,974	$130,433,289

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the accompanying consolidated statements of operations.

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

Leases

With the adoption of ASC 842, Leases operating lease agreements are required to be recognized on the balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

The Company leases its corporate offices. All of the leases are classified as operating leases. The Company is a party to a two-year lease, with USMC, a related party, for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 12). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month, with automatic one month renewals. The remaining weighted average term is 1.9 years. The Company discounted lease payments using its estimated incremental borrowing rate at December 1, 2020. The weighted average incremental borrowing rate applied was 5%.

In accordance with ASC 842, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 7 – Leases for further discussion, including the impact in the accompanying consolidated financial statements and related disclosures.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	November 30, 2022	November 30, 2021

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Construction in process	620,000	620,000
	687,164	687,164
Less: accumulated depreciation	(67,164)	(67,164)
Property and equipment, net	$620,000	$620,000

There was no depreciation expense for the years ended November 30, 2022 and 2021.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. As of November 30, 2022, the Company was in default on this note. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest. During the years ended November 30, 2022 and 2021 the Company did not make repayments towards the outstanding balance of the note. There is no balance on the note as of November 30, 2022. The balance on the note was $25,000 on November 30, 2021 (see Note 12). Total interest expense on the note was $1,500 for each of the years ended November 30, 2022 and 2021.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the year ended November 30, 2022, the Company paid $30,000 towards the outstanding balance of the note. The balance on the note was $28,716 and $58,716 as of November 30, 2022 and 2021, respectively (See Note 12). Total interest expense on the note was $2,770 and $5,594 for the years ended November 30, 2022 and 2021, respectively. There was $41,166 and $38,396 of accrued interest as of November 30, 2022 and 2021, respectively.

Convertible Promissory Notes – USMC

December 1, 2019

On December 1, 2019, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 12), the Company issued a convertible promissory note in the amount of $20,000 to USMC, with a maturity date of December 31, 2021 (“Tranche #1”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the December 1, 2019 note was amended to extend the maturity date to April 30, 2022 and USMC gave notice of conversion of the outstanding principal balance of $20,000 plus accrued interest totaling $2,351 through such date, into 139,692 shares of the Company’s common stock.

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $0 and $9,593 during the years ended November 30, 2022 and 2021, respectively. Total interest expense on Tranche #1 was approximately $350 and $1,000 for the years ended November 30, 2022 and 2021, respectively.

January 1, 2020

On January 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 12), the Company issued a convertible promissory note in the amount of $86,000 to USMC, with a maturity date of January 1, 2022 (“Tranche #2”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the January 1, 2020 note was amended to extend the maturity date to April 30, 2022 and USMC gave notice of conversion of the outstanding principal balance of $86,000 plus accrued interest totaling $9,743 through such date, into 598,392 shares of the Company’s common stock.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $1,412 and $16,103 for the years ended November 30, 2022 and 2021, respectively. Total interest expense on Tranche #2 was approximately $1,500 and $4,300 for the years ended November 30, 2022 and 2021, respectively.

February 1, 2020

On February 1, 2020, in connection with the September 26, 2019, securities purchase agreement with USMC, a related party, (See Note 12), the Company issued a convertible promissory note in the amount of $72,000 to USMC, with a maturity date of February 1, 2022 (“Tranche #3”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the February 1, 2020 note was amended to extend the maturity date to April 30, 2022 and USMC gave notice of conversion of the outstanding principal balance of $72,000 plus accrued interest totaling $7,851 through such date, into 499,068 shares of the Company’s common stock.

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $3,103 and $17,957 for the years ended November 30, 2022 and 2021, respectively. Total interest expense on Tranche #3 was approximately $1,260 and $3,600 for the years ended November 30, 2022 and 2021, respectively.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC, a related party, (See Note 12), the Company issued a convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $822,000 of the December 1, 2020 note, plus accrued interest totaling $55,401 through such date, into 5,483,753 shares of the Company’s common stock. Total interest expense on Tranche #4 was approximately $17,700 and $41,100 for the years ended November 30, 2022 and 2021, respectively.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $579,769.39 of the March 17, 2021 note, plus accrued interest totaling $30,656 through such date, into 6,936,656 shares of the Company’s common stock. Total interest expense on Tranche #5 was approximately $8,800 and $20,490 for the years ended November 30, 2022 and 2021, respectively.

March 14, 2022

On March 14, 2022, in connection with the November 25, 2020, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $884,429 to USMC, with a maturity date of March 14, 2024 (“Tranche #6”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $884,492 of the March 14, 2022 note, plus accrued interest totaling $2,908 through such date, into 10,084,093 shares of the Company’s common stock. Total interest expense on Tranche #6 was approximately $2,908 for the year ended November 30, 2022.

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was approximately $5,934 for the year ended November 30, 2022.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was approximately $19 for the year ended November 30, 2022.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of November 30, 2022, the Company has debt in the amount of $20,000 owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of November 30, 2022, the Company has debt in the amount of $16,000 owed to Dr. Kurtis.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Year Ended November 30, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$20,000
Short term lease cost	-
Sublease income	-
Net lease cost	$20,000

Operating lease – operating cash flows (fixed payments)	$20,000
Operating lease – operating cash flows (liability reduction)	$19,248
Non-current leases – right of use assets	$79,599
Current liabilities – operating lease liabilities	$38,882
Non-current liabilities – operating lease liabilities	$40,880

Year Ended November 30, 2021
Lease cost
Operating lease cost (cost resulting from lease payments)	$18,000
Short term lease cost	-
Sublease income	-
Net lease cost	$18,000

Operating lease – operating cash flows (fixed payments)	$18,000
Operating lease – operating cash flows (liability reduction)	$16,378
Non-current leases – right of use assets	$15,639
Current liabilities – operating lease liabilities	$16,095
Non-current liabilities – operating lease liabilities	$-

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended November 30, 2022:

Fiscal Year	Operating Leases
2023	$42,000
2024	42,000
Total future minimum lease payments	84,000
Amount representing interest	(4,238)
Present value of net future minimum lease payments	$79,762

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts as of:

	November 30, 2022	November 30, 2021

Accounts payable	$30,078	$2,647
Accrued interest – related party	47,120	126,806
Accrued compensation	28,134	27,163
Accounts payable and accrued expenses	$105,332	$156,616

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, a related party that is owned by the Company’s majority shareholders and directors A. Scott Dockter and John Bremer (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. The discovery phase of the binding arbitration concluded on February 3, 2023. The arbitrator’s decision is due June 30, 2023.

On January 11, 2019, the Company filed a complaint in the Second Judicial District Court in the State of Nevada, Washoe County (Case # CV19-00097) against Agregen International Corp (“Agregen”) and Robert Hurtado alleging the misuse of proprietary and confidential information acquired by Mr. Hurtado while employed by the Company as Vice President of Agricultural Research and Development. Mr. Hurtado was terminated in March 2018 and since that time the Company alleges that he conspired with Agregen to improperly use proprietary and confidential information to compete with the Company which constitute breaches of the non-compete and confidentiality provisions of his employment agreement with the Company. On March 14, 2019, Agregen and Mr. Hurtado filed an answer to the Company’s Complaint that the allegations were false. On March 13, 2020, the Company filed a First Amended Complaint, adding James Todd Gauer and John Gingerich as additional defendants. A settlement agreement was entered into between the parties, effective June 3, 2022 and a Notice of Settlement was filed in the District Court pursuant to which, 8,669,000 shares of the Company’s common stock beneficially owned by the defendants were surrendered to the Company and the Company granted Mr. Gauer an immediately exercisable option to purchase 8,669,400 shares of common stock, the equivalent number of common shares surrendered to the Company, at an exercise price of $2.50. The lawsuit was fully settled and dismissed on August 9, 2022.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $400,000 and, although the Company is vigorously defending such claims and believes that there is little to no risk of liability, it has accrued $400,000 for such risk. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The matter is set for trial in April 2023.

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

On May 19, 2022, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”), pursuant to which Newbridge will provide investment banking and corporate advisory services to the Company. As consideration therefor, the Company issued Newbridge 300,000 shares of common stock on June 17, 2022 which shares are subject to a 12-month lockup from the date of issuance. The shares were issued at a fair value of $0.35 per share.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of November 30, 2022, options to purchase an aggregate of 128,688,187 shares of common stock have been granted under the Option Plan.

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

On August 13, 2021, the Company granted a director an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.36 per share and a fair value of $90,944. These options vest one year from the grant date. The options were valued using the Black-Scholes option pricing model under the following assumption as found in the table below.

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

On June 3, 2022, in conjunction with the settlement agreement with Agregen, Robert Hurtado, James Todd Gauer and John Gingerich (see Note 8), the Company granted James Todd Gauer the option to purchase 8,669,400 shares of common stock, the equivalent number of common shares surrendered to the Company, at an exercise price of $2.50 and a fair value of $1,856,151. The options vest immediately. The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On August 26, 2022, the Company granted options to purchase an aggregate of 2,223,787 shares of common stock to members of the Board, consultants and employees for services to be performed. The options were issued at an exercise price of $0.24 and a total fair value of $522,411. The options vest immediately. The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

Date	Number of Options	Stock Price	Strike Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
4/8/2021	250,000	$0.15	$0.10	281.00%	0.85%	0.00%	2.50 years	$36,708
8/13/2021	200,000	$0.46	$0.36	266.00%	0.79%	0.00%	3.50 years	$90,944
10/6/2021	116,000,000	$0.38	$0.38	278.00%	1.26%	0.00%	3.88 years	$43,808,780
6/3/2022	8,669,400	$0.22	$2.50	274.50%	2.95%	0.00%	3.5 years	$1,856,151
8/26/2022	1,734,615	$0.24	$0.24	269.24%	3.20%	0.00%	3.5 years	$411,668
8/26/2022	242,424	$0.24	$0.24	276.76%	3.20%	0.00%	3.0 years	$57,264
8/26/2022	246,748	$0.24	$0.24	207.37%	3.20%	0.00%	2.5 years	$53,479

The Company granted options to purchase an aggregate of 10,893,187 and 116,450,000 shares of common stock during the fiscal years ended November 30, 2022 and 2021, respectively.

The weighted average grant date fair value of options granted and vested during the year ended November 30, 2022 was $1,477,537 and $30,525,346, respectively. The weighted average grant date fair value of options granted and vested during the year ended November 30, 2021 was $43,544,242 and $13,490, respectively. The weighted average non-vested grant date fair value of non-vested options was $10,917,826 and $43,544,242 at November 30, 2022 and 2021, respectively.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2020	1,345,000	$1.18
Granted	116,450,000	0.38
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2021	117,795,000	0.39
Granted	10,893,187	2.04
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2022	128,688,187	$0.53

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2022:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	1.64	$0.099	400,000
0.10	645,000	2.78	0.10	645,000
0.12	50,000	5.82	0.12	50,000
0.24	2,223,787	4.41	0.24	2,223,787
0.36	200,000	3.70	0.36	200,000
0.38	116,000,000	5.84	0.38	87,000,000
2.50	8,669,400	4.51	2.50	8,669,400
3.00	500,000	3.25	3.00	500,000
	128,688,187	5.68	$0.53	99,688,187

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The stock options granted are exercisable over various terms from thee to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $31,565,629 and $7,358,303 for the years ended November 30, 2022 and 2021, respectively. As of November 30, 2022, there was $7,278,550 in future compensation cost related to non-vested stock options.

The aggregate intrinsic value is $54,150 for total outstanding and exercisable options, which was based on our estimated fair value of the common stock of $0.15 as of November 30, 2022, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note in the principal amount of $25,000 with an interest rate of 6% per annum to Bayshore Capital, an affiliate through common ownership of a 10% shareholder of the Company for working capital purposes. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. As of November 30, 2022, the Company was in default on this note. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the years ended November 30, 2022 and 2021, the Company made purchases of $136,759 and $12,000, respectively, from USMC. No services were rendered by USMC for the three months and years ended November 30, 2022 and 2021. In addition, during the years ended November 30, 2022 and 2021, USMC paid $11,323 and $22,150 respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. During the years ended November 30, 2022 and 2021 USMC made cash advances to the Company of $755,000 and $1,017,520, respectively, which are recorded as part of due to affiliates on the Company’s consolidated balance sheets. All amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock pursuant to the September 5, 2019, Debt Exchange Agreement (See Note 6), the November 25, 2020, Securities Purchase Agreement (See Note 6) and the April 7, 2022, Securities Purchase Agreement (See Note 6). The balance due to USMC was $0 and $729,059 at November 30, 2022 and 2021, respectively.

USMC Notes

On September 26, 2019, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.16 per share. As of April 7, 2022, USMC had purchased notes totaling $1,000,000 with maturity dates ranging from December 1, 2021, through November 25, 2022 (see Note 6). Interest expense on these notes totaled $20,756 and $50,000 for the years ended November 30, 2022 and 2021, respectively. On April 7, 2022, the December 1, 2019, January 1, 2020 and February 1, 2020 notes were amended to extend the maturity dates to April 30, 2022. On April 7, 2022, USMC converted the aggregate outstanding principal balance of $1,000,000 of the December 1, 2019, January 1, 2020, February 1, 2020 and December 1, 2020 notes, plus accrued interest totaling $75,346 through such date, into 6,720,906 shares of the Company’s common stock.

On November 25, 2020, the Company entered a securities purchase agreement with USMC pursuant to which USMC may purchase up to $2,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.088 per share. As of April 7, 2022, USMC has purchased notes totaling $1,579,769 with a maturity date of March 17, 2023 (see Note 6). Interest expense on these notes totaled $8,800 and $20,490 for the years ended November 30, 2022 and 2021, respectively. On March 14, 2022, in connection with the November 25, 2020, securities purchase agreement with USMC, a related party, the Company issued a convertible promissory note in the amount of $884,492 to USMC, with a maturity date of March 14, 2024. The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the note holder, at a conversion price of $0.088 per share. Interest expense on this note totaled $2,908 for the year ended November 30, 2022. On April 7, 2022, USMC converted the aggregate outstanding principal balance of $1,464,337 of the November 25, 2020 note and March 14, 2022 note, plus accrued interest totaling $33,488 through such date, into 17,020,748 shares of the Company’s common stock.

On April 7, 2022, the Company entered into a securities purchase agreement with USMC, effective March 23, 2022, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.39 per share. As of November 30, 2022, USMC has purchased notes totaling $610,889 with maturity dates of August 30, 2024 and November 29, 2024 (see Note 6). Interest expense on these notes totaled $5,953 for the year ended November 30, 2022.

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was approximately $5,934 for the year ended November 30, 2022.

On November 29, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was approximately $19 for the year ended November 30, 2022.

The outstanding balance due on the above notes to USMC was $610,889 and $1,579,769 at November 30, 2022 and 2021, respectively.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered into on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Supply Agreement for a material breach which is not cured within 90 days. For the years ended November 30, 2022 and 2021, the Company purchased$108,686 and $97,793, respectively, under the Supply Agreement. Since April 22, 2020, the Company has purchased $420,660 of materials under the Supply Agreement.

US Mine LLC

On May 27, 2021, the Company entered into the Materials Extraction Agreement with US Mine, LLC, pursuant to which the Company acquired the right to extract up to 100,000,000 of certain raw clay materials. The Materials Extraction Agreement is effective until 100,000,000 tons of material are extracted. As compensation for such right, the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at the rate of 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company’s common stock is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of such initial trading date, and (iii) the remaining 25% on or after the twelve-month anniversary of such initial trading date. In addition, the Company will pay US Mine, LLC a royalty fee of $5.00 per ton of materials extracted and any royalty not paid in a timely manner with be subject to 15% interest per annum and compounded monthly.

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares will vest on April 6, 2023. This agreement was further amended and restated in June 2022, with the same option purchase, vesting and exercise schedule. For the year ended November 30, 2022, the Company expensed $29,114,201 in stock-based compensation expense related to the issuance of the 116,000,000 options issued to USMC.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the year ended November 30, 2022, the Company paid $30,000 towards the outstanding balance of the note. The balance on the note was $28,716 and $58,716 as of November 30, 2022 and 2021, respectively. Total interest expense on the note was $2,770 and $5,594 for the years ended November 30, 2022 and 2021, respectively.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (see Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Mr. Guzy was also issued a five-year stock option to purchase 250,000 shares of common stock at an exercise price of $0.24. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (see Note 6) Agreement pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.36. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the lease for an additional two-year term effective November 1, 2022 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month,

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of November 30, 2022 and 2021, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Four customers accounted for 99% of total revenue for the fiscal year ended November 30, 2022, as set forth below:

Customer A	40%
Customer B	28%
Customer C	19%
Customer D	12%

Four customers accounted for 99% of total revenue for the year ended November 30, 2021, as set forth below:

Customer A	46%
Customer B	24%
Customer C	17%
Customer D	11%

Accounts Receivable

The Company did not have any accounts receivable as of November 30, 2022.

One customer accounted for 100% of the accounts receivable as of November 30, 2021.

Vendors

One supplier accounted for 100% of purchases as of November 30, 2022, as set forth below:

Vendor A, a related party	100%

Two suppliers accounted for 88% of purchases as of November 30, 2021, as set forth below:

Vendor A, a related party	75%
Vendor B	13%

NOTE 14 – INCOME TAXES

The Company identified its federal and California state tax returns as its “major” tax jurisdictions. The periods the Company’s income tax returns are subject to examination for these jurisdictions are calendar year 2017 through 2022. The Company believe its income tax filing positions and deductions will be sustained on audit, and the Company does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At November 30, 2022, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $11,092,871 which are available to offset future taxable income. As a result of the Tax Cuts Job Act 2017, certain of these carry-forwards do not expire. The Company has not performed a formal analysis, but it believes its ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of November 30, 2022 and 2021 are summarized as follows:

	Year Ended November 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$2,692,900	$4,959,800
Total deferred tax assets	2,692,900	4,959,800
Valuation allowance	(2,692,900)	(4,959,800)
Net deferred tax assets	$-	$-

The Company records a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by management to be less likely than not. The valuation allowance decreased $2,266,900 during the fiscal year ended November 30, 2022. The valuation allowance increased $4,062,000 during the year ended November 30, 2021.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended November 30, 2022 and 2021, is as follows:

	2022	2021
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(7)	(7)
Change in valuation allowance	8	49
Other	20	(21)
Effective tax rate	-%	-%

To date, the Company has not filed its 2022 federal and state corporate income tax returns. The Company expects to make these filings as soon as practicable.

NOTE 15 – SUBSEQUENT EVENTS

In  accordance with ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after November 30, 2022 through the date the consolidated financial statements were available for issuance. During this period the Company did not have any material reportable subsequent events other than those reported below.

On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest.

Pursuant to a settlement and release agreement, dated February 10, 2023, in connection with certain purchases and sales of securities of the Company by A. Scott Dockter, the Company’s Chief Executive Officer, Mr. Dockter agreed to transfer 300,000 shares and 100,000 shares of common stock to the Company and opposing counsel for fees, respectively.

