Form 10-Q
period 2023-02-28
PureBase Corp
filed 2023-04-12
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2023

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

As of April 12, 2023, there were 230,453,005 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2023

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2023	2022
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$21,423	$19,055
Accounts receivable, net of allowances for uncollectables of zero	53,880	-
Prepaid expenses and other assets	2,957	4,731
Total Current Assets	78,260	23,786

Property and equipment, net	620,000	620,000
Right of use asset	69,649	79,599

Total Assets	$767,909	$723,385

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$236,006	$115,478
Settlement liability	400,000	400,000
Lease liability, current	39,372	38,882
Note payable to officer	18,716	28,716
Convertible notes payable, related party	42,000	36,000
Notes payable, related party	-	25,000
Total Current Liabilities	736,094	644,076

Lease liability, net of current portion	30,852	40,880
Convertible notes payable; related party, net of current portion	919,209	610,889

Total Liabilities	1,686,155	1,295,845

Commitments and Contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding, at February 28, 2023 and November 30, 2022	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 230,453,005 and 230,753,005 shares issued and outstanding, at February 28, 2023 and November 30, 2022, respectively	160,050	160,350
Additional paid in capital	58,396,152	52,910,839
Accumulated deficit	(59,474,448)	(53,643,649)
Total Stockholders’ Deficit	(918,246)	(572,460)

Total Liabilities and Stockholders’ Deficit	$767,909	$723,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 28, 2023	February 28, 2022

Revenue, net	$52,256	$-

Operating Expenses:
Selling, general and administrative	5,886,870	11,200,401
Product fulfillment	22,463	3,252
Total Operating Expenses	5,909,333	11,203,653

Loss From Operations	(5,857,077)	(11,203,653)

Other Income (Expense):
Other income	35,401	2,007
Interest expense	(9,123)	(20,898)
Total Other Income (Expense)	26,278	(18,891)

Net Loss	$(5,830,799)	$(11,222,544)

Loss per Common Share - Basic and Diluted	$(0.03)	$(0.05)

Weighted Average Shares Outstanding - Basic and Diluted	230,749,672	215,380,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023 AND 2022

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2021	-	$-	215,380,751	$144,977	$18,730,863	$(21,061,224)	$(2,185,384)

Stock based compensation - shares	-	-	-	-	10,949,738	-	10,949,738

Net loss	-	-	-	-	-	(11,222,544)	(11,222,544)

Balance as of February 28, 2022	-	$-	215,380,751	$144,977	$29,680,601	$(32,283,768)	$(2,458,190)

Balance at November 30, 2022	-	$-	230,753,005	$160,350	$52,910,839	$(53,643,649)	$(572,460)

Stock based compensation - shares	-	-	-	-	5,485,013	-	5,485,013

Settlement share surrender	-	-	(300,000)	(300)	300	-	-

Net loss	-	-	-	-	-	(5,830,799)	(5,830,799)

Balance as of February 28, 2023	-	$-	230,453,005	$160,050	$58,396,152	$(59,474,448)	$(918,246)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Cash Flows From Operating Activities:
Net loss	$(5,830,799)	$(11,222,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,485,013	10,949,738
Amortization of debt discount	-	5,329
Non-cash director compensation	6,000	-
Non-cash effect of right of use asset	-	(52)
Gain on debt forgiveness	(35,401)	-
Changes in operating assets and liabilities:
Accounts receivable	(53,880)	-
Prepaid expenses and other assets	1,774	(8,470)
Right of use asset	9,950	-
Accounts payable and accrued expenses	139,249	36,455
Lease liability	(9,538)	-

Net Cash Used In Operating Activities	(287,632)	(239,544)

Cash Flows From Financing Activities:
Advances from related party	300,000	118,000
Payments on notes payable, related party	(10,000)

Net Cash Provided By Financing Activities	290,000	118,000

Net Increase (Decrease) In Cash and Cash Equivalents	2,368	(121,544)

Cash and Cash Equivalents- Beginning of Period	19,055	132,309

Cash and Cash Equivalents - End of Period	$21,423	$10,765

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Noncash operating and financing activities:
Vendors paid for on behalf of the Company by USMC	$8,320	$2,284
Due to affiliates exchanged for convertible debt	$300,000	$-
Director compensation - accrued as convertible debt	$6,000	$-

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2023, the Company had a significant accumulated deficit of $59,474,448 and working capital deficit of $657,834. For the three months ended February 28, 2023, the Company had a loss from operations of $5,857,077 and negative cash flows from operations of $287,632. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2023. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from USMC and the sale of equity and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities to USMC and other third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 23, 2022 securities purchase agreement and March 7, 2023 securities purchase agreement, will provide the necessary funding for the Company to continue as a going concern for the next twelve months. The March 23, 2022 securities purchase agreement provides for the issuance by the Company of up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC (see Note 12). The notes bear interest at 5% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.39 per share. Currently, the Company has issued $919,209 of convertible notes under the March 23, 2022 securities purchase agreement and may issue an additional $80,791 of convertible notes. The March 7, 2023 securities purchase agreement provides for the issuance by the Company of up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC (see Note 12). The notes bear interest at 8% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.10 per share. As of the date hereof, USMC has purchased an aggregate principal amount of notes of $160,000 under the March 7, 2023 securities purchase agreement. There currently are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2022 in our Annual Report on Form 10-K filed on February 28, 2023 with the SEC. The results of the three months ended March 31, 2023 (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2023.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries PureBase AG and Purebase SCM. Intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, useful lives of property and equipment, deferred tax asset and valuation allowance, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied Performance Obligations – all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and therefore is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value provided to the customer of the Company’s performance completed to date. The Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the three months ended February 28, 2023:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$776	$51,480	$52,256

The Company did not have any revenue for the three months ended February 28, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of February 28, 2023 and November 30, 2022.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of February 28, 2023 and November 30, 2022, the Company has determined that no allowance for doubtful accounts was necessary.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years . Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment, primarily two ball mills, acquired on May 1, 2020. As of February 28, 2023, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three months ended February 28, 2023 and February 28, 2022.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The Company incurred shipping and handling costs of $2,400 and no handling costs during the three months ended February 28, 2023 and 2022, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $0 and $12,040 for the three months ended February 28, 2023 and February 28, 2022, respectively, and are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three-month periods ended February 28, 2023 and 2022. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three months ended February 28, 2023 and February 28, 2022.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	February 28, 2023	February 28, 2022

Convertible Notes	2,753,278	6,250,000
Stock Options	128,688,187	1,595,000
Total	131,441,465	7,845,000

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the accompanying condensed consolidated statements of operations.

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

The Company leases its corporate offices. All of the leases are classified as operating leases. The Company is a party to a two-year lease with USMC for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 12). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month, with automatic one-month renewals. The remaining weighted average term is 1.6 years. The Company discounted lease payments using its estimated incremental borrowing rate at December 1, 2020. The weighted average incremental borrowing rate applied was 5%.

In accordance with ASC 842, the Company recognized a ROU asset and corresponding lease liability on the condensed consolidated balance sheet for long-term office leases. See Note 7 – Leases for further discussion, including the impact on the accompanying unaudited condensed consolidated financial statements and related disclosures.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations.

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of February 28, 2023, the Company was not engaged in any mine exploration.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. As of February 28, 2023 and 2022, the Company did not have any capitalized mineral rights.

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – MINING RIGHTS

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, USMC, assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the BLM. An initial deposit of $50,000 was paid to by the Company and held in escrow, and the Purchase Agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to the closing of the sale from US Mining and Minerals Corporation to the Company. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property interest and mining claims on or about October 15, 2015. Mr. Bremer agreed to transfer title to the Company upon payment of $575,000 plus expenses to Mr. Bremer, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company, which is paid by USMC.

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust (the “Trust”), pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”) from the Trust. The Purchase Price plus 5% interest is payable in full in cash at the closing which must occur at any time before April 1, 2022 (the “Closing Date”). On April 14, 2022, the agreement was amended to extend the Closing Date to April 14, 2023. On April 7, 2023 the agreement was further amended to extend the Closing Date to April 1, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	February 28, 2023	November 30, 2022

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Construction in process	620,000	620,000
	687,164	687,164
Less: accumulated depreciation	(67,164)	(67,164)
Property and equipment, net	$620,000	$620,000

There was no depreciation expense for the three months ended February 28, 2023 and 2022, respectively.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense on the note was $255 and $370 for the three months ended February 28, 2023 and February 28, 2022, respectively.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 28, 2023 and 2022, the Company paid $10,000 and $0, respectively, towards the outstanding balance of the note. Total interest expense on the note was $379 and $869 for the three months ended February 28, 2023 and 2022, respectively. The balance on the note was $18,716 and $28,716 as of February 28, 2023 and November 30, 2022, respectively. There was $41,545 and $41,167 of accrued interest as of February 28, 2023 and November 30, 2022, respectively.

Convertible Promissory Notes – USMC

December 1, 2019

On December 1, 2019, in connection with the September 26, 2019 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $20,000 to USMC, with a maturity date of December 31, 2021 (“Tranche #1”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the December 1, 2019 note was amended to extend the maturity date to April 30, 2022 and USMC gave notice of conversion of the outstanding principal balance of $20,000 plus accrued interest totaling $2,351 through such date, into 139,692 shares of the Company’s common stock.

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $0 and $815 during the three months ended February 28, 2023 and February 28, 2022, respectively. Total interest expense on Tranche #1 was approximately $0 and 250 for the three months ended February 28, 2023 and February 28, 2022.

January 1, 2020

On January 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $86,000 to USMC, with a maturity date of January 1, 2022 (“Tranche #2”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the January 1, 2020 note was amended to extend the maturity date to April 30, 2022 and USMC gave notice of conversion of the outstanding principal balance of $86,000 plus accrued interest totaling $9,743 through such date, into 598,392 shares of the Company’s common stock.

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $0 and $1,412 for the three months ended February 28, 2023 and February 28, 2022, respectively. Total interest expense on Tranche #2 was approximately $0 and $1,060 for the three months ended February 28, 2023 and February 28, 2022, respectively.

February 1, 2020

On February 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $72,000 to USMC, with a maturity date of February 1, 2022 (“Tranche #3”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.16 per share. On April 7, 2022, the February 1, 2020 note was amended to extend the maturity date to April 30, 2022 and USMC gave notice of conversion of the outstanding principal balance of $72,000 plus accrued interest totaling $7,851 through such date, into 499,068 shares of the Company’s common stock.

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $0 and $3,103 for the three months ended February 28, 2023 and February 28, 2022, respectively. Total interest expense on Tranche #3 was approximately $0 and $900 for the three months ended February 28, 2023 and February 28, 2022.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $822,000 of the December 1, 2020 note, plus accrued interest totaling $55,401 through such date, into 5,483,753 shares of the Company’s common stock. Total interest expense on Tranche #4 was approximately $0 and $10,100 for the three months ended February 28, 2023 and February 28, 2023 and 2022, respectively.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021 securities purchase agreement with USMC (see Note 12), the Company issued a convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $579,769.39 of the March 17, 2021 note, plus accrued interest totaling $30,656 through such date, into 6,936,656 shares of the Company’s common stock. Total interest expense on Tranche #5 was approximately $0 and $7,150 for the three months ended February 28, 2023 and 2022, respectively.

March 14, 2022

On March 14, 2022, in connection with the November 25, 2020 securities purchase agreement with USMC (see Note 12), the Company issued a convertible promissory note in the amount of $884,429 to USMC, with a maturity date of March 14, 2024 (“Tranche #6”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $884,492 of the March 14, 2022 note, plus accrued interest totaling $2,908 through such date, into 10,084,093 shares of the Company’s common stock. Total interest expense on Tranche #6 was $0 for the three months ended February 28, 2023.

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (see Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $5,805 for the three months ended February 28, 2023.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (see Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $1,726 for the three months ended February 28, 2023.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC (see Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $0 for the three months ended February 28, 2023.

March 20, 2023

On March 20, 2023, the Company entered into a securities purchase agreement with USMC, effective March 7, 2023, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 8% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.10 per share. As of the date hereof, USMC has purchased an aggregate principal amount of notes of $160,000 under the securities purchase agreement.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of February 28, 2023, cash fees owed to Mr. Guzy as per the terms of the agreement were deferred and debt in the amount of $23,000 is owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of February 28, 2023, cash fees owed to Dr. Kurtis as per the terms of the agreement were deferred and debt in the amount of $19,000 is owed to Dr. Kurtis.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Three Months Ended February 28, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$10,500
Short term lease cost	-
Sublease income	-
Net lease cost	$10,500

Operating lease – operating cash flows (fixed payments)	$10,500
Operating lease – operating cash flows (liability reduction)	$9,538
Non-current leases – right of use assets	$69,649
Current liabilities – operating lease liabilities	$39,372
Non-current liabilities – operating lease liabilities	$30,852

Three Months Ended February 28, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$4,500
Short term lease cost	-
Sublease income	-
Net lease cost	$4,500

Operating lease – operating cash flows (fixed payments)	$4,500
Operating lease – operating cash flows (liability reduction)	$4,107
Non-current leases – right of use assets	$28,434
Current liabilities – operating lease liabilities	$15,504
Non-current liabilities – operating lease liabilities	$13,223

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended February 28, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	$42,000
2024	31,500
Total future minimum lease payments	73,500
Amount representing interest	(3,276)
Present value of net future minimum lease payments	$70,224

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts as of:

	February 28, 2023	November 30, 2022

Accounts payable	$145,349	$30,078
Accrued interest – related party	55,030	57,226
Accrued compensation	35,627	28,134
Accounts payable and accrued expenses	$236,006	$115,478

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, a company that is owned by the Company’s majority shareholders and directors. A. Scott Dockter and John Bremer (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. The binding arbitration concluded on February 3, 2023. Initial Closing Briefs are due on April 25, 2023, and Reply Briefs are due on May 25, 2023. The arbitrator’s decision is due June 30, 2023.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $400,000 and, although the Company is vigorously defending such claims and believes that there is little to no risk of liability, it has accrued $400,000 for such risk. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The matter is set for trial in May 2023.

Contractual Matters

On November 1, 2013, we entered into an agreement with USMC, in which USMC provides various technical evaluations and mine development services for the Company with regard to the various mining properties/rights owned by the Company. Terms of services and compensation will be determined for each project undertaken by USMC.

On October 12, 2018, the Board approved a material supply agreement with USMC, pursuant to which USMC provides designated natural resources to the Company at predetermined prices (see Note 12).

Note 10 - STOCKHOLDERS’ EQUITY

On May 19, 2022, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”) for a twelve-month term, pursuant to which Newbridge provided investment banking and corporate advisory services to the Company. As consideration therefor, the Company issued Newbridge 300,000 shares of common stock on June 17, 2022 which shares are subject to a 12-month lockup from the date of issuance. The shares were issued at a fair value of $0.35 per share.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of February 28, 2023, options to purchase an aggregate of 128,688,187 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

On June 3, 2022, in connection with the settlement agreement with Agregen, Robert Hurtado, James Todd Gauer and John Gingerich, the Company granted James Todd Gauer an immediately exercisable option to purchase 8,669,400 shares of common stock, the equivalent number of shares of common stock that were surrendered to the Company, at an exercise price of $2.50 per share and a fair value of $1,856,151. The option was valued using the Black-Scholes option pricing model under the assumptions in the below table.

On August 26, 2022, the Company granted an immediately exercisable options to purchase an aggregate of 2,223,787 shares of common stock to members of the Board, consultants and employees for services to be performed. The options were issued at an exercise price of $0.24 per share and a total fair value of $522,411. The options were valued using the Black-Scholes option pricing model under the assumptions in the below table.

Grant Date	Number of Options	Stock Price	Exercise Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
4/8/2021	250,000	$0.15	$0.10	281.00%	0.85%	0.00%	2.50 years	$36,708
8/13/2021	200,000	$0.46	$0.36	266.00%	0.79%	0.00%	3.50 years	$90,944
10/6/2021	116,000,000	$0.38	$0.38	278.00%	1.26%	0.00%	3.88 years	$43,808,780
6/3/2022	8,669,400	$0.22	$2.50	274.50%	2.95%	0.00%	3.5 years	$1,856,151
8/26/2022	1,734,615	$0.24	$0.24	269.24%	3.20%	0.00%	3.5 years	$411,668
8/26/2022	242,424	$0.24	$0.24	276.76%	3.20%	0.00%	3.0 years	$57,264
8/26/2022	246,748	$0.24	$0.24	207.37%	3.20%	0.00%	2.5 years	$53,479

The Company did not grant stock options during the three months ended February 28, 2023 and February 28, 2022.

The weighted average non-vested grant date fair value of non-vested options was $1,819,638 and $10,917,826 at February 28, 2023 and November 30, 2022, respectively.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at November 30, 2021	117,795,000	$0.39
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 28, 2022	117,795,000	0.39

Outstanding at November 30, 2022	128,688,187	$0.53
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 28, 2023	128,688,187	$0.53

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 28, 2023:

		Weighted-	Weighted-
		Average	Average
Exercise	Outstanding	Remaining Life	Exercise	Number
Price	Options	In Years	Price	Exercisable

$0.099	400,000	1.64	$0.099	400,000
0.10	645,000	2.78	0.10	645,000
0.12	50,000	5.82	0.12	50,000
0.24	2,223,787	4.41	0.24	2,223,787
0.36	200,000	3.70	0.36	200,000
0.38	116,000,000	5.84	0.38	87,000,000
2.50	8,669,400	4.51	2.50	8,669,400
3.00	500,000	3.25	3.00	500,000
	128,688,187	5.68	$0.53	99,688,187

The compensation expense attributed to the issuance of the options is recognized as options vest.

The stock options granted are exercisable over various terms from thee to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $5,485,013 and $10,949,738 for the three months ended February 28, 2023 and February 28, 2022, respectively. As of February 28, 2023, there was $1,819,638 in future compensation cost related to non-vested stock options.

As of February 28, 2023 none of the outstanding and exercisable options had an intrinsic value as the options exercise prices were greater than the estimated fair value of the common stock of $0.08.

NOTE 12 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense on the note was $255 and $370 for the three months ended February 28, 2023 and February 28, 2022, respectively.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company which A. Scott Dockter, the Company’s Chief Executive Officer and a director and John Bremer, a director, each own 33%, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the three months ended February 28, 2023 and 2022, the Company made $21,914 and $0 of purchases from USMC. No services were rendered by USMC for the three months ended February, 2023 and 2022. In addition, during the three months ended February 28, 2023 and 2022, USMC paid $8,320 and $2,284 respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. During the three months ended February 28, 2023 and 2022, USMC made cash advances to the Company of $300,000 and $118,000, respectively, which are recorded as part of due to affiliates on the Company’s condensed consolidated balance sheets. All amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock pursuant to the September 5, 2019 Debt Exchange Agreement, the November 25, 2020 Securities Purchase Agreement (See Note 6) and the April 7, 2022 Securities Purchase Agreement (See Note 6). The Company did not have a balance due to USMC on February 28, 2023 and November 30, 2022.

USMC Notes

The Company has entered into one or more securities purchase agreements with USMC pursuant to which USMC may purchase the Company’s unsecured convertible promissory notes (see Note 6). The outstanding balance on the convertible notes due to USMC was $919,209 and $610,889 on February 28, 2023 and November 30, 2022, respectively. Interest expense on the convertible notes due to USMC totaled $7,532 and $26,991 for the three months ended February 28, 2023 and February 28, 2022, respectively.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered into on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Supply Agreement for a material breach which is not cured within 90 days. For the three months ended February 28, 2023 and 2022, the Company purchased $21,914 and $0, respectively, under the Supply Agreement. Since April 22, 2020, the Company has purchased $280,356 of materials under the Supply Agreement.

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

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares will vest on April 6, 2023. This agreement was further amended and restated on June 21, 2022, with the same option purchase, vesting and exercise schedule. For the three months ended February 28, 2023 the Company expensed $5,458,913 in stock-based compensation expense related to the issuance of the option on October 16, 2021 to US Mine LLC under the Materials Extraction Agreement.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 28, 2023 and 2022, the Company paid $10,000 and $0, respectively, towards the outstanding balance of the note. The balance on the note was $18,716 and $28,716 as of February 28, 2023 and November 30, 2022, respectively. Total interest expense on the note was $379 and $869 for the three months ended February 28, 2023 and 2022, respectively. There was $41,545 and $41,167 of accrued interest on the note as of February 28, 2023 and November 30, 2022, respectively.

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

On August 13, 2021, the Company entered into the Kurtis Director Agreement (see Note 6) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the term for an additional two years to November 1, 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month,

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of February 28, 2023 and November 30, 2022, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Two customers accounted for 100% of purchases for the three months ended February 28, 2023, as set forth below:

Customer A	99%
Customer B	1%

The Company had no revenue for the three months ended February 28, 2022.

Accounts Receivable

One customer accounted for 100% of the accounts receivable as of February 28, 2023. There were no receivables on November 30, 2022.

Vendors

One supplier accounted for 100% of purchases for the three months ended February 28, 2023.

Four suppliers accounted for 70% of purchases for the three months ended February 28, 2022, as set forth below:

Vendor A	22%
Vendor B	18%
Vendor C	16%
Vendor D	14%

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after February 28, 2023 through the date the condensed consolidated financial statements were filed. During this period the Company did not have any material reportable subsequent events other than those stated below:

On March 20, 2023, the Company entered into a securities purchase agreement with USMC, effective March 7, 2023, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 8% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.10 per share. As of the date hereof, USMC has purchased an aggregate principal amount of notes of $160,000 under the securities purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Recent Developments

On February 28, 2023, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party, the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share.

On March 20, 2023, the Company entered into a securities purchase agreement with USMC, effective March 7, 2023, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 8% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.10 per share. As of the date hereof, USMC has purchased an aggregate principal amount of notes of $160,000 under the securities purchase agreement.

Results of Operations

Comparison of the Three Months Ended February 28, 2023 to the Three Months Ended February 28, 2022

	February 28,	February 28,
	2023	2022	Variance
Revenue, net	$52,256	$-	$52,256

Operating Expenses:
Selling, general and administrative	5,886,870	11,200,401	(5,313,531)
Product fulfillment	22,463	3,252	19,211
Loss from operations	(5,857,077)	(11,203,653)	(5,346,576)
Other income (expense)	35,401	2,007	33,394
Interest expense	(9,123)	(20,898)	(11,775)
Net Loss	$(5,830,799)	$(11,222,544)	$(5,391,745)

Revenues

Revenue increased by $52,256 for the three months ended February 28, 2023, as compared to the three months ended February 28, 2022. This increase was primarily due to an increase in purchases by the Company’s customers during the three months ended February 28, 2023.

Operating Expenses

Total operating expenses decreased by $5,346,576, or 48%, for the three months ended February 28, 2023, as compared to the three months ended February 28, 2022. Selling, general and administrative expenses decreased by $5,313,531, or 47%, for the three months ended February 28, 2023, as compared to the three months ended February 28, 2022. The decrease in selling, general and administrative expenses was primarily due to a decrease in stock-based compensation of $5,490,826 for the three months ended February 28, 2023, as compared to the three months ended February 28, 2022.

The Company continued to expense the option to purchase an aggregate of 116,000,000 shares of common stock granted to USMC on October 6, 2021 through March 2023. Thereafter, the Company no longer expenses such option which is expected to result in a decrease in stock-based operating expense.

Product fulfillment expenses increased by $19,211, or 591%, for the three months ended February 28, 2023, as compared to the three months ended February 28, 2022, primarily due to the increase in revenue during the three months ended February 28, 2023.

Other Income (Expenses)

Total other income (expense) increased by $45,169, or 239%, for the three months ended February 28, 2023, as compared to the three months ended February 28, 2022, primarily due to a gain on forgiveness of debt and accrued interest in the amount of $35,401 and a decrease in interest expense of $11,775 for the three months ended February 28, 2023 compared to the three months ended February 28, 2022.

Liquidity and Capital Resources

As of February 28, 2023, we had cash on hand of $21,423 and a working capital deficiency of $657,834, as compared to cash on hand of $19,055 and a working capital deficiency of $620,290 as of November 30, 2022. The increase in working capital deficiency is primarily a result of an increase in accounts payable and accrued expenses, which are partially offset by an increase in accounts receivable of $53,880 and a decrease in notes payable of $25,000.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2023, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with cash advances from USMC and the sale of equity, and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 23, 2022 securities purchase agreement and March 7, 2023 securities purchase agreement, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC, the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025. The note bears interest at 5% per annum. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share.

On March 20, 2023, the Company entered into a securities purchase agreement with USMC, effective March 7, 2023, pursuant to which USMC may purchase up to $1,000,000 of the Company’s 8% unsecured convertible two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.10 per share.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through February 28, 2023, of $59,474,448, as well as negative cash flows from operating activities and a working capital deficiency. During the three months ended February 28, 2023, the Company received net cash proceeds of $300,000 from USMC. Additionally, USMC paid $8,320 to vendors on behalf of the Company during the three months ended February 28, 2023. The Company does not have sufficient cash to meet its obligations in the twelve months following the date of this Quarterly Report if it does not generate additional revenue and obtain equity and debt financing from USMC or other third parties. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

The condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	February 28,	November 30,
	2023	2022
Current assets	$78,260	$23,786
Current liabilities	736,094	644,076
Working capital deficiency	$(657,834)	$(620,290)

The increase in current assets is primarily due to the increase of accounts receivable of $53,880. The increase in current liabilities is primarily a result of the increase in accounts payable and accrued expenses of $120,528.

Cash Flows

	Three Months Ended February 28,
	2023	2022
Net cash used in operating activities	$(287,632)	$(239,544)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	290,000	118,000
Increase (decrease) in cash	$2,368	$(121,544)

Operating Activities

Net cash used in operating activities was $287,632 for the three months ended February 28, 2023, primarily due to a net loss of $5,830,799, which primarily consisted of a non-cash expense of $5,485,013 related to stock-based compensation cost and an increase of $53,880 in accounts receivable, which was partially offset by an increase of $139,249 in accounts payable.

Net cash used in operating activities was $239,544 for the three months ended February 28, 2022, primarily due to a net loss of $11,222,544, which primarily consisted of a non-cash expense of $10,949,738 related to stock-based compensation cost, wages of $128,217 and professional fees of $88,320, which was partially offset by an increase of $36,455 in accounts payable.

Investing Activities

There were no investing activities during the three months ended February 28, 2023 and February 28, 2022.

Financing Activities

For the three months ended February 28, 2023, net cash provided by financing activities was $290,000, with $300,000 being an advance to the Company by USMC and subsequently exchanged into a convertible note.

For the three months ended February 28, 2022, net cash provided by financing activities was $118,000, which was advanced to the Company by USMC and recorded as part of due to affiliated entities on the balance sheet.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, as filed with the SEC on February 28, 2023.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 3 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of February 28, 2023 due to the material weaknesses in internal control over financial reporting described below.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of formal policies and procedures;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner; and
●	Lack of personnel with U.S. GAAP experience including a chief financial officer.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the first quarter ended February 28, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $400,000 and, although the Company is vigorously defending such claims and believes that there is little to no risk of liability, it has accrued $400,000 for such risk. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The matter is set for trial in May 2023.

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

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	April 12, 2023

