Form 10-Q
period 2023-05-31
PureBase Corp
filed 2023-07-14
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2023

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

Common Stock, par value $0.001

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

As of July 14, 2023, there were 230,863,005 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2023

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2023	November 30, 2022
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$23,248	$19,055
Accounts receivable	66,376	-
Prepaid expenses and other assets	1,184	4,731
Total Current Assets	90,808	23,786

Property and equipment, net	620,000	620,000
Right of use asset	59,699	79,599

Total Assets	$770,507	$723,385

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$412,557	$115,478
Settlement liability	-	400,000
Lease liability, current	39,869	38,882
Note payable to officer	13,716	28,716
Convertible notes payable, related party	12,000	36,000
Notes payable, related party	-	25,000
Total Current Liabilities	478,142	644,076

Lease liability, net of current portion	20,696	40,880
Convertible notes payable; related party, net of current portion	1,331,742	610,889

Total Liabilities	1,830,580	1,295,845

Commitments and Contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding, at May 31, 2023 and November 30, 2022	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 230,763,005 and 230,753,005 shares issued and outstanding, at May 31, 2023 and November 30, 2022, respectively	160,360	160,350
Additional paid in capital	60,273,231	52,910,839
Accumulated deficit	(61,493,664)	(53,643,649)
Total Stockholders’ Deficit	(1,060,073)	(572,460)

Total Liabilities and Stockholders’ Deficit	$770,507	$723,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenue, net	$66,376	$228,476	$118,632	$228,476

Cost of goods sold	26,606	88,030	49,069	91,282

Operating Income	39,770	140,446	69,563	137,194

Operating Expenses:
Selling, general and administrative	2,321,585	7,622,810	8,208,455	18,823,211
Total Operating Expenses	2,321,585	7,622,810	8,208,455	18,823,211

Loss From Operations	(2,281,815)	(7,482,364)	(8,138,892)	(18,686,017)

Other Income (Expense):
Other income	275,000	-	310,401	2,007
Interest expense	(12,401)	(11,013)	(21,524)	(31,911)
Total Other Income (Expense), net	262,599	(11,013)	288,877	(29,904)

Net Loss	$(2,019,216)	$(7,493,377)	$(7,850,015)	$(18,715,921)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.08)

Weighted Average Shares Outstanding - Basic and Diluted	230,473,222	229,316,070	230,609,928	222,424,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2023 AND 2022

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2021	-	$-	215,380,751	$144,977	$18,730,863	$(21,061,224)	$(2,185,384)

Stock based compensation - shares	-	-	-	-	10,949,738	-	10,949,738

Net loss	-	-	-	-	-	(11,222,544)	(11,222,544)

Balance as of February 28, 2022	-	$-	215,380,751	$144,977	$29,680,601	$(32,283,768)	$(2,458,190)

Stock based compensation - shares	-	-	-	-	7,304,345	-	7,304,345

Convertible debt converted into common stock	-	-	23,741,655	23,742	2,549,429	-	2,573,171

Net loss	-	-	-	-	-	(7,493,377)	(7,493,377)

Balance at May 31, 2022	-	$-	239,122,406	$168,719	$39,534,375	$(39,777,146)	$(74,052)

Balance at November 30, 2022	-	$-	230,753,005	$160,350	$52,910,839	$(53,643,649)	$(572,460)

Stock based compensation - shares	-	-	-	-	5,485,013	-	5,485,013

Settlement share surrender	-	-	(300,000)	(300)	300	-	-

Net loss	-	-	-	-	-	(5,830,799)	(5,830,799)

Balance as of February 28, 2023	-	$-	230,453,005	$160,050	$58,396,152	$(59,474,448)	$(918,246)

Stock based compensation - shares	-	-	-	-	1,841,389	-	1,841,389

Conversion of board of director accrued debt	-	-	310,000	310	35,690	-	36,000

Net loss	-	-	-	-	-	(2,019,216)	(2,019,216)

Balance at May 31, 2023	-	$-	230,763,005	$160,360	$60,273,231	$(61,493,664)	$(1,060,073)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2023	May 31, 2022
Cash Flows From Operating Activities:
Net loss	$(7,850,015)	$(18,715,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	7,326,402	18,254,083
Amortization of debt discount	-	5,329
Non-cash director compensation	12,000	-
Gain on debt forgiveness	(35,401)	-
Gain on settlement	(275,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(66,376)	(35,696)
Prepaid expenses and other assets	3,547	3,446
Right of use asset	19,900	-
Accounts payable and accrued expenses	323,333	62,979
Settlement liability	(125,000)	-
Change in settlement liability	(19,197)	-

Net Cash Used In Operating Activities	(685,807)	(425,780)

Cash Flows From Financing Activities:
Advances from related party	705,000	410,000
Payments on notes payable, related party	(15,000)	(10,000)

Net Cash Provided By Financing Activities	690,000	400,000

Net Increase (Decrease) In Cash and Cash Equivalents	4,193	(25,780)

Cash and Cash Equivalents - Beginning of Period	19,055	132,309

Cash and Cash Equivalents - End of Period	$23,248	$106,529

Supplemental Cash Flow Information:
Noncash operating and financing activities:
Forgiveness of accounts payable due to USMC	$(15,853)	$-
Vendors paid for on behalf of the Company by USMC	$8,320	$4,282
Expenses paid for on behalf of the Company by USMC	$7,533	$-
Due to affiliates exchanged for convertible debt	$-	$884,493
Convertible debt converted to common stock	$-	$2,464,262
Accrued interest converted to common stock	$-	$108,909
Director compensation - accrued as convertible debt converted to common stock	$36,000	$-

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

The Company is headquartered in Ione, California.

Agricultural Sector

The Company develops specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture. The Company has developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. The Company is building a brand family under the parent trade name “PureBase,” consisting of its PureBase Shade Advantage (WP) product, a kaolin-clay based sun protectant for crops and Humic Advantage, a humic acid product derived from leonardite.

Construction Sector

The Company has been developing and testing a kaolin-based product that it believes will help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). The Company is developing an SCM that it believes can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM products in the construction-materials sector.

The Company utilizes the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation, and product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by USMC. A. Scott Dockter, the Company’s Principal Executive Officer and a director, and John Bremer, a director, are also officers, directors, and owners of USMC.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2023, the Company had a significant accumulated deficit of $61,493,664 and working capital deficit of $387,334. For the six months ended May 31, 2023, the Company had a loss from operations of $8,138,892 and negative cash flows from operations of $685,807. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2023. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from USMC and the sale of equity and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including future line of credits and issuances of equity securities or equity-linked securities to USMC and other third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 23, 2022 securities purchase agreement, March 7, 2023 securities purchase agreement, and July 10, 2023 line of credit agreement will provide the necessary funding for the Company to continue as a going concern for the next twelve months. The March 23, 2022 securities purchase agreement provides for the issuance by the Company of up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC (See Note 6). The notes bear interest at 5% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.39 per share. Currently, the Company has issued $919,209 of convertible notes under the March 23, 2022 securities purchase agreement and may issue an additional $80,791 of convertible notes. The March 7, 2023 securities purchase agreement provides for the issuance by the Company of up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC (See Note 6). The notes bear interest at 8% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the holder, at a conversion price of $0.10 per share. Currently, the Company has issued $412,533 of convertible notes under the March 7, 2023 securities purchase agreement and may issue an additional $587,467 of convertible notes under such agreement. The July 10, 2023 line of credit agreement provides for the issuance for up to one year of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12). The note bears interest at 8% annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been no advances from USMC under the July 10, 2023 line of credit agreement. There currently are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2022 in our Annual Report on Form 10-K filed on February 28, 2023 with the SEC. The results of the six months ended May 31, 2023 (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2023.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries PureBase AG and PureBase SCM. Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and equity-based transactions at the date of the financial statements and the revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. Significant estimates include the useful lives of property and equipment, deferred tax asset and valuation allowance, and assumptions used in the Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Revenue

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company derives revenues from the sale of products from its agricultural sector and construction sector. The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer.

Practical Expedients

As part of ASC Topic 606, the Company has adopted several practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied and Partially Unsatisfied Performance Obligations – for all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and therefore is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value provided to the customer of the Company’s performance completed to date. The Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the six months ended May 31, 2023:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$67,152	$51,480	$118,632

Revenue consists of the following by product offering for the six months ended May 31, 2022:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$192,780	$35,696	$-	$228,476

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of May 31, 2023 and November 30, 2022.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of May 31, 2023 and November 30, 2022, the Company has determined that no allowance for doubtful accounts was necessary.

Property and Equipment

 Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment, primarily two ball mills, acquired on May 1, 2020. As of May 31, 2023, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and six months ended May 31, 2023 and May 31, 2022.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The Company did not incur shipping and handling costs during the three months ended May 31, 2023 and 2022, respectively. The Company incurred shipping and handling costs of $2,000 and no shipping and handling costs during the six months ended May 31, 2023 and 2022, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred and such costs are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising and marketing expenses were $2,643 for the three and six months ended May 31, 2023. There were no advertising and marketing expenses for the three and six months ended May 31, 2022.

Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company’s debt and interest payable on the notes based on the Company’s incremental borrowing rate.

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three and six month periods ended May 31, 2023 and 2022. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three and six months ended May 31, 2023 and May 31, 2022.

The following table summarizes the stocks that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	May 31, 2023	May 31, 2022

Convertible Notes	6,656,110	-
Stock Options	128,688,187	1,595,000
Total	135,344,297	1,595,000

	Six Months Ended,
	May 31, 2023	May 31, 2022

Convertible Notes	6,656,110	-
Stock Options	128,688,187	59,595,000
Total	135,344,297	59,595,000

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

Pursuant to ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options as noted above.

Leases

With the adoption of ASC 842, Leases, operating lease agreements are required to be recognized on the balance sheet as Right-of-Use (“ROU”) assets and corresponding lease liabilities. ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

The Company leases its corporate offices. All of the leases are classified as operating leases. The Company is a party to a two-year lease with USMC for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 7). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month, with automatic one-month renewals. The remaining weighted average term is 1.4 years. The Company discounted lease payments using its estimated incremental borrowing rate at December 1, 2020. The weighted average incremental borrowing rate applied was 5%.

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

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of May 31, 2023, the Company was not engaged in any mine exploration.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. As of May 31, 2023 and 2022, the Company did not have any capitalized mineral rights.

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – MINING RIGHTS

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014 US Mining and Minerals Corporation entered into a Purchase Agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Plan and Agreement of Reorganization, on December 1, 2014, USMC, assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement involves the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and Bureau of Land Management. An initial deposit of $50,000 was paid to the Company and held in escrow, and the Purchase Agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to the closing of the sale from US Mining and Minerals Corporation to the Company. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property interest and mining claims on or about October 15, 2015. Mr. Bremer agreed to transfer title to the Company upon payment of $575,000 plus expenses to Mr. Bremer, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company, which is paid by USMC.

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust (the “Trust”), pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”) from the Trust. The Purchase Price plus 5% interest is payable in full in cash at closing. On April 14, 2022, the agreement was amended to extend the closing date to April 14, 2023. On April 7, 2023 the agreement was further amended to extend the Closing Date to April 1, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	May 31, 2023	November 30, 2022

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Construction in process	620,000	620,000
	687,164	687,164
Less: accumulated depreciation	(67,164)	(67,164)
Property and equipment, net	$620,000	$620,000

There was no depreciation expense for the three or six months ended May 31, 2023 and 2022.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense on the note was $255 and $750 for the six months ended May 31, 2023 and 2022, respectively. Total interest expense on the note was zero and $380 for the three months ended May 31, 2023 and 2022.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2023, the Company paid $15,000 towards the outstanding balance of the note. Total interest expense on the note was $612 and $1,706 for the six months ended May 31, 2023 and 2022, respectively. Total interest expense on the note was $233 and $837 for the three months ended May 31, 2023 and 2022, respectively. The balance on the note was $13,716 and $28,716 as of May 31, 2023 and November 30, 2022, respectively. There was $41,779 and $41,167 of accrued interest as of May 31, 2023 and November 30, 2022, respectively.

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

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount was zero for the three and six months ended May 31, 2023 and May 31, 2022. Total interest expense on Tranche #1 was approximately zero and $350 for the six months ended May 31, 2023 and 2022, respectively. Total interest expense on Tranche #1 was approximately zero and $100 for the three months ended May 31, 2023 and 2022, respectively.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled zero and $1,412 for the three and six months ended May 31, 2023 and May 31, 2022, respectively. Total interest expense on Tranche #2 was approximately zero and $1,500 for the six months ended May 31, 2023 and 2022, respectively. Total interest expense on Tranche #2 was approximately zero and $450 for the three months ended May 31, 2023 and 2022, respectively.

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

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled zero and $3,103 for the six months ended May 31, 2023 and May 31, 2022, respectively. Total interest expense on Tranche #3 was approximately zero and $1,260 for the six months ended May 31, 2023 and 2022, respectively. Total interest expense on Tranche #3 was approximately zero and $375 for the three months ended May 31, 2023 and 2022, respectively.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $822,000 of the December 1, 2020 note, plus accrued interest totaling $55,401 through such date, into 5,483,753 shares of the Company’s common stock. Total interest expense on Tranche #4 was approximately zero and $17,700 for the six months ended May 31, 2023 and 2022, respectively. Total interest expense on Tranche #4 was approximately zero and $7,500 for the three months ended May 31, 2023 and 2022, respectively.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $579,769.39 of the March 17, 2021 note, plus accrued interest totaling $30,656 through such date, into 6,936,656 shares of the Company’s common stock. Total interest expense on Tranche #5 was approximately zero and $8,800 for the six months ended May 31, 2023 and 2022, respectively. Total interest expense on Tranche #5 was approximately zero and $1,700 for the three months ended May 31, 2023 and 2022, respectively.

March 14, 2022

On March 14, 2022, in connection with the November 25, 2020 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $884,429 to USMC, with a maturity date of March 14, 2024 (“Tranche #6”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $884,492 of the March 14, 2022 note, plus accrued interest totaling $2,908 through such date, into 10,084,093 shares of the Company’s common stock. Total interest expense on Tranche #6 was approximately zero and $2,908 for the six months ended May 31, 2023 and May 31, 2022. Total interest expense on Tranche #6 was approximately zero and $2,908 for the three months ended May 31, 2023 and May 31, 2022.

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $11,610 for the six months ended May 31, 2023. Total interest expense on Tranche #7 was $5,805 for the three months ended May 31, 2023.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $3,453 for the six months ended May 31, 2023. Total interest expense on Tranche #8 was $1,726 for the three months ended May 31, 2023.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $3,801 for the three and six months ended May 31, 2023.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. There was no interest expense on Tranche #10 for the three and six months ended May 31, 2023.

Line of Credit –USMC

July 10, 2023

On July 10, 2023 , the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance for up to one year of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12). The note bears interest at 8% annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been no advances from USMC under the July 10, 2023 line of credit agreement.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into the Company’s common stock at a price per share equal to the market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. As of May 31, 2023, cash fees owed to Mr. Guzy under the Guzy Director Agreement were deferred and debt in the amount of $2,000 is owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Dr. Kurtis exercised the conversion of $12,000 in accrued but unpaid director fees to purchase 80,000 shares of common stock at $0.15 per share. As of May 31, 2023, cash fees owed to Dr. Kurtis as per the terms of the Kurtis Director Agreement were deferred and debt in the amount of $10,000 is owed to Dr. Kurtis.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Six Months Ended May 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$21,000
Short term lease cost	-
Sublease income	-
Net lease cost	$21,000

Operating lease – operating cash flows (fixed payments)	$21,000
Operating lease – operating cash flows (liability reduction)	$19,197
Non-current leases – right of use assets	$59,699
Current liabilities – operating lease liabilities	$39,869
Non-current liabilities – operating lease liabilities	$20,696

Six Months Ended May 31,2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$9,000
Short term lease cost	-
Sublease income	-
Net lease cost	$9,000

Operating lease – operating cash flows (fixed payments)	$9,000
Operating lease – operating cash flows (liability reduction)	$8,688
Non-current leases – right of use assets	$7,109
Current liabilities – operating lease liabilities	$7,407
Non-current liabilities – operating lease liabilities	$-

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended May 31, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	$31,500
2024	31,500
Total future minimum lease payments	63,000
Amount representing interest	(2,435)
Present value of net future minimum lease payments	$60,565

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts as of:

	May 31, 2023	November 30, 2022

Accounts payable	$316,496	$30,078
Accrued interest – related party	66,595	57,266
Accrued compensation	29,466	28,134
Accounts payable and accrued expenses	$412,557	$115,478

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, a company that is owned by the Company’s majority shareholders and directors, A. Scott Dockter and John Bremer (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by the Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to breach of contract, fraud and negligent representation and wrongful discharge and in favor of Calvanico for attorneys’ fees for Calvanico’s asserted claims in accordance with his employment agreement with the Company. A teleconference was set for July 18, 2023 for determination of the amount of attorneys’ fees to be awarded.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint sought damages of approximately $400,000 and, although the Company vigorously defended such claims and believed there was little to no risk of liability, it accrued $400,000 for such risk. On April 28, 2023, the Company and Superior Soils entered into a settlement agreement and mutual release pursuant to which the Company paid $125,000 to Superior Soils and Superior Soils filed a dismissal with prejudice.

Contractual Matters

On November 1, 2013, the Company entered into an agreement with USMC, in which USMC provides various technical evaluations and mine development services for the Company with regard to the various mining properties/rights owned by the Company. Terms of services and compensation will be determined for each project undertaken by USMC.

On October 12, 2018, the Company entered into a material supply agreement with USMC, pursuant to which USMC provides designated natural resources to the Company at predetermined prices (See Note 12).

Note 10 - STOCKHOLDERS’ EQUITY

On May 19, 2022, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”) for a twelve-month term, pursuant to which Newbridge provided investment banking and corporate advisory services to the Company. As consideration therefor, the Company issued Newbridge 300,000 shares of common stock on June 17, 2022 which shares were subject to a 12-month lockup from the date of issuance. The shares were issued at a fair value of $0.35 per share.

On June 9, 2023, effective April 8, 2023, the Company entered into a one-year advisory agreement with Dr. Karen Scrivener (“Scrivener Agreement”) pursuant to which Dr. Scrivener will provide certain strategic decision advisory  services to the Company. As compensation therefor, Dr. Scrivener was issued 100,000 shares of the Company’s common stock on June 9, 2023 at $0.08 per share.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of May 31, 2023, options to purchase an aggregate of 128,688,187 shares of common stock have been granted under the Option Plan.

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

On August 26, 2022, the Company granted immediately exercisable options to purchase an aggregate of 2,223,787 shares of common stock to members of the Board, consultants and employees for services to be performed. The options were issued at an exercise price of $0.24 per share and a total fair value of $522,411. The options were valued using the Black-Scholes option pricing model under the assumptions in the below table.

Grant Date	Number of Options	Stock Price	Exercise Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
4/8/2021	250,000	$0.15	$0.10	281.00%	0.85%	0.00%	2.50 years	$36,708
8/13/2021	200,000	$0.46	$0.36	266.00%	0.79%	0.00%	3.50 years	$90,944
10/6/2021	116,000,000	$0.38	$0.38	278.00%	1.26%	0.00%	3.88 years	$43,808,780
6/3/2022	8,669,400	$0.22	$2.50	274.50%	2.95%	0.00%	3.50 years	$1,856,151
8/26/2022	1,734,615	$0.24	$0.24	269.24%	3.20%	0.00%	3.50 years	$411,668
8/26/2022	242,424	$0.24	$0.24	276.76%	3.20%	0.00%	3.00 years	$57,264
8/26/2022	246,748	$0.24	$0.24	207.37%	3.20%	0.00%	2.50 years	$53,479

The Company did not grant stock options during the six months ended May 31, 2023 and May 31, 2022.

The weighted average non-vested grant date fair value of non-vested options was zero and $10,917,826 at May 31, 2023 and November 30, 2022, respectively.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at November 30, 2021	117,795,000	$0.39
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2022	117,795,000	$0.39

Outstanding at November 30, 2022	128,688,187	$0.53
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2023	128,688,187	$0.53

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at May 31, 2023:

		Weighted-	Weighted-
		Average	Average
Exercise	Outstanding	Remaining Life	Exercise	Number
Price	Options	In Years	Price	Exercisable

$0.10	400,000	1.39	$0.10	400,000
0.10	645,000	2.54	0.10	645,000
0.12	50,000	5.57	0.12	50,000
0.24	2,223,787	4.16	0.24	2,223,787
0.36	200,000	3.45	0.36	200,000
0.38	116,000,000	5.59	0.38	116,000,000
2.50	8,669,400	4.26	2.50	8,669,400
3.00	500,000	3.01	3.00	500,000
	128,688,187	5.44	$0.53	128,688,187

The compensation expense attributed to the issuance of the options is recognized as options vest.

The stock options granted are exercisable over various terms from thee to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $7,326,402 and $18,254,083 for the six months ended May 31, 2023 and May 31, 2022, respectively. Total compensation expense related to the options was $1,841,389 and $7,304,345 for the three months ended May 31, 2023 and May 31, 2022, respectively. As of May 31, 2023, there was no future compensation cost related to non-vested stock options.

The aggregate intrinsic value is $31,155 for total outstanding and exercisable options, which was based on an estimated fair value of the Company’s common stock of $0.13 as of May 31, 2023, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense on the note was $255 and $750 for the six months ended May 31, 2023 and 2022, respectively. Total interest expense on the note was zero and $380 for the three months ended May 31, 2023 and 2022, respectively.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company which A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, each own 33%, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the six months ended May 31, 2023 and 2022, the Company made $34,364 and no purchases from USMC, respectively. No services were rendered by USMC for the six months ended May 31, 2023 and 2022. In addition, during the six months ended May 31, 2023 and 2022, USMC paid $15,853 and $4,438, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. During the six months ended May 31, 2023 and 2022, USMC made cash advances to the Company of $705,000 and $410,000, respectively, which are recorded as part of due to affiliates and convertible notes payable, related party on the Company’s condensed consolidated balance sheets. All amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock pursuant to the September 5, 2019 Debt Exchange Agreement, the November 25, 2020 Securities Purchase Agreement (See Note 6) and the April 7, 2022 Securities Purchase Agreement (See Note 6). The Company had a balance due of $406,604 and zero to USMC on May 31, 2023 and November 30, 2022, respectively.

USMC Notes

The Company has entered into various securities purchase agreements with USMC pursuant to which USMC may purchase the Company’s unsecured convertible promissory notes (See Note 6). The outstanding balance on the convertible notes due to USMC was $1,331,742 and $610,889 on May 31, 2023 and November 30, 2022, respectively. Interest expense on the convertible notes due to USMC totaled $18,864 and $32,518 for the six months ended May 31, 2023 and May 31, 2022, respectively. Interest expense on the convertible notes due to USMC totaled $11,333 and $13,033 for the three months ended May 31, 2023 and May 31, 2022, respectively.

USMC Line of Credit

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance for up to one year of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 6). The note bears interest at 8% annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been no advances from USMC under the July 10, 2023 line of credit agreement.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered into on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Supply Agreement for a material breach which is not cured within 90 days. For the six months ended May 31, 2023 and 2022, the Company purchased $34,365 and $72,236, respectively, under the Supply Agreement. For the three months ended May 31, 2023 and 2022, the Company purchased $12,450 and $72,236, respectively, under the Supply Agreement. Since April 22, 2020, the Company has purchased $292,806 of materials under the Supply Agreement.

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

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. This agreement was further amended and restated on June 21, 2022, with the same option purchase, vesting and exercise schedule. For the three and six months ended May 31, 2023 the Company expensed $1,841,389 and $7,326,402 in stock-based compensation expense related to the issuance of the option on October 16, 2021 to US Mine LLC under the Materials Extraction Agreement.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2023, the Company paid $15,000 towards the outstanding balance of the note. Total interest expense on the note was $612 and $1,706 for the six months ended May 31, 2023 and 2022, respectively. Total interest expense on the note was $233 and $837 for the three months ended May 31, 2023 and 2022, respectively. The balance on the note was $13,716 and $28,716 as of May 31, 2023 and November 30, 2022, respectively. There was $41,779 and $41,167 of accrued interest as of May 31, 2023 and November 30, 2022, respectively.

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

On June 9, 2023, effective April 8, 2023, the Company entered into a one-year advisory agreement with Dr. Karen Scrivener (“Scrivener Agreement”) pursuant to which Dr. Scrivener will provide certain advisory services to the Company. As compensation therefor, Dr. Scrivener was issued 100,000 shares of the Company’s common stock on June 9, 2023 at $0.08 per share.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the term for an additional two years to November 1, 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month,

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of May 31, 2023 and November 30, 2022, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Three customers accounted for 99% of total revenue for the six months ended May 31, 2023, as set forth below:

Customer A	44%
Customer B	40%
Customer C	15%

Three customers accounted for 100% of total revenue for the six months ended May 31, 2022, as set forth below:

Customer A	84%
Customer B	8%
Customer C	8%

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of May 31, 2023, as set forth below:

Customer A	73%
Customer B	27%

There were no receivables as of November 30, 2022.

Vendors

One supplier accounted for 100% of purchases for the three months ended May 31, 2023.

Three suppliers accounted for 60% of purchases as of May 31, 2022, as set forth below:

Vendor A	31%
Vendor B	16%
Vendor C	13%

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after May 31, 2023 through the date the condensed consolidated financial statements were filed. During this period the Company did not have any material reportable subsequent events other than those stated below:

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance for up to one year of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12). The note bears interest at 8% annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been no advances from USMC under the July 10, 2023 line of credit agreement.

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

Recent Developments

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance for up to one year of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12). The note bears interest at 8% annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been no advances from USMC under the July 10, 2023 line of credit agreement.

Results of Operations

Comparison of the Three Months Ended May 31, 2023 to the Three Months Ended May 31, 2022

	May 31, 2023	May 31, 2022	Variance
Revenue, net	$66,376	$228,476	$(162,100)

Cost of goods sold	26,606	88,030	(61,424)

Operating income	$39,770	$140,446	$(100,676)

Operating Expenses:
Selling, general and administrative	2,321,585	7,622,810	(5,301,225)
Loss from operations	(2,281,815)	(7,482,364)	5,200,549
Other income (expense)	275,000	-	275,000
Interest expense	(12,401)	(11,013)	1,388
Net Loss	$(2,019,216)	$(7,493,377)	$5,474,161

Revenues

Revenue decreased by $162,100, or 71% for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022. This decrease was primarily due to a decrease in purchases by the Company’s customers during the three months ended May 31, 2023.

Cost of Goods Sold

Cost of goods sold decreased by $61,424, or 70%, for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022, directly corresponding with the decrease in revenue during the three months ended May 31, 2023.

Operating Expenses

Total operating expenses decreased by $5,301,225, or 70%, for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022. The decrease in operating expenses was primarily due to a decrease in stock-based compensation of $5,462,956 for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022.

The Company continued to expense the option to purchase an aggregate of 116,000,000 shares of common stock granted to US Mine LLC on October 6, 2021 through March 2023, which constituted 99% of stock-based compensation during the period. As of April,2023, the Company no longer expensed such option which resulted in a decreased stock-based compensation expense during the three months ended May 31, 2023 compared to the three months ended May 31, 2022.

Other Income

The increase in other income for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022, is due to a recognized gain of $275,000 from the settlement with Superior Soils on April 28, 2023.

Interest Expense

Interest expense increased by $1,388 or 13%, for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022, primarily due to a increase in outstanding debt.

Comparison of the Six Months Ended May 31, 2023 to the Six Months Ended May 31, 2022

	May 31, 2023	May 31, 2022	Variance
Revenue, net	$118,632	$228,476	$(109,844)

Cost of goods sold	49,069	91,282	(42,213)

Operating income	$69,563	$137,194	$(67,631)

Operating Expenses:
Selling, general and administrative	8,208,455	18,823,211	(10,614,756)
Loss from operations	(8,138,892)	(18,868,017)	10,547,125
Other income (expense)	310,401	2,007	308,394
Interest expense	(21,524)	(31,911)	10,387
Net Loss	$(7,850,015)	$(18,715,921)	$10,865,906

Revenues

Revenue decreased by $109,844, or 48%, for the six months ended May 31, 2023, as compared to the six months ended May 31, 2022. This decrease was primarily due to a decrease in purchases by the Company’s customers during the six months ended May 31, 2023.

Cost of Goods Sold

Cost of goods sold expenses decreased by $42,213, or 46%, for the six months ended May 31, 2023, as compared to the six months ended May 31, 2022, directly corresponding with the decrease in revenue during the six months ended May 31, 2023.

Operating Expenses

Total operating expenses decreased by $10,614,756, or 56%, for the six months ended May 31, 2023, as compared to the six months ended May 31, 2022. The decrease in operating expenses was primarily due to a decrease in stock-based compensation of $10,927,681 for the six months ended May 31, 2023, as compared to the six months ended May 31, 2022.

The Company continued to expense the option to purchase an aggregate of 116,000,000 shares of common stock granted to US Mine LLC on October 6, 2021 through March 2023, which constituted 99% of stock-based compensation during the period. As of April, 2023, the Company no longer expensed such option which resulted in a decreased stock-based compensation expense during the six months ended May 31, 2023 compared to the six months ended May 31, 2022.

Other Income

Other income increased by $308,394 for the six months ended May 31, 2023, as compared to the six months ended May 31, 2022, primarily due to a gain on legal settlement of $275,000, and gain on forgiveness of debt and accrued interest in the amount of $35,401.

Interest Expense

Interest expense decreased by $10,387, or 33%, for the six months ended May 31, 2023, as compared to the six months ended May 31, 2022, primarily due to a decrease in outstanding debt.

Liquidity and Capital Resources

As of May 31, 2023, we had cash on hand of $23,248 and a working capital deficiency of $387,334, as compared to cash on hand of $19,055 and a working capital deficiency of $620,290 as of November 30, 2022. The decrease in working capital deficiency is primarily a result of a decrease in settlement liability from $400,000 to $225,000 and an increase in accounts receivable of $66,376, which were partially offset by an increase in accounts payable and accrued expenses of $297,079.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2023, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with cash advances from USMC and the sale of equity and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 23, 2022 securities purchase agreement, March 7, 2023 securities purchase agreement, and July 10, 2023 line of credit agreement will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

On February 28, 2023, in connection with the securities purchase agreement with USMC, dated April 7, 2022, the Company issued a 5% convertible promissory note in the principal amount of $308,320 to USMC, which matures on February 28, 2025. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share.

On May 31, 2023, in connection with the securities purchase agreement with USMC, dated March 20, 2023, the Company issued an 8% convertible promissory note in the principal amount of $412,533 to USMC, which matures on May 31, 2025 Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share.

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance for up to one year of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12). The note bears interest at 8% annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been no advances from USMC under the July 10, 2023 line of credit agreement.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through May 31, 2023 of $61,493,664 as well as negative cash flows from operating activities and a working capital deficiency. During the six months ended May 31, 2023, the Company received net cash proceeds of $705,000 from USMC and USMC paid $15,853 to vendors on behalf of the Company. If the Company does not generate additional revenue and obtain equity and debt financing from USMC or other third parties, it will not have sufficient cash to meet its obligations for the twelve months following the date of this Quarterly Report. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report.

Working Capital Deficiency

	May 31, 2023	November 30, 2022
Current assets	$90,808	$23,786
Current liabilities	478,142	644,076
Working capital deficiency	$(387,334)	$(620,290)

The increase in current assets as of May 31, 2023 is primarily due to the increase of accounts receivable of $66,376. The decrease in current liabilities is primarily a result of a reduction in settlement liability from $400,000 to $225,000, partially offset by an increase in accounts payable and accrued expenses of $297,079.

Cash Flows

	Six Months Ended May 31,
	2023	2022
Net cash used in operating activities	$(685,807)	$(425,780)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	690,000	400,000
Increase (decrease) in cash	$4,193	$(25,780)

Operating Activities

Net cash used in operating activities was $685,807 for the six months ended May 31, 2023, primarily due to a net loss of $7,850,015, which primarily consisted of a non-cash expense of $7,326,402 related to stock-based compensation cost, professional fees of $542,885 and wages of $258,840, partially offset by a decrease of $275,000 in a settlement liability.

Net cash used in operating activities was $425,780 for the six months ended May 31, 2022, primarily due to a net loss of $18,715,921, which primarily consisted of a non-cash expense of $18,254,083 related to stock-based compensation cost, wages of $252,068 and professional fees of $239,529.

Investing Activities

There were no investing activities during the six months ended May 31, 2023 and May 31, 2022.

Financing Activities

For the six months ended May 31, 2022, net cash provided by financing activities was $690,000, consisting of $705,000 which was advanced to the Company by USMC and recorded as part of convertible notes payable, related party on the Company’s balance sheet. The advance was partially offset by $15,000 of principal payments to notes due to officers.

For the six months ended May 31, 2022, net cash provided by financing activities was $400,000, consisting of $410,000 which was advanced to the Company by USMC and recorded as part of convertible notes payable, related party on the Company’s balance sheet and a $10,000 principal payment to notes due to officers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of May 31, 2023 due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Continue to search for and evaluate qualified independent outside directors;
●	Hiring a qualified chief financial officer before December 31, 2023;
●	Identify gaps in the Company’s skills base and expertise required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by the Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to breach of contract, fraud and negligent representation and wrongful discharge and in favor of Calvanico for attorneys’ fees for Calvanico’s asserted claims in accordance with his employment agreement with the Company. A teleconference was set for July 18, 2023 for determination of the amount of attorneys’ fees to be awarded.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint sought damages of approximately $400,000 and, although the Company vigorously defended such claims and believed there was little to no risk of liability, it accrued $400,000 for such risk. On April 28, 2023, the Company and Superior Soils entered into a settlement agreement and mutual release pursuant to which the Company paid $125,000 to Superior Soils and Superior Soils filed a dismissal with prejudice.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company other than those noted below.

On April 14, 2023, Jeffrey Guzy, a director, converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share.

On April 14, 2023, Dr. Kimberly Kurtis, a director, converted $12,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share.

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

Date: July 14, 2023

