Form 10-Q
period 2023-08-31
PureBase Corp
filed 2023-10-13
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2023

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

As of October 11, 2023, there were 230,863,005 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2023

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2023	2022
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$101,966	$19,055
Accounts receivable	100,270	-
Prepaid expenses and other assets	14,535	4,731
Total Current Assets	216,771	23,786

Property and equipment, net	746,536	620,000
Right of use asset	49,749	79,599

Total Assets	$1,013,056	$723,385

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$393,930	$115,478
Settlement liability	-	400,000
Line of credit	231,048	-
Lease liability, current	40,371	38,882
Note payable to officer	8,716	28,716
Convertible notes payable, related party	13,000	36,000
Notes payable, related party	-	25,000
Total Current Liabilities	687,065	644,076

Lease liability, net of current portion	10,413	40,880
Convertible notes payable; related party, net of current portion	1,525,677	610,889

Total Liabilities	2,223,155	1,295,845

Commitments and Contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding, at August 31, 2023 and November 30, 2022	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 230,863,005 and 230,753,005 shares issued and outstanding, at August 31, 2023 and November 30, 2022, respectively	160,360	160,350
Additional paid in capital	60,275,231	52,910,839
Accumulated deficit	(61,645,690)	(53,643,649)
Total Stockholders’ Deficit	(1,210,099)	(572,460)

Total Liabilities and Stockholders’ Deficit	$1,013,056	$723,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022

Revenue, net	$207,243	$226,060	$325,875	$454,536

Cost of goods sold	44,080	34,329	93,149	125,611

Operating Income	163,163	191,731	232,726	328,925

Operating Expenses:
Selling, general and administrative	288,487	348,925	1,170,542	918,053
Stock based compensation	2,000	7,883,082	7,328,400	26,137,165
Total Operating Expenses	290,487	8,232,007	8,498,942	27,055,218

Loss From Operations	(127,324)	(8,040,276)	(8,266,216)	(26,726,293)

Other Income (Expense):
Other income	-	-	310,401	2,007
Interest expense	(24,702)	(1,038)	(46,226)	(32,949)
Total Other Income (Expense), net	(24,702)	(1,038)	264,175	(30,942)

Net Loss	$(152,026)	$(8,041,314)	$(8,002,041)	$(26,757,235)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.03)	$(0.03)	$(0.12)

Weighted Average Shares Outstanding - Basic and Diluted	231,171,483	237,482,318	230,687,604	227,480,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2023 AND 2022

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2021	-	$-	215,380,751	$144,977	$18,730,863	$(21,061,224)	$(2,185,384)

Stock based compensation - shares	-	-	-	-	10,949,738	-	10,949,738

Net loss	-	-	-	-	-	(11,222,544)	(11,222,544)

Balance as of February 28, 2022	-	$-	215,380,751	$144,977	$29,680,601	$(32,283,768)	$(2,458,190)

Stock based compensation - shares	-	-	-	-	7,304,345	-	7,304,345

Convertible debt converted into common stock	-	-	23,741,655	23,742	2,549,429	-	2,573,171

Net loss	-	-	-	-	-	(7,493,377)	(7,493,377)

Balance at May 31, 2022	-	$-	239,122,406	$168,719	$39,534,375	$(39,777,146)	$(74,052)

Stock based compensation - shares	-	-	300,000	300	7,882,782	-	7,883,082

Settlement share surrender	-	-	(8,669,400)	(8,669)	8,669	-	-

Net loss	-	-	-	-	-	(8,041,314)	(8,041,314)

Balance at August 31, 2022	-	$-	230,753,005	$160,350	$47,425,827	$(47,818,460)	$(232,283)

Balance at November 30, 2022	-	$-	230,753,005	$160,350	$52,910,839	$(53,643,649)	$(572,460)

Stock based compensation - shares	-	-	-	-	5,485,013	-	5,485,013

Settlement share surrender	-	-	(300,000)	(300)	300	-	-

Net loss	-	-	-	-	-	(5,830,799)	(5,830,799)

Balance as of February 28, 2023	-	$-	230,453,005	$160,050	$58,396,152	$(59,474,448)	$(918,246)

Stock based compensation - shares	-	-	-	-	1,841,389	-	1,841,389

Conversion of board of director accrued debt	-	-	310,000	310	35,690	-	36,000

Net loss	-	-	-	-	-	(2,019,216)	(2,019,216)

Balance at May 31, 2023	-	$-	230,763,005	$160,360	$60,273,231	$(61,493,664)	$(1,060,073)

Stock based compensation - shares	-	-	100,000	-	2,000	-	2,000

Net loss	-	-	-	-	-	(152,026)	(152,026)

Balance at August 31, 2023	-	$-	230,863,005	$160,360	$60,275,231	$(61,645,690)	$(1,210,099)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2023	August 31, 2022
Cash Flows From Operating Activities:
Net loss	$(8,002,041)	$(26,757,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	7,328,400	26,137,165
Amortization of debt discount	-	5,329
Non-cash director compensation	13,000	30,000
Gain on debt forgiveness	(35,399)	-
Gain on settlement	(275,000)	-
Settlement liability	(125,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(100,270)	(207,809)
Prepaid expenses and other assets	(9,804)	(1,315)
Right of use asset	29,850	-
Accounts payable and accrued expenses	304,706	73,338
Change in settlement liability	(28,978)	-

Net Cash Used In Operating Activities	(900,536)	(720,527)

Cash Flows From Investing Activities:

Purchases of property and equipment	(126,536)	-

Net Cash Used In Investing Activities	(126,536)	-

Cash Flows From Financing Activities:
Advances from related party	898,935	620,000
Proceeds from line of credit	231,048	-
Payments on notes payable, related party	(20,000)	(20,000)

Net Cash Provided By Financing Activities	1,109,983	600,000

Net Increase (Decrease) In Cash and Cash Equivalents	82,911	(119,527)

Cash and Cash Equivalents - Beginning of Period	19,055	132,309

Cash and Cash Equivalents - End of Period	$101,966	$12,782

Supplemental Cash Flow Information:
Noncash operating and financing activities:
Forgiveness of accounts payable due to USMC	$(15,853)	$-
Vendors paid for on behalf of the Company by USMC	$8,320	$6,296
Expenses paid for on behalf of the Company by USMC	$7,533	$-
Due to affiliates exchanged for convertible debt	$-	$1,355,355
Convertible debt converted to common stock	$-	$2,464,262
Accrued interest converted to common stock	$-	$108,909
Director compensation - accrued as convertible debt converted to common stock	$36,000	$30,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Corporate Overview

PureBase Corporation (“PureBase” or the “Company”) was incorporated in the State of Nevada on March 2, 2010. The Company is an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States through its two subsidiaries, PureBase Agricultural, Inc., a Nevada corporation (“PureBase AG”), and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“PureBase AM”), respectively.

The Company’s headquarters is in Ione, California.

Agricultural Sector

The Company develops specialized fertilizers, sun protectants, soil amendments, and bio-stimulants for organic and non-organic sustainable agriculture. The Company has developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants, and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. The Company is building a brand family under the parent trade name “PureBase,” consisting of its PureBase Shade Advantage (WP) product, a kaolin-clay based sun protectant for crops and Humic Advantage, a humic acid product derived from leonardite.

Construction Sector

The Company has been developing and testing a kaolin-based product that it believes will help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). The Company is developing an SCM that it believes can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believes there are significant opportunities for high-quality SCM products in the construction materials sector.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2023, the Company had a significant accumulated deficit of $61,645,690 and a working capital deficit of $470,294. For the nine months ended August 31, 2023, the Company had a loss from operations of $8,266,216 and negative cash flows from operations of $900,536. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2023. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded and plans to continue funding these losses primarily with additional infusions of cash from advances from USMC and the sale of equity and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including an additional line of credit and issuances of equity securities or equity-linked securities to USMC and other third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 23, 2022 securities purchase agreement, the March 7, 2023 securities purchase agreement, and a July 10, 2023 line of credit agreement will provide the necessary funding for the Company to continue as a going concern for the next twelve months. The March 23, 2022 securities purchase agreement provides for the issuance by the Company of up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC (See Note 6). The notes bear interest at 5% per annum and any outstanding principal or interest under the notes is convertible into shares of the Company’s common stock, at any time at the option of the noteholder, at a conversion price of $0.39 per share. Currently, the Company has issued $919,209 of convertible notes under the March 23, 2022 securities purchase agreement and may issue an additional $80,791 of convertible notes. The March 7, 2023 securities purchase agreement provides for the issuance by the Company of up to an aggregate of $1,000,000 of two-year convertible promissory notes to USMC (See Note 6). The notes bear interest at 8% per annum and any outstanding principal or interest under the notes are convertible into shares of the Company’s common stock, at any time at the option of the noteholder, at a conversion price of $0.10 per share. Currently, the Company has issued $412,533 of convertible notes under the March 7, 2023 securities purchase agreement and may issue an additional $587,467 of convertible notes under such agreement. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until July 10, 2024 (See Note 12). The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been $231,048 in advances from USMC under the July 10, 2023 line of credit agreement. Currently, there are no other arrangements or agreements for financing and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2022, in our Annual Report on Form 10-K filed on February 28, 2023, with the SEC. The results of the nine months ended August 31, 2023, (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2023.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries PureBase AG and PureBase AM. Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and equity-based transactions at the date of the financial statements and the revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations may be affected.

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

Revenue

The Company accounts for revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company derives revenues from the sale of products from its agricultural sector and construction sector. The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of risk of loss to the customer.

Practical Expedients

As part of ASC Topic 606, the Company has adopted practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied and Partially Unsatisfied Performance Obligations – for all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and therefore is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value provided to the customer of the Company’s performance completed to date. The Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the nine months ended August 31, 2023:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$66,825	$207,570	$51,480	$325,875

Revenue consists of the following by product offering for the nine months ended August 31, 2022:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$192,780	$210,296	$51,460	$454,536

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of August 31, 2023 and November 30, 2022.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of August 31, 2023 and November 30, 2022, the Company has determined that no allowance for doubtful accounts was necessary.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $746,536 in property and equipment, primarily two ball mills, acquired on May 1, 2020. As of August 31, 2023, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and nine months ended August 31, 2023 and 2022.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. The Company incurred shipping and handling costs of $0 during the three months ended August 31, 2023, and 2022.

The Company incurred shipping and handling costs of $2,400 and $0 during the nine months ended August 31, 2023 and 2022, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred and such costs are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising and marketing expenses were $0 for the three months ended August 31, 2023, and 2022. Advertising and marketing expenses were $0 and $15,040 for the nine months ended August 31, 2023, and 2022, respectively.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute all of the Company’s debt and interest payable on the notes based on the Company’s incremental borrowing rate.

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three and nine months ended August 31, 2023 and 2022. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three and nine months ended August 31, 2023 and 2022.

The following table summarizes the stocks that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	August 31, 2023	August 31, 2022

Convertible Notes	6,656,110	1,398,498
Stock Options	128,688,187	62,018,787
Total	135,344,297	63,417,285

	Nine Months Ended,
	August 31, 2023	August 31, 2022

Convertible Notes	6,656,110	1,398,498
Stock Options	128,688,187	62,018,787
Total	135,344,297	63,417,285

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the accompanying condensed consolidated statements of operations.

For stock options issued to employees and members of the Company’s Board of Directors (the “Board”) for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

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

The Company leases its corporate offices. The lease is classified as an operating lease. The Company is a party to a two-year lease with USMC for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 7). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month, with automatic one-month renewals. The remaining weighted average term is 1.2 years. The Company discounted lease payments using its estimated incremental borrowing rate at December 1, 2020. The weighted average incremental borrowing rate applied was 5%.

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

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of August 31, 2023, the Company was not engaged in any mine exploration.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. As of August 31, 2023 and November 31, 2022, the Company did not have any capitalized mineral rights.

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – MINING RIGHTS

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014, US Mining and Minerals Corporation entered into a Purchase Agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. On December 1, 2014, USMC assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement provides for the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and Bureau of Land Management. An initial deposit of $50,000 was paid to the Company and held in escrow and the Purchase Agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to the closing of the sale from US Mining and Minerals Corporation to the Company. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property interest and mining claims on or about October 15, 2015. Mr. Bremer agreed to transfer title to the Company upon payment of $575,000 plus expenses to Mr. Bremer, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company, which is paid by USMC.

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust (the “Trust”), pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”) from the Trust. The Purchase Price plus 5% interest is payable in cash at closing. On April 14, 2022, the agreement was amended to extend the closing date to April 14, 2023. On April 7, 2023, the agreement was amended to extend the closing date to April 1, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	August 31, 2023	November 30, 2022

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	126,536	-
Construction in process	620,000	620,000
	813,700	687,164
Less: accumulated depreciation	(67,164)	(67,164)
Property and equipment, net	$746,536	$620,000

There was no depreciation expense for the three or nine months ended August 31, 2023 and 2022.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,401 of accrued and unpaid interest, which was recorded in Other income on the Statement of Operations. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense on the note was $255 and $1,126 for the nine months ended August 31, 2023, and 2022, respectively. Total interest expense on the note was $0 and $378 for the three months ended August 31, 2023, and 2022, respectively.

A. Scott Dockter – Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2023, the Company paid $20,000 towards the outstanding balance of the note. Total interest expense on the note was $768 and $2,291 for the nine months ended August 31, 2023, and 2022, respectively. Total interest expense on the note was $156 and $586 for the three months ended August 31, 2023, and 2022, respectively. The balance on the note was $8,716 and $38,716 as of August 31, 2023, and November 30, 2022, respectively. There was $41,934 and $41,167 of accrued interest as of August 31, 2023, and November 30, 2022, respectively.

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

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount was $0 for the three and nine months ended August 31, 2023 and August 31, 2022. Total interest expense on Tranche #1 was approximately $0 and $350 for the nine months ended August 31, 2023 and 2022, respectively. There was no interest expense on Tranche #1 for the three months ended August 31, 2023 and 2022.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $0 and $1,412 for the three and nine months ended August 31, 2023 and August 31, 2022, respectively. Total interest expense on Tranche #2 was approximately $0 and $1,500 for the nine months ended August 31, 2023 and 2022, respectively. Total interest expense on Tranche #2 was approximately $0 and $450 for the three months ended August 31, 2023 and 2022, respectively.

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

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $0 and $3,103 for the nine months ended August 31, 2023, and August 31, 2022, respectively. Total interest expense on Tranche #3 was approximately $0 and $1,260 for the nine months ended August 31, 2023 and 2022, respectively. Total interest expense on Tranche #3 was approximately $0 for the three months ended August 31, 2023 and 2022.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. On April 7, 2022, USMC gave notice of conversion of the outstanding principal balance of $822,000 of the December 1, 2020 note, plus accrued interest totaling $55,401 through such date, into 5,483,753 shares of the Company’s common stock. Total interest expense on Tranche #4 was approximately $0 and $17,700 for the nine months ended August 31, 2023 and 2022, respectively. Total interest expense on Tranche #4 was approximately $0 and $7,500 for the three months ended August 31, 2023, and 2022, respectively.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022, USMC gave notice of conversion of the outstanding principal balance of $579,769.39 of the March 17, 2021 note, plus accrued interest totaling $30,656 through such date, into 6,936,656 shares of the Company’s common stock. Total interest expense on Tranche #5 was approximately $0 and $8,800 for the nine months ended August 31, 2023, and 2022, respectively. Total interest expense on Tranche #5 was approximately $0 for the three months ended August 31, 2023, and 2022.

March 14, 2022

On March 14, 2022, in connection with the November 25, 2020 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $884,429 to USMC, with a maturity date of March 14, 2024, (“Tranche #6”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022, USMC gave notice of conversion of the outstanding principal balance of $884,492 of the March 14, 2022 note, plus accrued interest totaling $2,908 through such date, into 10,084,093 shares of the Company’s common stock. Total interest expense on Tranche #6 was approximately $0 and $2,908 for the nine months ended August 31, 2023, and August 31, 2022, respectively. Total interest expense on Tranche #6 was approximately $0 for the three months ended August 31, 2023, and August 31, 2022.

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $17,673 for the nine months ended August 31, 2023. Total interest expense on Tranche #7 was $5,805 for the three months ended August 31, 2023.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $5,256 for the nine months ended August 31, 2023. Total interest expense on Tranche #8 was $1,803 for the three months ended August 31, 2023.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $7,771 for the nine months ended August 31, 2023. Total interest expense on Tranche #9 was $3,970 for the three months ended August 31, 2023.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was $8,318 for the nine months ended August 31, 2023. Total interest expense on Tranche #10 was $8,318 for the three months ended August 31, 2023.

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was $2,635 for the nine months ended August 31, 2023. Total interest expense on Tranche #11 was $2,635 for the three months ended August 31, 2023.

Line of Credit –USMC

July 10, 2023

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of August 31, 2023, there have been $231,048 advances from USMC under the July 10, 2023 line of credit agreement. As of August 31, 2023, the accrued interest on the July 10, 2023 line of credit was $873.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s compensation was increased to $1,500 and is paid monthly. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into the Company’s common stock at a price per share equal to the market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Dr. Kurtis converted $12,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share. As of August 31, 2023, cash fees owed to Dr. Kurtis under the Kurtis Director Agreement were deferred and debt in the amount of $10,000 is owed to Dr. Kurtis.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended August 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$31,500
Short term lease cost	-
Sublease income	-
Net lease cost	$31,500

Operating lease – operating cash flows (fixed payments)	$31,500
Operating lease – operating cash flows (liability reduction)	$28,978
Non-current leases – right of use assets	$49,749
Current liabilities – operating lease liabilities	$40,371
Non-current liabilities – operating lease liabilities	$10,413

Nine Months Ended August 31, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$13,500
Short term lease cost	-
Sublease income	-
Net lease cost	$13,500

Operating lease – operating cash flows (fixed payments)	$13,500
Operating lease – operating cash flows (liability reduction)	$13,113
Non-current leases – right of use assets	$2,843
Current liabilities – operating lease liabilities	$2,981
Non-current liabilities – operating lease liabilities	$-

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended August 31, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	$21,000
2024	31,500
Total future minimum lease payments	52,500
Amount representing interest	(1,716)
Present value of net future minimum lease payments	$50,784

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts as of:

	August 31, 2023	November 30, 2022

Accounts payable	$273,881	$30,078
Accrued interest – related party	90,415	57,266
Accrued compensation	29,634	28,134
Accounts payable and accrued expenses	$393,930	$115,478

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, which is owned by the Company’s majority shareholders and directors, A. Scott Dockter and John Bremer (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by the Company and because Calvanico never exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023, teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief in support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19, 2023. Calvanico’s reply brief was filed on October 4, 2023. A decision regarding the amount of attorney fees to be paid, if any, is expected in November 2023.

Contractual Matters

On November 1, 2013, the Company entered into an agreement with USMC, in which USMC provides various technical evaluations and mine development services for the Company regarding the various mining properties/rights owned by the Company. Terms of services and compensation will be determined for each project undertaken by USMC.

On October 12, 2018, the Company entered into a material supply agreement with USMC, pursuant to which USMC provides designated natural resources to the Company at predetermined prices (See Note 12).

Note 10 - STOCKHOLDERS’ EQUITY

On May 19, 2022, the Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”) for a twelve-month term, pursuant to which Newbridge provided investment banking and corporate advisory services to the Company. As consideration therefor, the Company issued Newbridge 300,000 shares of common stock on June 17, 2022, which shares were subject to a 12-month lockup from the date of issuance. The shares were issued at a fair value of $0.35 per share.

On June 9, 2023, effective April 8, 2023, the Company entered into a one-year advisory agreement with Dr. Karen Scrivener (“Scrivener Agreement”) pursuant to which Dr. Scrivener will provide certain strategic advisory services to the Company. As compensation therefor, on June 9, 2023, Dr. Scrivener was issued 100,000 shares of the Company’s common stock at a fair value of $0.08 per share.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved ten million shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of August 31, 2023, options to purchase an aggregate of 128,688,187 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

On June 3, 2022, in connection with a settlement agreement with Agregen, Robert Hurtado, James Todd Gauer and John Gingerich, the Company granted James Todd Gauer an immediately exercisable option to purchase 8,669,400 shares of common stock, the equivalent number of shares of common stock that were surrendered to the Company, at an exercise price of $2.50 per share and a fair value of $1,856,151. The option was valued using the Black-Scholes option pricing model under the assumptions in the below table.

On August 26, 2022, the Company granted immediately exercisable options to purchase an aggregate of 2,223,787 shares of common stock to members of the Board, consultants and employees for services to be performed. The options were issued at an exercise price of $0.24 per share for a total fair value of $522,411. The options were valued using the Black-Scholes option pricing model under the assumptions in the below table.

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

The Company did not grant stock options during the nine months ended August 31, 2023, and granted stock options to purchase an aggregate of 10,893,188 shares of common stock during the nine months ended August 31, 2022.

The weighted average non-vested grant date fair value of non-vested options was $7,278,550 and $10,917,826 at August 31, 2023, and November 30, 2022, respectively.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at November 30, 2021	117,795,000	$0.39
Granted	10,893,188	2.04
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2022	128,688,187	$0.53

Outstanding at November 30, 2022	128,688,187	$0.53
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2023	128,688,187	$0.53

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at August 31, 2023:

		Weighted-	Weighted-
		Average	Average
Exercise	Outstanding	Remaining Life	Exercise	Number
Price	Options	In Years	Price	Exercisable

$0.10	400,000	0.89	$0.10	400,000
0.10	645,000	2.03	0.10	645,000
0.12	50,000	5.07	0.12	50,000
0.24	2,223,787	3.66	0.24	2,223,787
0.36	200,000	2.95	0.36	200,000
0.38	116,000,000	5.09	0.38	116,000,000
2.50	8,669,400	3.76	2.50	8,669,400
3.00	500,000	2.50	3.00	500,000
	128,688,187	4.93	$0.53	128,688,187

The compensation expense attributed to the issuance of the options is recognized as vested options.

The stock options granted are exercisable over various terms from three to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $7,328,400 and $26,137,166 for the nine months ended August 31, 2023, and August 31, 2022, respectively. Total compensation expense related to the options was $2,000 and $7,883,082 for the three months ended August 31, 2023, and August 31, 2022, respectively. As of August 31, 2023, there was no future compensation cost related to non-vested stock options.

As of August 31, 2023, the aggregate intrinsic value of the total outstanding and exercisable options was $31,155, which was based on an estimated fair value of the Company’s common stock of $0.13 as of such date. and which represents the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closed bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,401 of accrued and unpaid interest. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense on the note was $255 and $1,126 for the nine months ended August 31, 2023, and 2022, respectively. Total interest expense on the note was $0 and $378 for the three months ended August 31, 2023, and 2022, respectively.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company which A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, each own 33%, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the nine months ended August 31, 2023 and 2022, the Company made $81,444 and $85,343 purchases from USMC, respectively. No services were rendered by USMC for the nine months ended August 31, 2023 and 2022. In addition, during the nine months ended August 31, 2023 and 2022, USMC paid $20,836 and $6,296, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. During the nine months ended August 31, 2023 and 2022, USMC made cash advances to the Company of $1,125,000 and $620,000, respectively, which are recorded as part of due to affiliates and convertible notes payable, related party on the Company’s condensed consolidated balance sheets. All amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock pursuant to the September 5, 2019 Debt Exchange Agreement, the November 25, 2020 Securities Purchase Agreement (See Note 6) and the April 7, 2022 Securities Purchase Agreement (See Note 6). The Company had a balance due of $878,767 and $0 to USMC on August 31, 2023, and November 30, 2022, respectively.

USMC Notes

The Company has entered into various securities purchase agreements with USMC pursuant to which USMC may purchase the Company’s unsecured convertible promissory notes (See Note 6). The outstanding balance on the convertible notes due to USMC was $1,525,676 and $610,889 on August 31, 2023 and November 30, 2022, respectively. Interest expense on the convertible notes due to USMC totaled $41,654 and $5,934 for the nine months ended August 31, 2023, and 2022, respectively. Interest expense on the convertible notes due to USMC totaled $22,790 and $5,934 for the three months ended August 31, 2023, and 2022, respectively.

USMC Line of Credit

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until July 10, 2024 (See Note 6). The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been $231,048 in advances from USMC under the July 10, 2023 line of credit agreement.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement was three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Supply Agreement for a material breach which is not cured within 90 days. For the nine months ended August 31, 2023 and 2022, the Company purchased $81,444 and $72,236, respectively, under the Supply Agreement. For the three months ended August 31, 2023, and 2022, the Company purchased $47,080 and $72,236, respectively, under the Supply Agreement. Since April 22, 2020, the Company has purchased $339,886 of materials under the Supply Agreement.

US Mine LLC

On May 27, 2021, the Company entered into the Materials Extraction Agreement with US Mine, LLC, pursuant to which the Company acquired the right to extract up to one hundred million of certain raw clay materials. The Materials Extraction Agreement is effective until one hundred million tons of material are extracted. As compensation for the right, the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at the rate of 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company’s common stock is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of such initial trading date, and (iii) the remaining 25% on or after the twelve-month anniversary of such initial trading date. In addition, the Company will pay US Mine, LLC a royalty fee of $5.00 per ton of materials extracted and any royalty not paid in a timely manner with be subject to 15% interest per annum and compounded monthly.

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, as further amended on June 17, 2022, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. For the three and nine months ended August 31, 2023, the Company expensed $1,841,389 and $7,326,402, respectively, in stock-based compensation expense related to the issuance of the option on October 16, 2021, to US Mine LLC under the Amendment.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2023, the Company paid $20,000 towards the outstanding balance of the note. Total interest expense on the note was $768 and $2,291 for the nine months ended August 31, 2023, and 2022, respectively. Total interest expense on the note was $156 and $586 for the three months ended August 31, 2023, and 2022, respectively. The balance on the note was $8,716 and $38,716 as of August 31, 2023, and November 30, 2022, respectively. There was $41,934 and $41,167 of accrued interest as of August 31, 2023, and November 30, 2022, respectively.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s compensation was increased to $1,500 and is paid monthly. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter.

On June 9, 2023, effective April 8, 2023, the Company entered into the Scrivener Agreement pursuant to which Dr. Scrivener will provide certain strategic advisory services to the Company. As compensation therefor, Dr. Scrivener was issued 100,000 shares of the Company’s common stock on June 9, 2023, at a fair value of $0.08 per share.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the term for an additional two years to November 1, 2024, and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month,

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of August 31, 2023, and November 30, 2022, the Company had no deposits over the FDIC insured limit.

Revenues

Four customers accounted for 98% of total revenues for the nine months ended August 31, 2023, as set forth below:

Customer A	45%
Customer B	20%
Customer C	17%
Customer D	16%

Four customers accounted for 99% of total revenues for the nine months ended August 31, 2022, as set forth below:

Customer A	42%
Customer B	29%
Customer C	16%
Customer D	12%

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of August 31, 2023, as set forth below:

Customer A	82%
Customer B	18%

There were no accounts receivable as of November 30, 2022.

Vendors

Three suppliers accounted for 61% of purchases during the nine months ended August 31, 2023, as set forth below:

Vendor A	36%
Vendor B	15%
Vendor C	10%

Five suppliers accounted for 88% of purchases during the nine months ended August 31, 2022, as set forth below:

Vendor A	29%
Vendor B	18%
Vendor C	17%
Vendor D, a related party	13%
Vendor E	11%

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after August 31, 2023 through the date the condensed consolidated financial statements were filed. During this period the Company did not have any material reportable subsequent events other than those stated below:

Effective September 11, 2023, Brady Barto was appointed to serve on the Company’s board of directors and entered into a twelve-month director agreement with the Company, which automatically renews unless Mr. Barto gives 30 days prior written notice of his desire not to renew the agreement. Pursuant to the agreement, Mr. Barto will be paid $1,000 per month for serving as a director, which shall accrue as debt until the Company has its first cash flow positive month. At the completion of the term of the agreement or if Mr. Barto has been removed or resigned, any accrued amount owed will be paid in shares of the Company’s common stock at the lower of $0.15 per share or the 20-day volume weighted average price from the date of termination or resignation. Also on September 11, 2023, Mr. Barto was granted a five-year option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share which become exercisable one year from the date of grant. Mr. Barto is the son of Craig Barto who, together with John Bremer, a director and A. Scott Dockter, the Company’s Chief Executive Officer and a director, are owners of US Mine Corp. and US Mine LLC.

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

As used in this Quarterly Report and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to PureBase Corporation and its wholly-owned subsidiaries, PureBase Agricultural, Inc., a Nevada corporation (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“PureBase AM”).

Business Overview

We are an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States, through our two subsidiaries, PureBase AG, and PureBase AM, respectively. The Company has not yet commenced mining operations and relies on US Mine LLC for its raw materials.

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

We utilize the services of US Mine Corporation(“USMC”) for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by USMC.

A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also officers, directors and owners of USMC.

Recent Developments

USMC Line of Credit

On July 10, 2023, the Company entered into a line of credit agreement with USMC which provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until July 10, 2024 (the “Line of Credit”). The note accrues interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of August 31, 2023, there have been advances of $231,048 from USMC and $873 in accrued interest.

New Director

Effective September 11, 2023, Brady Barto was appointed to serve on the Company’s board of directors and entered into a twelve-month director agreement with the Company, which automatically renews unless Mr. Barto gives 30 days prior written notice of his desire not to renew the agreement. Pursuant to the agreement, Mr. Barto will be paid $1,000 per month for serving as a director, which shall accrue as debt until the Company has its first cash flow positive month. At the completion of the term of the agreement or if Mr. Barto has been removed or resigned, any accrued amount owed will be paid in shares of the Company’s common stock at the lower of $0.15 per share or the 20-day volume weighted average price from the date of termination or resignation. Also on September 11, 2023, Mr. Barto was granted a five-year option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share which become exercisable one year from the date of grant. Mr. Barto is the son of Craig Barto who, together with John Bremer, a director and A. Scott Dockter, the Company’s Chief Executive Officer and a director, are owners of US Mine Corp. and US Mine LLC.

Results of Operations

Comparison of the Three Months Ended August 31, 2023 to the Three Months Ended August 31, 2022

	August 31,	August 31,
	2023	2022	Variance
Revenue, net	$207,243	$226,060	$(18,817)

Cost of goods sold	44,080	34,329	9,751

Operating income	$163,163	$191,731	$(28,568)

Operating Expenses:
Selling, general and administrative	288,487	348,925	(60,438)
Stock based compensation	2,000	7,883,082	(7,881,082)
Loss from operations	(127,324)	(8,040,276)	7,912,952
Other income (expense)	-	-	-
Interest expense	(24,702)	(1,038)	(23,664)
Net Loss	$(152,026)	$(8,041,314)	$7,889,288

Revenues

Revenue decreased by $18,817, or 8%, for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022. This decrease was primarily due to a decrease in purchases by the Company’s customers during the three months ended August 31, 2023.

Cost of Goods Sold

Cost of goods sold increased by $9,751, or 28%, for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022, directly corresponding with the decrease in revenue during the three months ended August 31, 2023.

Operating Expenses

Total operating expenses decreased by $7,941,520, or 96%, for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022. The decrease in operating expenses was primarily due to a decrease in stock-based compensation of $7,881,082 for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022.

As of April 2023, the Company no longer expensed the option to purchase an aggregate of 116,000,000 shares of common stock issued to US Mine LLC on October 6, 2021, which resulted in a decreased stock-based compensation expense during the three months ended August 31, 2023 compared to the three months ended August 31, 2022.

Other Income

There was no change in other income for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022.

Interest Expense

Interest expense increased by $23,664 for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022, primarily due to increased borrowing from USMC.

Comparison of the Nine Months Ended August 31, 2023, to the Nine Months Ended August 31  , 2022.

	August 31,	August 31,
	2023	2022	Variance
Revenue, net	$325,875	$454,536	$(128,661)

Cost of goods sold	93,149	125,611	(32,462)

Operating income	$232,726	$328,925	$(96,199)

Operating Expenses:
Selling, general and administrative	1,170,542	918,053	252,489
Stock based compensation	7,328,400	26,137,165	(18,808,765)
Loss from operations	(8,266,216)	(26,726,293)	18,460,077
Other income (expense)	310,401	2,007	308,394
Interest expense	(46,226)	(32,949)	(13,277)
Net Loss	$(8,002,041)	$(26,757,235)	$18,755,194

Revenues

Revenue decreased by $128,661, or 28%, for the nine months ended August 31, 2023, as compared to the nine months ended August 31, 2022. This decrease was primarily due to a decrease in purchases by the Company’s customers during the nine months ended August 31, 2023.

Cost of Goods Sold

Cost of goods sold expenses decreased by $32,462, or 26%, for the nine months ended August 31, 2023, as compared to the nine months ended August 31, 2022, directly corresponding with the decrease in revenue during the nine months ended August 31, 2023.

Operating Expenses

Total operating expenses decreased by $18,556,276, or 69%, for the nine months ended August 31, 2023, as compared to the nine months ended August 31, 2022. The decrease in operating expenses was primarily due to a decrease in stock-based compensation of $18,808,763 for the nine months ended August 31, 2023, as compared to the nine months ended August 31, 2022.

As of April 2023, the Company no longer expensed the option to purchase an aggregate of 116,000,000 shares of common stock issued to US Mine LLC on October 6, 2021, which resulted in a decreased stock-based compensation expense during the nine months ended August 31, 2023 compared to the nine months ended August 31, 2022.

Other Income

Other income increased by $308,394 for the nine months ended August 31, 2023, as compared to the nine months ended August 31, 2022, primarily due to a legal settlement of $275,000, and gain on forgiveness of debt and accrued interest in the amount of $35,401.

Interest Expense

Interest expense increased by $13,277, or 40%, for the nine months ended August 31, 2023, as compared to the nine months ended August 31, 2022, primarily due to increased borrowing from USMC.

Liquidity and Capital Resources

As of August 31, 2023, we had cash on hand of $101,966 and a working capital deficiency of $470,294, as compared to cash on hand of $19,055 and a working capital deficiency of $620,290 as of November 30, 2022. The decrease in working capital deficiency is primarily a result of an increase in cash of $82,91l, accounts receivable increase of $100,270 and an increase in prepaid expenses and other assets of $9,804.

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

On May 31, 2023, in connection with the securities purchase agreement with USMC, dated March 20, 2023, the Company issued an 8% convertible promissory note in the principal amount of $412,533 to USMC, which matures on May 31, 2025. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder at a conversion price of $0.10 per share.

The Company has a Line of Credit with USMC for up to $1,000.000.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through August 31, 2023 of $61,645,690, negative cash flows from operating activities of $900,536 and a working capital deficiency of $470,294. During the nine months ended August 31, 2023, the Company received net cash proceeds of $1,125,000 from USMC and USMC paid $20,836 to vendors on behalf of the Company. If the Company does not generate additional revenue and obtain equity and debt financing from USMC or other third parties, it will not have sufficient cash to meet its obligations for the next twelve months, following the date of this Quarterly Report. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report.

Working Capital Deficiency

	August 31,	November 30,
	2023	2022
Current assets	$216,771	$23,786
Current liabilities	687,065	644,076
Working capital deficiency	$(470,294)	$(620,290)

The increase in current assets as of August 31, 2023, is primarily due to the increase of cash of $82,911 and an increase in accounts receivable of $100,270. The increase in current liabilities is primarily a result of a reduction in settlement liability from $400,000 to $125,000, partially offset by an increase in accounts payable and accrued expenses of $278,453.

Cash Flows

	Nine Months Ended August 31,
	2023	2022
Net cash used in operating activities	$(900,536)	$(720,527)
Net cash used in investing activities	(126,536)	-
Net cash provided by financing activities	1,109,983	600,000
Increase (decrease) in cash	$82,911	$(119,527)

Operating Activities

Net cash used in operating activities was $900,536 for the nine months ended August 31, 2023, primarily due to a net loss of $8,002,041, which primarily consisted of a non-cash expense of $7,328,402 related to stock-based compensation cost, professional fees of $670,528 and wages of $383,911, partially offset by an increase of $275,000 in a settlement liability.

Investing Activities

Net cash used in investing activities was $126,536 for the nine months ended August 31, 2023, as compared to no investing activities during the nine months ended August 31, 2022. The increase was primarily due to the increase investment in new material testing and manufacturing plant, this recorded under property and equipment, net.

Financing Activities

For the nine months ended August 31, 2023, net cash provided by financing activities was $1,109,983, consisting of $898,935 which was advanced to the Company by USMC and recorded as part of convertible notes payable, related party on the Company’s balance sheet and $231,048 from a line of credit from USMC. The increase from the advance and the line of credit was partially offset by $20,000 of principal payments on the note due to A. Scott Dockter.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of August 31, 2023 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by the Company and because Calvanico never exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023, teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief in support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19, 2023. Calvanico’s reply brief was filed on October 4, 2023. A decision regarding the amount of attorney fees to be paid, if any, is expected in November 2023.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company other than noted below.

On June 9, 2023, the Company issued 100,000 shares of common stock to Karen Scrivener for serving on the Company’s advisory board.

On June 20, 2023, the Company issued an option to purchase 350,000 shares of common stock at an exercise price of $0.10 per share to Jeffrey Guzy for serving on the Company’s board of directors.

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

Date: October 13, 2023

