Form 10-K
period 2023-11-30
PureBase Corp
filed 2024-02-28
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,163,891. Solely for purposes of this disclosure, shares of common equity held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 28, 2024, there were 239,740,928 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

We undertake no obligation to update or revise forward-looking statements except as required by law.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our,” refer to PureBase Corporation and its wholly-owned subsidiaries, PureBase Agricultural, Inc., a Nevada corporation (“PureBase AG”) and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“Purebase AM”).

Corporate History

The Company was incorporated in the State of Nevada on March 2, 2010, under the name Port of Call Online, Inc. to create a web-based service that would offer boaters an easy, convenient, fun, easy to use, online resource to help plan and organize their boating trips. Pursuant to a corporate reorganization consummated on December 23, 2014, the Company changed its business focus to the identification, acquisition, development and full-scale exploitation of industrial and natural mineral properties in the United States for the development of products for the construction and agriculture markets. In line with this business focus, the Company changed its name to PureBase Corporation in January 2015.

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

We utilize the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by USMC. A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also officers, directors and owners of USMC and US Mine LLC.

We obtain certain raw clay materials from USMC through a materials extraction agreement with US Mine LLC. US Mine LLC owns the mining property which USMC leases. USMC pays US Mine LLC a royalty, for which the Company reimburses USMC.

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

Industry Overview

The overview below shows the size and scope of the crops that could potentially use products that we develop:

California’s Top 10 Agricultural Commodities in 2022

According to the California Department of Food and Agriculture (“CDFA”), California’s agricultural abundance includes more than 400 commodities and over a third of the country’s vegetables and nearly three-quarters of the country’s fruits and nuts are grown in California. California’s top-10 valued commodities for the 2022 crop year are:

●	Dairy Products, Milk — $10.40 billion
●	Grapes — $5.54 billion
●	Cattle and Calves — $3.63 billion
●	Almonds — $3.52 billion
●	Lettuce — $3.15 billion
●	Strawberries — $2.68 billion
●	Pistachios — $1.86 billion
●	Broilers — $1.59 billion
●	Tomatoes — $1.46 billion
●	Carrots — $1.11 billion

According to the CDFA, in 2022 California’s farms and ranches received $55.9 billion in cash receipts for their output. This represents an 8.8% increase in cash receipts compared to the previous year.

According to the CDFA, California agricultural exports totaled $22.5 billion in 2021, an increase of 7.0% from 2020. Top commodities for export included almonds, dairy and dairy products, pistachios, walnuts and wine. California’s agricultural export statistics are produced by the University of California, Davis, Agricultural Issues Center. California organic product sales totaled $14.0 billion in 2021, an increase of 16.4% from the prior year, according to the CDFA. Organic production encompasses over 2.13 million acres in the state and California is the only state in the U.S. with a United States Department of Agriculture (“USDA”) National Organic Program according to the CDFA.

North America humic acid market size was valued at $230 million in 2022 and is expected to grow at a compounded annual growth rate over 13.2% from 2022 to 2032 according to forecast by Spherical Insight, a market research firm.

In 2022, as per the USDA, the estimated number of farms in the U.S. were 2,002,700, representing a decline of 9,350 farms from 2021. The total land in farms decreased by 1,900,000 acres in the same period. We believe that this decline will drive farmers to improve crop yields within more limited space. We believe that humic acid can improve yield rates by enhancing soil texture, nutrient buffering capacity, water retention characteristics, and plant growth by enabling efficient uptake of nutrients from soil. We believe that humic acid aids in fighting soil erosion by increasing the ability of soil colloids to combine and by enhancing root system and plant development and can also reduce water salination issues raised in the use of water-soluble mineral fertilizers.

According to the latest research report by Global Market Insights Inc., the North America Humic Acid Market was estimated at $250 million in 2020 and is poised to reach around $580 million by 2027, registering with a CAGR of 12.8% from 2021 to 2027. Propelled by widespread application of humic acid as fertilizer in agricultural production, the fertilizer use segment is expected to progress at around 12.5% CAGR over the analysis timeline. The row crops segment is likely to expand at a stable CAGR over the review timespan. Humic acid offers several benefits, including better efficiency, enhanced soil health, and improved crop quality and yields, which is anticipated to fuel segmental progress in the forthcoming years.

Distribution

We distribute Shade Advantage WP through several large agricultural distribution companies and co-ops including Helena Agri-Enterprises, LLC, Brandt, and Aligned Ag Distributors. Through this network of distribution companies, our products reach farmers and growers in the agricultural industry. We also private label the Crop White II product for Brandt. The Company no longer produces the SulFe Hume Si product.

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

Agricultural Products Certifications

All sales of agricultural products have to be registered in order to be sold, distributed and/or applied in farming operations. Standards for registration are set and regulated by the USDA at the federal level. All state agencies must also comply with federal guidelines. There are guidelines for the registration and labelling of the products for agriculture use, some of which are federal, others are State. Our organic product, PureBase Shade Advantage WP, must meet several additional qualifications in order to become registered.

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

Construction Sector

We have been developing and testing a kaolin-based product that we believe will help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). We are developing SCMs for the construction material markets, particularly the cement markets that we believe can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, we believe there are significant opportunities for high-quality SCM products in the construction-materials sector.

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

The Portland Cement Association (“PCA”) forecast a 3.5% decrease in cement consumption in 2023 over 2022. However, the PCA forecasts a 4.3% increase in 2024, a 3.6% increase in 2025, and a 3.8% increase in 2026. According to the PCA, the U.S. is also set to spend $1 trillion on new and rehabilitated infrastructure projects which we believe would consume 46 Metric Tons of cement over a five-year program. Over a quarter of this amount would be used on roads, bridges and resiliency structures.

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

Currently in the western U.S., there are coal burning plants in Nevada, Utah, Oregon, and Washington. There are coal burning plants in Mexico and India from which fly ash can be imported. Other potential competitors are steel mills from which slag is produced as a byproduct of production (which is also a material that can replace fly ash.).

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

Mining Environmental Regulations

While we are not at present engaged in mining activities, such activities, including drilling, mapping and development and production activities are subject to environmental laws, policies and regulations. These laws, policies and regulations affect, among other matters, emissions to the air, discharges to water, management of waste, management of hazardous substances, protection of natural resources, protection of endangered species, protection of antiquities and reclamation of mined land. Legislation and implementation of regulations adopted or proposed by the United States Environmental Protection Agency (“EPA”), the BLM and by comparable agencies in various states, directly and indirectly affect the mining industry in the United States. These laws and regulations address the environmental impact of mining and mineral processing, including potential contamination of soil and water from tailings, discharges and other wastes generated by the mining process. In particular, legislation such as the Clean Water Act, the Clean Air Act, the Federal Resource Conservation and Recovery Act (“RCRA”), and the National Environmental Policy Act require analysis and/or impose effluent standards, new source performance standards, air quality standards and other design or operational requirements for various components of mining and mineral processing, including natural resource mining and processing of the type presently or to be conducted by the Company or through USMC. Such statutes also may impose liability on mine developers for remediation of waste they have created.

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

Employees

The Company currently has seven full-time employees. We currently anticipate hiring additional employees for the Company’s production operations, subject to sufficient funding, if our product development and distribution programs continue to expand.

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

Risks Related to Our Business

We are an early stage company which makes the evaluation of our future business prospects difficult.

We changed our business focus to our current business of developing agricultural and natural resources as a result of a reorganization with our wholly owned subsidiary PureBase AG in December 2014, and only commenced selling our agricultural products during 2017 and began developing an SCM for the construction materials market in 2019. We have not yet achieved profitable operations.

Our success is dependent upon the successful development of suitable mineral projects, establishing our production capability and establishing a customer base for our agricultural products. Any future success will depend upon many factors, including factors beyond our control which cannot be predicted at this time. These factors may include changes in or increased levels of competition; the availability and cost of bringing mineral projects into production; the amount of agricultural and/or natural resources available and the market price of and the uses for such minerals. These factors may have a material adverse effect upon our business operating results and financial condition.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our audited consolidated financial statements as of November 30, 2023, have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and generating negative cash flows from operations for the foreseeable future and our significant working capital deficiency, accumulated deficit and net loss for the year ended November 30, 2023, expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of November 30, 2023, we had an accumulated deficit of $62,730,978 and a working capital deficit of $1,493,349. For the fiscal year ended November 30, 2023, we had a net loss from operations of $9,087,329 and negative cash flows from operations of $1,124,290. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future as we execute our development plans for 2024, as well as other potential strategic and business development initiatives. We have previously funded and plan to continue funding these losses primarily through the sale of equity and debt. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate sufficient revenue to fund our operations. There can be no assurance that we will be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital for the foreseeable future in order to continue operations and realize our business plans, the failure of which could adversely impact our operations.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses and financing costs. As of November 30, 2023, we had liabilities of $3,040,031 and a working capital deficiency of $1,493,349. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. During the year ended November 30, 2023, the Company has issued $914,788 of convertible notes to USMC and has used $346,735 of a $1,000,000 line of credit with USMC. There are no other commitments to provide us with financing. If we are unable to obtain additional financing from USMC or other sources, we may have to suspend operations, sell assets and will not be able to execute our plan of operations. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. Our inability to secure capital to fund exploration and, if warranted, development costs for our mineral resources would create a competitive cost disadvantage in the marketplace which would have a material adverse effect on our operations and potential profitability.

We have been completely dependent on a related party for operating capital and will be for the foreseeable future.

Our sales are small and do not provide us with the funds necessary for continuing operations. We have been dependent on USMC to provide funding to us through notes payable and a line of credit, and there is no assurance that they will continue to do so in the future. If USMC decides to no longer fund us or if we are unable to raise funds either through debt through a third party or through an equity raise, then we will not be able to continue operations.

External factors, including the complex permitting process may result in delays or not receiving permits at all.

While our supplier, USMC, has considerable experience in the mining permitting process, permitting procedures are complex, costly, time consuming and subject to potential regulatory delay. USMC may not be able to obtain permits required for our projects in a timely manner, on reasonable terms, or at all. If we, or our third-party suppliers, cannot obtain or maintain the necessary permits, or if there is a delay in receiving such permits, our timetable and business plan for development and mining of these properties or those of third-party suppliers could be adversely affected.

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

If and when the execution of our plan of operations, including marketing plans and business strategies further develop, we may need to recruit additional managerial, operational, sales and marketing, financial, IT and other personnel. If we are not able to effectively expand our company by hiring new employees and expanding our consultants and contractors, we may not be able to successfully implement the tasks necessary to achieve our marketing, research, development, and expansion goals.

We depend solely on a single third party for mining services and our operations could be adversely affected if we cannot negotiate further service agreements.

We currently rely, and for the foreseeable future will continue to rely, solely on USMC, a company controlled by our Chief Executive Officer and a director, for our mining services under a mining services agreement. There can be no assurance that mining services provided by USMC will continue to be available to us or available to us on favorable terms after the end of the service agreement’s term. If we are unable to extend the mining service agreement or find another mining service provider our business operations may be interrupted.

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

Our officers and directors are able to control our company and may have different interest than our stockholders.

Our officers and directors and their affiliates own approximately 74% of the common stock of our company, not including shares that they may have the rights to acquire pursuant to options or other derivative securities. As a result, they have significant influence over our management and affairs and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

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

At the present time we are aware of other companies providing similar agricultural and natural resources as ours. In addition, other entities not currently offering the minerals or product uses similar to ours may enter the industrial and agricultural markets. Our natural resources and products will also have to compete with established companies providing minerals (such as fly ash for use in making cement) which are already in commercial and agricultural use. Any such competitors would likely have greater financial, mining production, production facilities, marketing and sales resources than us. Increased competition may result in pricing pressures and the inability to increase market share, which may have an adverse effect on our business, operating results and financial condition.

At present, our sales are concentrated within a few customers and the loss of any one customer could result in decreased revenue, increased losses and significant cash flow problems.

Our sales are presently concentrated within a few customers. If any of these customers choose to no longer be a customer, in particular, the customers that provide the most significant percentage of revenue, for any reason, and these customers are not replaced, we will sustain additional losses as our fixed cost base will be left uncovered and consume working capital leading to significant cash flow problems.

An increase in the price of natural resources will adversely affect our results of operations.

Our business plan is based on current development costs and current prices of the natural resources being developed or purchased by us. However, the price of minerals can be very volatile and subject to numerous factors beyond our control including industrial and agricultural demand, inflation, the supply of certain minerals in the market, and the costs of mining, refining and shipping of the minerals. Since we will be obtaining all of its minerals from third party suppliers, any significant increase in the price of these natural resources will have a materially adverse effect on the results of our operations unless we are able to offset such a price increase by implementing other cost cutting measures or passing such increases on to our customers. While we have attempted to secure stable pricing and supply pursuant to our mining agreement with USMC, there is no assurance that we will not incur future price increases or supply shortages of its raw materials.

We may lose rights to properties if we fail to meet payment requirements or development and/or production schedules.

The Company does not own or operate any mining properties. The rights to our mineral resources derive from leaseholds or purchase mining rights which require the payment of royalties, rent, minimum development expenditures or other installment fees or specified expenditures. If we fail to make these payments/expenditures when they are due, our mineral rights to the property may be terminated. This would be true for any other mineral rights which require payments to be made in order to maintain such rights. Some contracts with respect to mineral rights we may acquire may require development or production schedules. If we are unable to meet any or all of the development or production schedules, we could lose all or a portion of our interests in such properties. Moreover, we may be required in certain instances to pay for government permitting or posting reclamation bonds in order to maintain or utilize our mineral rights in such properties. Because our ability to make some of these payments is likely to depend on our ability to generate internal cash flow or obtain external financing, we may not have the funds necessary to meet these development/production schedules by the required dates which would result in our inability to use the properties.

Management may be unable to implement its business strategy resulting in diminished returns and sustained losses.

Our business strategy is to develop and extract or obtain certain minerals which we believe can have significant commercial applications and value. Our business strategy also includes developing new uses and products derived from these mineral resources, such as the use of pozzolan as an ingredient for cement or sulfate and Humate for agricultural uses. There is no assurance that we will be able to identify and/or develop commercially viable uses for the mineral resources we will be mining or obtaining. In addition, even if we identify and/or develop commercial uses and markets for our minerals, the time and cost of mining or otherwise obtaining, refining, blending and distributing such minerals may exceed our expectations or, when developed, the amount of minerals available may fall significantly short of our expectations thus providing a lower return on investment or a loss.

We have not yet established sustained and increasing sales from our customer base or distribution system.

Despite expanding our established customer base and distribution system for our agricultural products in fiscal 2022, sales decreased in fiscal 2023. We have initiated closer relationships with our Arizona and California distributors in the agricultural sector in an effort to increase sales. We have a presence in digital space through LinkedIn and Facebook. To date, we have one long term supply contract for our minerals and agricultural products with USMC. Our inability to attract additional customers for our agricultural products, to deliver products in a time and cost-effective manner or develop our SCM business would have an adverse effect on our results of operations and the growth of our business.

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

Our Articles of Incorporation authorizes the issuance of 520,000,000 shares of common stock of which as of February 28, 2024, 239,740,928 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services, conversion of debt, equity financing or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

In recent years, there have been several changes in laws, rules, regulations, and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Sarbanes-Oxley and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. Compliance may result in higher costs necessitated by required disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and professional services expenses, and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We have reported material weaknesses in internal controls over financial reporting as of November 30, 2023, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

Section 404 of Sarbanes-Oxley requires us to evaluate the effectiveness of our internal control over financial reporting every quarter and as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in the conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

Office Facilities

We leased our 1,000 square feet of office space, located in Ione, California from USMC for $1,500 per month through October 2022. Effective November 1, 2022 the lease was amended to extend the term through October 2024, and to add an additional 700 square feet, for $3,500 per month, with automatic one month renewals. A. Scott Dockter, our President and Chief Executive Officer, and John Bremer, a director, each own 33% of USMC.

Mineral Properties and Interests

Company Right to Acquire Properties

Snow White Mine in San Bernardino County, CA

On November 28, 2014 US Mining and Minerals Corporation entered into a purchase agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Company’s Reorganization, on December 23, 2014, USMC, assigned its rights and obligations under the purchase agreement to the Company pursuant to an assignment of purchase agreement. The purchase agreement provides for the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing for the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the BLM. An initial deposit of $50,000 was paid to escrow, and the purchase agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company in order to maintain its purchase rights.

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

On September 5, 2019, our Board approved the discontinuance of all mining and related activities at the Snow White Mine project.

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a trust controlled by John Bremer, a director of the Company, pursuant to which the Company agreed to purchase the Snow White Mine for $836,000 plus 5% interest payable at the closing which must occur at any time before April 1, 2022. On April 14, 2022, the agreement was amended to extend the closing date to April 14, 2023. On April 7, 2023, the agreement was further amended to extend the closing date to April 1, 2024.

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

Esmeralda Project’s leased property contains mining property known as the “Chimney 1 Potassium/Sulfur Deposit” which consists of 15.5 acres of land fully permitted for mining operation which is situated within 2,500 acres under a Federal Mineral Preference Rights Lease. The project has an approved Reclamation Plan – Nevada Division of Environmental Protection Permit #0192 – and an approved Plan of Operations, BLM Case Number N65-99-001P. There is a reclamation bond in place in the amount of $47,310. The BLM is the bond holder.

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

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. On February 14, 2020, the Company requested in writing that Calvanico exercise his stock options within 30 days. Calvanico failed to do so. To date, Calvanico has not exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023 teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief in support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19, 2023. Calvanico’s reply brief was filed on October 4, 2023. On February 6, 2024, the Company agreed to pay $618,000 to be paid in six equal monthly payments of $103,000 each with the first payment on February 8, 2024.

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

The Company and its mining service provider, USMC, as natural resource mining operators, are required to report certain mine safety violations or other regulatory matters as mandated by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K. Currently, the Company does not engage in any mining activities and all mining properties are inactive. There are currently no such violations or regulatory matters to report.

Since the Company has only conducted limited mining operations, only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company’s remaining mining projects have not been inspected by MSHA. The Company or its project operators have not received any citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities during the year ended November 30, 2023.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Tier under the symbol “PUBC.” On February 27, 2024, the closing price of our common stock reported by the OTC Pink Tier was $0.07 per share.

Holders of Common Stock

As of February 27, 2024, there were 99 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of November 30, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,268,787	$0.12	5,731,213
Equity compensation plans not approved by security holders (2)	125,169,400	$0.53	-

(1)	Represents options to purchase (i) 50,000 shares of common stock granted to a consultant for services provided under the 2017 Stock Option Plan and (ii) options to purchase 4,218,787 shares of common stock granted to employees and directors under the 2017 Stock Option Plan

(2)	Represents options to purchase (i) 300,000 shares of common stock granted to our former Chief Financial Officer for services provided to the Company prior to implementation of the 2017 Stock Option Plan, (ii) 200,000 shares of common stock granted to a former employee for services provided to the Company prior to implementation of the 2017 Stock Option Plan, (iii) 116,000,000 shares of common stock issued to USMC as compensation under the Materials Extraction Agreement, and (iv) 8,669,400 shares of common stock issued to James Todd Gauer as part of a legal settlement.

2017 Stock Option Plan

The Board of Directors approved the Company’s 2017 Stock Option Plan (the “2017 Plan”) on November 10, 2017, and the Company’s stockholders approved the 2017 Plan on November 10, 2017. The 2017 Plan provides for stock-based and other awards to the Company’s employees, consultants and directors.

The maximum number of shares of our common stock that may be issued under the 2017 Plan is 10,000,000 shares, which may be replenished and will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2018, and ending on (and including) January 1, 2026, in an amount equal to the greater of (i) 10% of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (ii) 10,000,000 shares. As of the date of this Report, 5,731,213 shares of the Company’s common stock are available for issuance under the 2017 Plan.

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

On April 8, 2023, the Company granted an immediately exercisable five-year options to purchase 350,000 shares of common stock with an exercise price of $0.10 per share to a director.

On August 10, 2023, the Company granted an immediately exercisable five-year options to purchase 200,000 shares of common stock with an exercise price of $0.15 per share to a director.

On September 13, 2023, the Company granted an immediately exercisable five-year options to purchase 200,000 shares of common stock with an exercise price of $0.15 per share to a director.

On January 31, 2024, the Company issued an aggregate of 8,877,923 shares of common stock upon the conversion of five promissory notes by USMC for an aggregate principal amount of $1,525,676 and aggregate interest of $87,211.

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

Business Overview

We are an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States, through our two subsidiaries, Purebase AG, and Purebase AM, respectively. The Company has not yet commenced mining operations and relies on USMC for its mineral resources extracted from mineral sites owned by US Mine LLC.

We obtain certain raw clay materials from USMC through a materials extraction agreement with US Mine LLC. US Mine LLC owns the mining property which USMC leases. USMC pays US Mine LLC a royalty, for which the Company reimburses USMC.

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

We utilize the services of USMC for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by USMC. A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also officers, directors and owners of USMC.

Results of Operations

Comparison of the Year Ended November 30, 2023 to the Year Ended November 30, 2022

	November 30,	November 30,
	2023	2022	Variance
Revenue, net	$325,875	$471,608	$(145,733)
Cost of goods sold	96,148	132,247	(36,099)
Operating income	229,727	339,361	(109,634)
Operating Expenses:
Selling, general and administrative	1,541,238	1,261,494	279,744
Stock based compensation	7,391,278	31,622,179	(24,230,901)
Loss from operations	(8,702,789)	(32,544,312)	23,841,523
Other income	310,401	2,007	308,394
Other expense	(618,000)	-	(618,000)
Interest expense	(76,941)	(40,120)	(36,821)
Net Loss	$(9,087,329)	$(32,582,425)	$23,495,096

Revenues

Revenues decreased by $145,733, or 31%, for the year ended November 30, 2023, as compared to the year ended November 30, 2022. The decrease is primarily attributable to two customers purchasing less of the Company’s Crop White II product for the year ended November 30, 2023.

Cost of Goods Sold

Cost of goods sold decreased by $36,099 or 27% for the year ended November 30, 2023, as compared to the year ended November 30, 2022. The decrease is primarily attributable to the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $279,744, or 22%, for the year ended November 30, 2023, as compared to the year ended November 30, 2022 due to an increase in professional services of $228,690, general and administrative wages of $29,135, selling and marketing expenses of $13,769, and other general and administrative expenses of $8,150.

Stock Based Compensation

Stock-based compensation decreased by $24,230,901, or 77%, for the year ended November 30, 2023, as compared to the year ended November 30, 2022 primarily due to an option to purchase 116,000,000 shares of common stock granted to USMC, on October 6, 2021. USMC stock-based compensation expense was $29,114,201 for the year ended November 30, 2022 compared to $7,313,350 for the year ended November 30, 2023. USMC stock compensation expense was completed in March 2023. Employee, consultants and directors’ stock-based compensation was $2,507,978 for the year ended November 30, 2022 compared to $77,927 for the year ended November 30, 2023.

Other Income (Expenses)

Other income increased significantly to $310,401 for the year ended November 30, 2023, as compared to the year ended November 30, 2022, primarily due to the settlement of a March 29, 2019 claim by Superior Soils of $400,000 for $125,000.

Other expense increased by $618,000 for the year ended November 30, 2023, as compared to no other expense for the year ended November 30, 2022. $618,000 was accrued per agreed upon legal fees to be paid by the Company in connection with the Calvanico settlement. See Note 9 to the financial statements.

Interest expense increased $36,821, or 92%, for the year ended November 30, 2023, as compared to the year ended November 30, 2022 primarily as a result of increased notes payable and line of credit with USMC.

Liquidity and Capital Resources

As of November 30, 2023, we had cash on hand of $5,572 and a working capital deficiency of $1,493,349, as compared to cash on hand of $19,055 and a working capital deficiency of $620,290 as of November 30, 2022. The increase in working capital deficiency is primarily a result of the increase in accounts payable and accrued expenses and the addition of a line of credit with USMC, offset by the resolution of a settlement liability.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2024, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with cash advances from USMC and the sale of equity and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in the form of notes payable and a line of credit, will provide the necessary funding for the Company to continue as a going concern for the next twelve months. For the year ended November 30, 2023, the Company received $914,788 from USMC in the form of three notes payable (see Note 12, Tranches #9, #10, #11). Tranche #9 was for $308,320, bears interest at 5% per annum, and amounts due may be converted into shares of the Company’s common stock at any time at the option of the note holder at a conversion price of $0.39 per share. Tranche #10 was for $412,533, bears interest at 8% per annum, and amounts due may be converted into shares of the Company’s common stock at any time at the option of the note holder at a conversion price of $0.10 per share. Tranche #11 was for $193,935, bears interest at 8% per annum, and amounts due may be converted into shares of the Company’s common stock at any time at the option of the note holder at a conversion price of $0.10 per share. On January 31, 2024, the three promissory notes above from the year ended November 30, 2023 and two promissory notes (Tranche #7 for $470,862 and Tranche #8 for $140,027) from the year ended November 30, 2022 and accrued interest were converted into a total of 8,877,923 common stock that were issued to USMC.

On July 10, 2023, the Company entered into a line of credit agreement with USMC that provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (“Grid Note” until July 10, 2024 (see Note 12). The note bears interest at 8% per annum and any outstanding principal and accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. Any amount of principal not paid when due will bear interest at a default rate of 13% per annum. The Company may prepay the principal amount of the Grid Note together with any accrued and unpaid interest thereon, at any time without penalty. On the Maturity Date, USMC may in its sole discretion, chose to convert all or part of the outstanding principal amount of the Grid Note, together with accrued and unpaid interest due thereon, into shares of the Company’s common stock. The conversion price and number of shares of the Company’s common stock issuable upon conversion are subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and standard dilutive events. Upon the Company’s voluntary or involuntary bankruptcy, the full principal amount of the Grid Note, together with any other amounts owing in respect thereof, will automatically become immediately due and payable. Upon the occurrence of any other events of default, as specified in the Grid Note, the full principal amount of the Grid Note, together with any other amounts owing in respect thereof, may become immediately due and payable at USMC’s election. As of the date hereof, there have been $919,135 in advances from USMC under the July 10, 2023 line of credit agreement.

Currently there are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt by our independent registered public accounting firm about the Company’s ability to continue as a going concern for the twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Going Concern

The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through November 30, 2023 of $62,730,978, as well as negative cash flows from operating activities and a working capital deficiency. During the year ended November 30, 2023, the Company received net cash proceeds of $1,261,523 from USMC from three notes payable issued and the line of credit. The Company does not have sufficient cash to meet its obligations in the twelve months following the date of this Annual Report if it does not generate additional revenue and continue to obtain additional financing from USMC. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

Working Capital Deficiency

	November 30,	November 30,
	2023	2022
Current assets	$21,006	$23,786
Current liabilities	1,514,355	644,076
Working capital deficiency	$(1,493,349)	$(620,290)

The increase in current liabilities is primarily a result of the increase in accounts payable and accrued expenses and the addition of a line of credit with USMC, offset by the resolution of a settlement liability.

Cash Flows

	Year Ended November 30,
	2023	2022
Net cash used in operating activities	$(1,124,290)	$(838,254)
Net cash used in investing activities	(130,716)	-
Net cash provided by financing activities	1,241,523	725,000
Decrease in cash	$(13,483)	$(113,254)

Operating Activities

Net cash used in operating activities was $1,124,290 for the year ended November 30, 2023 and was due to the net loss of $9,087,329 which was offset by non-cash expenses of $7,100,797 and net changes in operating assets and liabilities of $862,242.

Net cash used in operating activities was $838,254 for the year ended November 30, 2022 and was due to the net loss of $32,582,425 which was offset by non-cash expenses of $31,663,214 and net changes in operating assets and liabilities of $80,957.

Investing Activities

Net cash used in investing activities was $130,716 for the year ended November 30, 2023 and was due to the purchase of property and equipment.

There were no investing activities for the year ended November 30, 2022.

Financing Activities

For the year ended November 30, 2023, net cash provided by financing activities was $1,241,523, of which $914,788 was advances from USMC through notes payable and $346,735 was a line of credit with USMC, which were offset by $20,000 in payments to A. Scott Dockter in connection with an outstanding note payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the fiscal year ended November 30, 2023. We believe that the accounting policies below are critical to fully understand and evaluate our financial condition and results of operations.

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

Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the year ended November 30, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of November 30, 2023 due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of November 30, 2023 was not effective.

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Continuing to search for and evaluate qualified independent outside directors;
●	Hiring a qualified chief financial officer on December 13, 2023;
●	Identifying gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continuing to develop policies and procedures on internal control over financial reporting and monitoring the effectiveness of existing controls and procedures.

We engaged a third-party financial operations consulting firm to assist with the preparation of SEC reporting through the period ended August 31, 2023.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Position
A. Scott Dockter	67	Chief Executive Officer, President and Director
Stephen Gillings	74	Chief Financial Officer
Kimberly Kurtis	51	Director
John Bremer	74	Director
Jeffrey Guzy	72	Director
Brady Barto	42	Director

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

A. Scott Dockter – Chief Executive Officer, President and Director

A Scott Dockter has been Chief Executive Officer, President and a director of the Company since September 24, 2014, Chief Financial Officer from May 24, 2019 to January 21, 2021, and from March 25, 2021 to December 12, 2023, and President and a director of PureBase AG since January 22, 2014. Mr. Dockter has also served as the chief executive officer and a director of USMC since 2012. Mr. Dockter was a manager-member of US Agricultural Minerals, LLC (“USAM”) from its inception in June 2013 until its acquisition by PureBase AG on November 24, 2014. Mr. Dockter is a manager-member of US Mine, LLC, a Nevada limited liability company, which owns a 3,306 acre mining property located in Ione, California. From July 2010 to June 2012, Mr. Dockter served as Chief Executive Officer, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the United States, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has a comprehensive involvement in the mining business, including exploration, permitting, mine development, construction, financing, operations, asset acquisitions, and marketing and sales, with a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals.

Mr. Dockter’s significant experience relating to operational management, industry expertise and as Chief Executive Officer of the Company led to his appointment as a director of our company.

Stephen Gillings – Chief Financial Officer

Stephen Gillings has been Chief Executive Officer of the Company since December 13, 2023. Mr. Gillings has been a controller/consultant with Now CFO of Newport Beach, California, a consulting firm, for the past six years. As a consultant, Mr. Gillings assisted various business clients with the preparation of quarterly financial statements and notes and annual financial statements for year-end audits. Mr. Gillings also prepared and filed Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K for SEC reporting companies. Prior to joining Now CFO, Mr. Gillings served for four years as chief financial officer for QuantumSphere, Inc. (“QuantumSphere”) of Santa Ana, California, a manufacturer of nanometals, where his responsibilities included preparing public company SEC filings, developing policies and procedures and preparing monthly financial reports and analysis. Prior thereto, Mr. Gillings served for seven years as vice president finance at QuantumSphere. Prior to joining QuantumSphere, Mr. Gillings served as controller for AllDigital of Irvine, California, which provides digital broadcasting solutions and chief financial officer of I/OMagic of Irvine, California, a distributor of computer peripherals. Mr. Gillings has a Bachelor of Science in Accounting degree from the University of California, Berkeley and a Master of Business Administration degree from California State University, Fullerton.

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

Brady Barto – Director

Brady Barto has been a director since September 11, 2023. Mr. Barto has worked for Signal Hill Petroleum, Inc. for the past 18 years and has been the Exploration Manager for the past 12 years. Prior to becoming the Exploration Manager, Mr. Barto served as the Land Manager and Manager-Real Estate Projects for Signal Hill Petroleum. Mr. Barto has also served as a Commissioner on the Planning Commission for the City of Newport Beach, California. Mr. Barto earned a Bachelor of Business Administration degree from Chapman College in 2005.

Mr. Barto was appointed to the Board because of his expertise in the financing and development of natural resources.

Stephen Gillings Employment Agreement

The Company entered into an employment agreement with Mr. Gillings dated December 13, 2023, pursuant to which Mr. Gillings will be paid a base salary of $100,000 per year to serve as the Company’s Chief Financial Officer. The agreement may be terminated by Mr. Gillings at any time upon 90 days prior notice and by the Company, at any time, with or without “cause.” If the agreement is terminated by the Company without cause, so long as Mr. Gillings is employed six months, Mr. Gillings will be entitled to three months’ salary plus one additional month for every year of employment as a severance payment.

In addition, the agreement provides for the grant to Mr. Gillings of an option to purchase 200,000 shares of common stock on each of December 31, 2023 and the first and second anniversaries thereof, at a purchase price per share equal to the fair market value of the Company’s publicly traded common stock on the date of grant. Each option vests one year from the date of grant, and is exercisable for three years, provided that Mr. Gillings is then employed by the Company. Upon termination of Mr. Gillings’ employment, other than for cause, any vested option will remain exercisable for 30 days after such termination. Mr. Gillings will also be eligible for discretionary annual bonuses based on performance. The agreement also contains customary confidentiality, non-competition, non-solicitation and non-disparagement provisions.

Family Relationships

There are no arrangements or understandings between our directors and any other person pursuant to which they were appointed as an officer and director of the Company. There are no family relationships between any of our directors or executive officers.

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

Director Compensation

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended November 30, 2023:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Guzy	$17,500	$-	$26,623	(2)	-	-	-	$44,123
Brady Barto	$3,000	$-	$16,267	(3)	-	-	-	$19,267
Kimberly Kurtis	$12,000	$-	$17,987	(4)	-	-	-	$29,987

(1)	The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718.
(2)	Represents an immediately exercisable option to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.10 per share.
(3)	Represents an immediately exercisable option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.
(4)	Represents an immediately exercisable option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

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

On August 13, 2021, the Company entered into a twelve month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal (the “Termination Date”) will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter.

On September 13, 2023, the Company entered into a twelve month director agreement with Brady Barto (the “Barto Director Agreement”), pursuant to which Mr. Barto agrees to devote as much time as is necessary to perform completely his duties as a Director of the Board. Mr. Barto shall be notified within 30 days before the end of the Term whether his contract shall be renewed under the same terms of Compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the Renewal Date or upon Mr. Barto’s resignation or removal (the “Termination Date”) will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter.

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

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended November 30, 2023, the Reporting Persons timely filed all such reports except that Brady Barto, a director, failed to file timely a Form 4 reporting the granting of 200,000 common stock options; Kimberly Kurtis, a director, failed to file timely a Form 4 reporting the granting of 642,424 common stock options and the conversion of 80,000 common stock options into 80,000 shares of common stock; Jeffrey Guzy, a director, failed to file timely a Form 4 reporting the granting of 600,000 common stock options, the conversion of 230,000 common stock options into 230,000 shares of common stock, and the acquisition of 80,000 shares of common stock.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to, earned by or paid to our Chief Executive Officer (the “Named Executive Officer”). No other executive officer received compensation in excess of $100,000 during the years ended November 30, 2023 and November 30, 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($ )	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
A. Scott Dockter,	2023	120,000	(1)	-	-	-	-	-	-	120,000
Chief Executive Officer, Chief Financial Officer, President and Director	2022	120,000	(2)	-	-	-	-	-	-	120,000

(1)	Does not include $6,644 of accrued salary.

(2)	Does not include $2,308 of accrued salary.

Employment Agreements

Except for Mr. Gillings employment agreement described above, the Company does not have any employment agreements with its executive officers.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Outstanding Equity Awards

There were no outstanding equity awards made to our Named Executive Officer as of November 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of February 28, 2024, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) the Named Executive Officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o PureBase Corporation, 8625 Highway 124, Ione, California 95640. The percentages below are calculated based on 239,740,928 shares of common stock issued and outstanding as of February 28, 2024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
5% Stockholders
US Mine Corporation (1) 8625 Highway 124 Ione, California 95640	99,158,155	(2)	41.4%
Bremer Family 1995 Living Family Trust (3) 1660 Chicago Avenue Riverside, California 92506	40,163,000		16.8%
US Mine LLC(4) 8625 Highway 124 Ione, California 95640	116,000,000	(4)	32.6%
James Todd Gauer 401 Bay Street, Suite 2410 Toronto, ON M5H2Y4 Canada	17,338,800	(5)(6)	7.0%
Directors and Executive Officers
A. Scott Dockter	36,643,795	(7)	15.3%
John Bremer	40,163,000	(8)(9)	16.8%
Dr. Kimberly Kurtis	1,129,091	(10)	*
Jeffrey Guzy	1,410,000	(11)	*
Brady Barto	220,000	(12)	*
Stephen Gillings	200,000	(13)	*
Directors and officers as a group (6 persons)	79,765,886	(7)(9)(14)	32.9%

*Represents less than 1%

(1)	A. Scott Dockter, Chief Executive Officer and a director of USMC, John Bremer, President and a director of USMC, and Craig Barto, are each 33% owners of USMC and share voting and dispositive power over the shares held by USMC.

(2)	John Bremer, as trustee of the Bremer Family 1995 Living Family Trust (“Bremer Trust”), has voting and dispositive power over the shares held by the Bremer Trust.

(3)	A. Scott Dockter, Chief Executive Officer and a director, John Bremer, President and a director, and Craig Barto are each 33% owners of US Mine LLC and share voting and dispositive power over the shares held by US Mine LLC.

(4)	Represents currently exercisable options.

(5)	Includes a currently exercisable option to purchase 8,669,400 shares.

(6)	Includes 8,501,400 shares and 168,000 shares owned by Baystreet Capital Management Corp and Bayshore Capital, LLC., respectively, over which James Todd Gauer has sole voting and dispositive power.

(7)	Excludes 33,052,718 shares held by USMC and options to purchase 38,666,667 shares held by US Mine LLC over which Mr. Dockter has voting and dispositive power.

(8)	Represents 40,163,000 shares owned by the Bremer Trust of which Mr. Bremer, as trustee has sole voting and dispositive power.

(9)	Excludes 33,052,718 shares held by USMC and options to purchase 38,666,667 shares held by US Mine LLC over which Mr. Bremer has voting and dispositive power.

(10)	Includes currently exercisable options to purchase 942,424 shares and 106,667 shares which are issuable in lieu of director’s fees pursuant to the Kurtis Director Agreement.

(11)	Includes currently exercisable options to purchase 1,100,000 shares.

(12)	Includes currently exercisable options to purchase 200,000 shares and 20,000 shares which are issuable in lieu of director's fees pursuant to the Barto Director Agreement.

(13)	Represents options that vest December 11, 2024.

(14)	Includes options to purchase an aggregate of 2,442,424 shares and an aggregate of 126,667 shares issuable in lieu of directors’ fees.

Changes in Control Agreements.

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below, since December 1, 2021, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;

●	any person who beneficially owns, directly or indirectly, more than 5% of our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

A.	Scott Dockter, Chief Executive Officer, President, and a director, and John Bremer, a director, are also officers, directors and owners of USMC and US Mine LLC.

The following tables outline the related parties associated with the Company and amounts due for each period indicated:

	During the year ended November 30, 2023	During the year ended November 30, 2022
US Mine Corporation – Convertible Notes and Accrued Interest, Expenses Paid, and Cash Advances	$1,950,357	$2,300,112
A. Scott Dockter – Promissory Note, Principal and Interest	$50,780	$69,882
Kimberly Kurtis – Convertible Note, Board Member	$16,000	$-
Bayshore Capital Advisors, LLC – Promissory Note, Principal and Interest	$-	$1,500

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and a company owned by A. Scott Dockter, our President and Chief Executive Officer, and a director, and John Bremer, a director, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $0 were rendered by USMC for the fiscal years ended November 30, 2023 and 2022, respectively. To date the Company has paid USMC an aggregate of $270,402 since December 1, 2020, under the mining agreement.

During the fiscal years ended November 30, 2023 and 2022, USMC paid $0 and $11,323, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $914,788 and $755,000, respectively. USMC has paid an aggregate of $35,373 of expenses to the Company’s vendors and made cash advances to the Company in the aggregate amount of $1,669,788 since December 1, 2021.

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

On April 7, 2022, the Company entered into a Securities Purchase Agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.39 per share. USMC purchased notes in the principal amounts of $470,862, $140,027, and $308,320 on August 30, 2022, November 29, 2022, and February 28, 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of the three notes and accrued interest of $33,476, $8,210, and $14,233 on the August 30, 2022, the November 29, 2022, and the February 28, 2023 notes, respectively, into a total of 2,500,330 shares of the Company’s common stock.

On March 20, 2023, the Company entered into a Securities Purchase Agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.10 per share. USMC purchased notes in the principal amounts of $412,533 and $193,935 on May 31, 2023 and June 30, 2023. On January 31, 2024, USMC converted the outstanding principal of both notes and accrued interest of $22,152 and $9,139 on the May 31, 2023 and the June 30, 2023 notes, respectively, into a total of 6,377,593 Shares of the Company’s common stock.

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

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement was amended, pursuant to which the US Mine Note was terminated and of no further force and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. This agreement was further amended and restated in June 2022 to state that the Note was retroactively rescinded ab initio.

Line of Credit – USMC

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date of this filing, there have been $919,135 total advances from USMC under the July 10, 2023 line of credit agreement. As of February 28, 2024, the accrued interest on the July 10, 2023 line of credit was $18,629.

Board of Directors

On August 26, 2022, the Company issued an immediately exercisable five-year option to Jeffrey Guzy, a director, to purchase 250,000 shares of common stock with an exercise price of $0.24 per share for board services.

On August 26, 2022, the Company issued an immediately exercisable five-year option and four-year option to Dr. Kimberly Kurtis, a director, to purchase 200,000 shares of common stock and 242,424 shares of common stock, for board services and for science advisory regarding performance of SCM testing, respectively, of common stock with an exercise price of $0.24 per share.

On April 8, 2023, the Company issued an immediately exercisable five-year option to Jeffrey Guzy, a director, to purchase 350,000 shares of common stock with an exercise price of $0.10 per share for board services.

On August 10, 2023, the Company issued an immediately exercisable five-year option to Dr. Kimberly Kurtis, a director, to purchase 200,000 shares of common stock with an exercise price of $0.15 per share for board services.

On September 13, 2023, the Company issued an immediately exercisable five-year option to Brady Barto, a director, to purchase 200,000 shares of common stock with an exercise price of $0.15 per share for board services.

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

On August 31, 2017, the Company issued a promissory note in the principal amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company to consolidate total amounts of indebtedness due to Mr. Dockter. The note bears interest at 6% and is due upon demand. Since December 1, 2020, the Company has repaid $99,100 towards the balance of the note. As of February 28, 2024 the outstanding principal balance due on this note is $8,716.

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

5% Shareholder

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the aggregate fees billed to the Company for professional services rendered by our principal accountants, Turner, Stone & Company, LLP (“TSC”) for the years ended November 30, 2023 and 2022:

	Years Ended November 30,
Services	2023	2022
Audit fees	$60,800	$65,300
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$60,800	$65,300

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Plan and Agreement of Reorganization among Port of Call Online, Inc., PureBase, Inc. and certain stockholders of PureBase, Inc., dated December 23, 2014	8-K	2.1	12/24/2014
2.2	Plan and Agreement of Reorganization among PureBase, Inc., US Agricultural Minerals, LLC and the members of US Agricultural Minerals, LLC, dated November 24, 2014	8-K	10.4	12/24/2014
3.1	Articles of Incorporation	S-1	3.1	05/13/2013
3.2	Certificate of Change to Articles of Incorporation (stock split), effective November 7, 2014	10-K	3.1.2	03/16/2015
3.3	Amendment to the Articles of Incorporation (stock split), effective January 12, 2015	10-K	3.1.3	03/16/2015
3.4	Certificate of Change to Articles of Incorporation (stock split), effective June 15, 2015	8-K	3.1.4	06/16/2015
3.5	Bylaws	S-1	3.2	05/13/2013
4.1	Description of Securities	10-K	4.1	03/16/2021
4.2	Form of 5% Unsecured Convertible Promissory Note	8-K	4.1	04/14/2022

4.3	5% Convertible Note between the Company and US Mine Corp., dated March 14, 2022	8-K	4.2	04/14/2022
4.4	8% Unsecured Convertible Grid Note issued to US Mine Corp. on July 10, 2023	8-K	4.1	07/13/2023
10.1	Distribution Agreement between the Company and New Ag Technologies, Inc., dated September 5, 2019	10-Q	10.1	10/18/2019
10.2	Debt Exchange Agreement between the Company and US Mine Corp, dated September 5, 2019	8-K	10.10	09/10/2019
10.3	Securities Purchase Agreement between the Company and US Mine Corp, dated September 26, 2019	10-Q	4.1	10/18/2019
10.4	Securities Purchase Agreement between the Company and US Mine Corp, dated March 17, 2021	8-K	10.1	03/23/2021
10.5	Amendment to Debt Exchange Agreement, dated February 7, 2020, between the Company and US Mine Corp.	8-K	10.1	02/13/2020
10.6	Investment Banking Agreement, dated October 23, 2018 between the Company and Newbridge Securities Corporation	10-K	10.11	02/28/2020
10.7	Compensation Committee Charter	10-K	10.12	02/28/2020
10.8	Purchase and Sale Agreement between the Company and Bremer Family 1995 Living Family Trust, dated April 1, 2020	8-K	10.13	04/03/2020
10.9	Director Agreement dated as of April 8, 2020, between the Company and Jeffrey Guzy	8-K	10.14	04/09/2020
10.10	Materials and Supply Agreement between the Company and US Mine Corp, dated April 22, 2020	8-K	10.1	04/28/2020
10.11	Asset Purchase Agreement by and between the Company and Quove Corporation, dated May 1, 2020	8-K	10.1	05/07/2020
10.12	5% Convertible Note between the Company and US Mine Corp, dated December 1, 2019	10-K	10.11	03/16/2021
10.13	5% Convertible Note between the Company and US Mine Corp, dated January 1, 2020	10-K	10.12	03/16/2021
10.14	5% Convertible Note between the Company and US Mine Corp, dated February 1, 2020	10-K	10.13	03/16/2021
10.15	5% Convertible Note between the Company and US Mine Corp, effective December 1, 2020	10-K	10.15	03/15/2022
10.16	5% Convertible Note between the Company and US Mine Corp, dated March 17, 2021	8-K	4.1	03/23/2021
10.17	Materials Extraction Agreement, dated May 27, 2021, by and between the Company and US Mine, LLC	8-K	10.14	05/27/2021
10.18	2.5% Convertible Note between the Company and US Mine, LLC, dated May 27, 2021	8-K	4.2	05/27/2021
10.19	Director Agreement, dated as of August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.15	08/17/2021
10.20	Option Agreement, dated August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.16	08/17/2021
10.21	Amendment to Materials Extraction Agreement, dated October 6, 2021, between the Company and US Mine, LLC	8-K	10.17	10/06/2021
10.22	Stock Option Agreement, dated October 6, 2021, between the Company to US Mine, LLC	8-K	10.18	10/06/2021
10.23	5% Convertible Note between the Company and US Mine Corp, dated March 14, 2022	10-K	10.23	02/28/2023
10.24	5% Convertible Note between the Company and US Mine Corp, dated August 30, 2022	10-K	10.24	02/28/2023
10.25	5% Convertible Note between the Company and US Mine Corp, dated November 29, 2022	10-K	10.25	02/28/2023
10.26	Investment Banking Agreement, dated May 19, 2022 between the Company and Newbridge Securities Corporation	10-K	10.26	02/28/2023

10.27	Amendment No. 1 to Director Agreement, dated August 26, 2022, between the Company and Jeffrey Guzy	10-K	10.27	02/28/2023
10.28	Amendment No. 1 to Director Agreement, dated August 26, 2022, between the Company and Dr. Kimberly Kurtis	10-K	10.28	02/28/2023
10.29	First Amendment to Promissory Notes, dated April 7, 2022, by and between the Company and U.S. Mine Corp.	8-K	10.1	04/14/2022
10.30	Securities Purchase Agreement, dated April 7, 2022, effective as of March 23, 2022, between the Company and US Mine Corp.	8-K	10.2	04/14/2022
10.31	First Amendment to Purchase and Sale Agreement, dated April 14, 2022, between the Company and Bremer Family 1995 Living Family Trust	8-K	10.3	04/14/2022
10.32	Amended and Restated Amendment to Materials Extraction Agreement, dated June 17, 2022, by and between the Company and US Mine, LLC	8-K/A	10.22	06/21/2022
10.33	Settlement Agreement, dated June 2, 2022, among the Company, Agregen International Corporation, Robert Hurtado, James Todd Gauer and John Gingerich.	8-K/A	10.1	09/30/2022
10.34	Option Agreement, dated June 3, 2022.	8-K/A	10.2	09/30/2022
10.35	Ione Lease Amendment, dated 11/1/2022	10-K	10.35	02/28/2023
10.36	2017 Stock Option Plan	10-K	10.36	02/28/2023
10.37	Amended and Restated Amendment to Materials Extraction Agreement, dated June 17, 2022, by and between Purebase Corporation and US Mine, LLC	8-K/A	10.22	06/21/2022
10.38	Line of Credit Agreement, dated July 10, 2023 between the Company and US Mine Corp	8-K	10.1	07/13/2023
10.39	Director Agreement, dated September 11, 2023, between the Company and Brady Barto	8-K	10.38	09/15/2023
10.40	Option Agreement, dated September 11, 2023, between the Company and Brady Barto	8-K	10.39	09/15/2023
10.41	Second Amendment to Materials Extraction Agreement, dated November 1, 2023	8-K	10.1	11/07/2023
10.42	Employment Agreement, date December 13, 2023, between the Company and Stephen Gillings	8-K	10.1	12/15/2023
10.43*	Advisory Service Agreement, dated June 9, 2023, between the Company and Karen Scrivener
14.1	Code of Business Conduct and Ethics	10-K	14	2/28/2018
21.1	Subsidiaries of the Registrant	10-K	21.1	02/28/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and President (Principal Executive Officer)
Date:	February 28, 2024

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, President and Director
Date:	February 28, 2024

By:	/s/ Jeffrey Guzy
Jeffrey Guzy
Director
Date:	February 28, 2024

By:	/s/ John Bremer
John Bremer
Director
Date:	February 28, 2024

By:	/s/ Kimberly Kurtis
Kimberly Kurtis
Director
Date:	February 28, 2024

By:	/s/ Brady Barto
Brady Barto
Director
Date:	February 28, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2022 AND 2021

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Purebase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Purebase Corporation and its subsidiaries (the “Company”) as of November 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for for each of the two years in the period ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a significant accumulated deficit, working capital deficit, net loss from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Purebase Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Purebase Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Stock Options

Critical Audit Matter Description:

As discussed in Note 11 to the financial statements, the Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options issued for goods and services. The Black-Scholes option pricing model involves the use of several significant estimates such as the expected life of the award, expected share price volatility, dividend yield, and risk-free interest rate.

Given the significant estimates involved in estimating the fair value of stock options granted, the related audit effort in evaluating management’s estimates required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit:

We obtained an understanding over the Company’s process to estimate the fair value of stock options, including how the Company develops each of the estimates required to utilize the Black-Scholes option pricing model. We applied the following audit procedures related to testing the Company’s estimates utilized in Black-Scholes option-pricing model:

-	We reviewed the Company’s dividend history, noting the Company has not issued dividends historically and management has indicated that no future dividends were currently anticipated.

-	We compared the Company’s risk-free interest rate used to the comparable United States treasury yield for a term comparable to the stock options’ expected term.

-	We recalculated the Company’s historic share price volatility for a term comparable to the stock options’ expected term.

-	We recalculated the expected term of the stock options using the simplified method.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

February 28, 2024

We have served as Purebase Corporation’s auditor since 2019.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2023	2022

ASSETS

Current Assets:
Cash and cash equivalents	$5,572	$19,055
Prepaid expenses and other assets	15,434	4,731
Total Current Assets	21,006	23,786

Property and equipment, net	750,716	620,000
Right of use asset	39,799	79,599

Total Assets	$811,521	$723,385

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$481,024	$115,478
Settlement liability	618,000	400,000
Line of credit, current	346,735	-
Lease liability, current	40,880	38,882
Note payable to officer	8,716	28,716
Convertible notes payable, related party	19,000	36,000
Notes payable, related party	-	25,000
Total Current Liabilities	1,514,355	644,076

Lease liability, net of current portion	-	40,880
Convertible notes payable; related party, net of current portion	1,525,676	610,889

Total Liabilities	3,040,031	1,295,845

Commitments and Contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding, at November 30, 2023 and November 30, 2022, respectively	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 230,863,005 and 230,753,005 shares issued and outstanding, at November 30, 2023 and November 30, 2022, respectively	230,863	160,350
Additional paid in capital	60,271,605	52,910,839
Accumulated deficit	(62,730,978)	(53,643,649)
Total Stockholders’ Deficit	(2,228,510)	(572,460)

Total Liabilities and Stockholders’ Deficit	$811,521	$723,385

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30, 2023	November 30, 2022

Revenue, net	$325,875	$471,608

Cost of goods sold	96,148	132,247

Gross margin	229,727	339,361

Operating Expenses:
Selling, general and administrative	1,541,238	1,261,495
Stock based compensation	7,391,278	31,622,178
Total Operating Expenses	8,932,516	32,883,673

Loss From Operations	(8,702,789)	(32,544,312)

Other Income (Expense):
Other income	310,401	2,007
Other expense	(618,000)	-
Interest expense	(76,941)	(40,120)
Total Other Income (Expense)	(384,540)	(38,113)

Net Loss	$(9,087,329)	$(32,582,425)

Loss per Common Share - Basic and Diluted	$(0.04)	$(0.14)

Weighted Average Shares Outstanding - Basic and Diluted	230,731,334	228,296,555

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2021	-	$-	215,380,751	$215,380	$18,660,460	$(21,061,224)	$(2,185,384)

Stock based compensation – shares	-	-	300,000	300	31,621,878	-	31,622,178

Convertible debt converted into common stock	-	-	23,741,654	23,742	2,549,429	-	2,573,171

Settlement shares surrendered	-	-	(8,669,400)	(8,669)	8,669	-	-

Net loss	-	-	-	-	-	(32,582,425)	(32,582,425)

Balance at November 30, 2022	-	$-	230,753,005	$230,753	$52,840,436	$(53,643,649)	$(572,460)

Stock based compensation – options	-	-	-	-	7,387,279	-	7,387,279

Stock based compensation – shares	-	-	100,000	100	7,900	-	8,000

Settlement share surrendered	-	-	(300,000)	(300)	300	-	-

Conversion of board of director accrued debt	-	-	310,000	310	35,690	-	36,000

Net loss	-	-	-	-	-	(9,087,329)	(9,087,329)

Balance at November 30, 2023	-	$-	230,863,005	$230,863	$60,271,605	$(62,730,978)	$(2,228,510)

Note: $70,403 was reclassified from additional paid-in capital to common stock to tie common stock dollars to $0.001 par value of 215,380,751 common shares outstanding at November 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30, 2023	November 30, 2022
Cash Flows From Operating Activities:
Net loss	$(9,087,329)	$(32,582,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	7,391,278	31,622,178
Amortization of debt discount	-	5,329
Non-cash board of director compensation	19,000	36,000
Gain on debt forgiveness	(35,401)	-
Gain on settlement	(275,000)	-
Right of use asset and liability, net	918	(293)
Changes in operating assets and liabilities:
Accounts receivable	-	2,000
Prepaid expenses and other current assets	(6,703)	(137)
Accounts payable and accrued expenses	375,947	79,094
Settlement liability	493,000	-

Net Cash Used In Operating Activities	(1,124,290)	(838,254)

Cash Flows From Investing Activities:
Purchase of property and equipment	(130,716)	-

Net Cash Used In Investing Activities	(130,716)	-

Cash Flows From Financing Activities:
Advances from related parties, convertible notes payable	914,788	755,000
Proceeds from related party, line of credit	346,735	-
Payments on notes payable to officer	(20,000)	(30,000)

Net Cash Provided By Financing Activities	1,241,523	725,000

Net Decrease In Cash and Cash Equivalents	(13,483)	(113,254)

Cash and Cash Equivalents - Beginning of Year	19,055	132,309

Cash and Cash Equivalents - End of Year	$5,572	$19,055

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash operating and financing activities:
Due to affiliates exchanged for convertible debt	$-	$1,495,382
Convertible debt converted to common stock	$-	$2,464,262
Board of director compensation - accrued as convertible debt	$19,000	$36,000
Vendors paid for on behalf of the company by USMC	$15,853	$11,323
Expenses paid for on behalf of the company by USMC	$23,029	$-

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

The Company is headquartered in Ione, California.

Agricultural Sector

The Company develops specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture. The Company has developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. The Company is building a brand family under the parent trade name “Purebase,” consisting of its Purebase Shade Advantage (WP) product, a kaolin-clay based sun protectant for crops and Humic Advantage a humic acid product derived from leonardite. We also private label the Crop White II product for an end user.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2023, the Company had a significant accumulated deficit of $62,730,978 and working capital deficit of $1,493,349. For the year ended November 30, 2023, the Company had a net loss from operations of $9,087,329 and negative cash flows from operations of $1,124,290. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2024. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from USMC and the sale of equity and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from USMC and other third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in the form of notes payable and a line of credit, will provide the necessary funding for the Company to continue as a going concern for the next twelve months. For the year ended November 30, 2023, the Company received $914,788 from USMC in the form of three notes payable (see Notes 6 and 12, Tranches #9, #10, #11). Tranche #9 was for $308,320, bears interest at 5% per annum, and amounts due may be converted into shares of the Company’s common stock at any time at the option of the note holder at a conversion price of $0.39 per share. Tranche #10 was for $412,533, bears interest at 8% per annum, and amounts due may be converted into shares of the Company’s common stock at any time at the option of the note holder at a conversion price of $0.10 per share. Tranche #11 was for $193,935, bears interest at 8% per annum, and amounts due may be converted into shares of the Company’s common stock at any time at the option of the note holder at a conversion price of $0.10 per share. A July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until July 10, 2024 (see Note 12). The line of credit bears interest at 8% per annum and any outstanding principal or accrued interest under the line of credit is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been $919,135 in advances from USMC under the July 10, 2023 line of credit agreement. Currently are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries PureBase AG and Purebase AM. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company derives revenues from the sale of its agricultural products. The Company’s contracted transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company’s performance obligation is satisfied upon the transfer of control to the customer.

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

Revenue consists of the following by product offering for the year ended November 30, 2023:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$66,825	$207,570	$51,480	$325,875

Revenue consists of the following by product offering for the year ended November 30, 2022:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$192,780	$227,368	$51,460	$471,608

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of November 30, 2023 or 2022.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of November 30, 2023 and 2022, the Company has determined that no allowance for doubtful accounts was necessary for either year.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of November 30, 2023, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company has $130,716 in costs for its pilot plant which is not yet operational, and the Company expects to incur more costs before the pilot plant becomes operational. As such, the Company has not recorded depreciation related to the pilot plant. The Company also has $67,165 in other fixed assets which are fully depreciated.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the years ended November 30, 2023 or 2022.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general administrative expenses for the years ended November 30, 2023 and 2022.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $3,543 and $15,040 for the years ended November 30, 2023 and 2022, respectively, and are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the years ended November 30, 2023 and 2022.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Year Ended November 30,
	2023	2022

Convertible Notes	8,882,155	1,790,787
Stock Options	129,438,187	128,688,187
Total	138,320,342	130,478,974

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

The Company leases its corporate offices. All of the leases are classified as operating leases. The Company is a party to a two-year lease, with USMC, a related party, for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 12). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month, with automatic one-month renewals. The remaining weighted average term is 0.8 years. The Company discounted lease payments using its estimated incremental borrowing rate at December 1, 2020. The weighted average incremental borrowing rate applied was 5%.

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

Recent Accounting Pronouncements

In November 2023, FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280). The amendments require:

1	That a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principal”).
2	That a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segments category is the difference between segment revenue less the segment expenses disclosed under the significant expense principal and each reported measure of segment profit or loss.
3	That a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods.
4	Clarification that if a CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under GAAP, a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources.
5	That a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
6	That a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing disclosures in Topic 280.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has determined that, since it currently does not report segments, ASU 2023-07 is not applicable. However, should the Company begin segment reporting in the future, the Company will adopt ASU 2023-07.

In October 2023, FASB issued ASU 2023-06, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. Codification subtopic 260-10, Earnings per Share – Overall, requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The following disclosures are required:

1	A reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations.
2	The effect that has been given to preferred dividends in arriving at income available to common shareholders in computing basic EPS.
3	Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period(s) presented.
4	The methods used in the diluted EPS computation for each type of dilutive instrument (for example, treasury stock method, if-converted method, two-class method, or reverse treasury stock method).

The Company adopted the amendment as of November 30, 2023.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	November 30, 2023	November 30, 2022

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	130,716	-
Construction in process	620,000	620,000
	817,880	687,164
Less: accumulated depreciation	(67,164)	(67,164)
Property and equipment, net	$750,716	$620,000

There was no depreciation expense for the years ended November 30, 2023 and 2022.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. As of November 30, 2022, the Company was in default on this note. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest. During the years ended November 30, 2023 and 2022 the Company did not make repayments towards the outstanding balance of the note. There is no balance on the note as of November 30, 2023. The balance on the note was $25,000 on November 30, 2022 (see Note 12). Total interest expense on the note was $255 and $1,500 for the years ended November 30, 2023 and 2022, respectively.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the year ended November 30, 2023, the Company paid $20,000 towards the outstanding balance of the note. The balance on the note was $8,716 and $28,716 as of November 30, 2023 and 2022, respectively (See Note 12). Total interest expense on the note was $899 and $2,770 for the years ended November 30, 2023 and 2022, respectively. There was $42,065 and $41,166 of accrued interest as of November 30, 2023 and 2022, respectively.

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

The issuance of Tranche #1 resulted in a discount from the beneficial conversion feature totaling $20,000. Total straight-line amortization of this discount totaled $0 and $815 during the years ended November 30, 2023 and 2022, respectively. Total interest expense on Tranche #1 was approximately $0 and $350 for the years ended November 30, 2023 and 2022, respectively.

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

The issuance of Tranche #2 resulted in a discount from the beneficial conversion feature totaling $32,250. Total straight-line amortization of this discount totaled $0 and $1,412 for the years ended November 30, 2023 and 2022, respectively. Total interest expense on Tranche #2 was approximately $0 and $1,500 for the years ended November 30, 2023 and 2022, respectively.

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

The issuance of Tranche #3 resulted in a discount from the beneficial conversion feature totaling $36,000. Total straight-line amortization of this discount totaled $0 and $3,103 for the years ended November 30, 2023 and 2022, respectively. Total interest expense on Tranche #3 was approximately $0 and $1,260 for the years ended November 30, 2023 and 2022, respectively.

December 1, 2020

On December 1, 2020, in connection with the September 26, 2019 securities purchase agreement with USMC, a related party, (See Note 12), the Company issued a convertible promissory note in the amount of $822,000 to USMC, with a maturity date of November 25, 2022 (“Tranche 4”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.16 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $822,000 of the December 1, 2020 note, plus accrued interest totaling $55,401 through such date, into 5,483,753 shares of the Company’s common stock. Total interest expense on Tranche #4 was approximately $0 and $17,700 for the years ended November 30, 2023 and 2022, respectively.

March 17, 2021

On March 17, 2021, in connection with the March 11, 2021, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $579,769 to USMC, with a maturity date of March 17, 2023 (“Tranche #5”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $579,769.39 of the March 17, 2021 note, plus accrued interest totaling $30,656 through such date, into 6,936,656 shares of the Company’s common stock. Total interest expense on Tranche #5 was approximately $0 and $8,800 for the years ended November 30, 2023 and 2022, respectively.

March 14, 2022

On March 14, 2022, in connection with the November 25, 2020, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $884,429 to USMC, with a maturity date of March 14, 2024 (“Tranche #6”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.088 per share. On April 7, 2022 USMC gave notice of conversion of the outstanding principal balance of $884,492 of the March 14, 2022 note, plus accrued interest totaling $2,908 through such date, into 10,084,093 shares of the Company’s common stock. Total interest expense on Tranche #6 was approximately $0 and $2,908 for the years ended November 30, 2023 and 2022, respectively.

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was approximately $23,543 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $470,862 and accrued interest as of January 31, 2024 of $33,476 into 1,293,175 shares of the Company’s common stock.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of November 29, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was approximately $7,001 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $140,027 and accrued interest as of January 31, 2024 of $8,210 into 380,095 shares of the Company’s common stock.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was approximately $11,615 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $308,320 and accrued interest as of January 31, 2024 of $14,233 into 827,059 shares of the Company’s common stock.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was approximately $16,547 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $412,533 and accrued interest as of January 31, 2024 of $22,152 into 4,346,855 shares of the Company’s common stock.

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was approximately $6,503 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $193,935 and accrued interest as of January 31, 2024 of $9,139 into 2,030,738 shares of the Company’s common stock.

Line of Credit – USMC

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of November 30, 2023, there have been $346,735 advances from USMC under the July 10, 2023 line of credit agreement. As of November 30, 2023, the accrued interest on the July 10, 2023 line of credit was $6,784.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of November 30, 2023, the Company has no debt owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve month director agreement with Dr. Kimberly Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower price of $0.15 per share or the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of November 30, 2023, the Company has debt in the amount of $16,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into a twelve month director agreement with Brady Barto (the “Barto Director Agreement”) pursuant to which Mr. Barto agrees to devote as much time as is necessary to perform completely the duties as a Director. Mr. Barto shall be notified within 30 days before the end of the twelve months whether his contract shall be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the Renewal Date or the Termination Date will be converted into common stock at the lower price of $0.15 per share or the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2023, the Company has debt in the amount of $3,000 owed to Mr. Barto.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Year Ended November 30, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$42,000
Short term lease cost	-
Sublease income	-
Net lease cost	$42,000

Operating lease – operating cash flows (fixed payments)	$42,000
Operating lease – operating cash flows (liability reduction)	$38,882
Non-current leases – right of use assets	$39,799
Current liabilities – operating lease liabilities	$40,880
Non-current liabilities – operating lease liabilities	$-

Year Ended November 30, 2022
Lease cost
Operating lease cost (cost resulting from lease payments)	$20,000
Short term lease cost	-
Sublease income	-
Net lease cost	$20,000

Operating lease – operating cash flows (fixed payments)	$20,000
Operating lease – operating cash flows (liability reduction)	$19,248
Non-current leases – right of use assets	$79,599
Current liabilities – operating lease liabilities	$38,882
Non-current liabilities – operating lease liabilities	$40,880

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended November 30, 2023:

Fiscal Year	Operating Leases
2024	$42,000
Total future minimum lease payments	42,000
Amount representing interest	(1,120)
Present value of net future minimum lease payments	$40,880

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts as of:

	November 30, 2023	November 30, 2022

Accounts payable	$314,502	$30,078
Accrued interest – related parties	120,011	57,266
Accrued compensation	39,080	28,134
Accrued consultants	7,431	-
Accounts payable and accrued expenses	$481,024	$115,478

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, a related party that is owned by the Company’s majority shareholders and directors, A. Scott Dockter and John Bremer (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023 teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief in support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19, 2023. Calvanico’s reply brief was filed on October 4, 2023. On February 6, 2024, the Company agreed to pay $618,000 to be paid in six equal monthly payments of $103,000 each with the first payment on February 8, 2024.

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

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $400,000 and, although the Company is vigorously defending such claims and believes that there is little to no risk of liability, it has accrued $400,000 for such risk. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The matter was fully settled and was thus dismissed by the Court on May 2, 2023, and the Company paid Superior Soils $125,000. The settlement resulted in $275,000 other income as $400,000 had been accrued.

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

On July 7, 2022, $2,464,261 in principal and $108,910 in accrued interest of related party debt were converted into 23,741,654 shares.

On August 11, 2022, 8,669,400 shares were surrendered back to the Company in a settlement agreement.

On February 27, 2023, 300,000 were surrendered back to the Company in a settlement agreement.

On May 25, 2023, the Company issued 80,000 shares of common stock to Dr. Kimberly Kurtis, a board member, in exchange for $12,000 in accrued board compensation.

On May 25, 2023, the Company issued 230,000 shares of common stock to Jeffrey Guzy, a board member, in exchange for $24,000 in accrued board compensation.

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

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued to employees and board members pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of November 30, 2023, options to purchase an aggregate of 4,268,787 shares of common stock have been granted to employees and board members under the Option Plan.

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

On April 8, 2023, the Company granted a director an option to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a fair value of $26,623. These options vest immediately. The option was valued using the Black-Scholes option pricing model under the following assumption as found in the table below.

On August 10, 2023, the Company granted a director an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share and a fair value of $17,987. These options vest immediately. the option was valued using the Black-Scholes option pricing model under the following assumption as found in the table below.

On September 13, 2023, the Company granted a director an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share and a fair value of $16,267. These options vest immediately. The option was valued using the Black-Scholes option pricing model under the following assumptions:

Date	Number of Options	Stock Price	Strike Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
06/03/2022	8,669,400	$0.22	$2.50	274.50%	2.95%	0.00%	3.5 years	$1,856,151
08/26/2022	1,734,615	$0.24	$0.24	269.24%	3.20%	0.00%	3.5 years	$411,668
08/26/2022	242,424	$0.24	$0.24	276.76%	3.20%	0.00%	3.0 years	$57,264
08/26/2022	246,748	$0.24	$0.24	207.37%	3.20%	0.00%	2.5 years	$53,479
04/08/2023	350,000	$0.08	$0.10	202.26%	3.72%	0.00%	3.5 years	$26,623
08/10/2023	200,000	$0.10	$0.15	201.69%	4.47%	0.00%	3.5 years	$17,987
09/13/2023	200,000	$0.10	$0.15	198.67%	4.64%	0.00%	3.5 years	$16,267

The Company granted options to purchase an aggregate of 750,000 and 10,893,187 shares of common stock during the fiscal years ended November 30, 2023 and 2022, respectively.

The weighted average grant date fair value of options granted and vested during the year ended November 30, 2023 was $60,877 and $10,982,523, respectively. The weighted average grant date fair value of options granted and vested during the year ended November 30, 2022 was $1,477,537 and $30,525,346, respectively. The weighted average non-vested grant date fair value of non-vested options was $0 and $10,917,826 at November 30, 2023 and November 30, 2022, respectively.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2021	117,795,000	$0.39
Granted	10,893,187	2.04
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2022	128,688,187	0.53
Granted	750,000	0.13
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2023	129,438,187	$0.53

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2023:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.099	400,000	0.64	$0.099	400,000
0.10	995,000	2.69	0.10	995,000
0.12	50,000	4.82	0.12	50,000
0.15	400,000	4.75	0.15	400,000
0.24	2,223,787	3.41	0.24	2,223,787
0.36	200,000	2.70	0.36	200,000
0.38	116,000,000	4.84	0.38	116,000,000
2.50	8,669,400	3.51	2.50	8,669,400
3.00	500,000	2.25	3.00	500,000
	129,438,187	4.68	$0.53	129,438,187

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The stock options granted are exercisable over various terms from thee to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $7,391,278 and $31,622,179 for the years ended November 30, 2023 and 2022, respectively. As of November 30, 2023, there was no future compensation cost related to non-vested stock options.

The aggregate intrinsic value is $0 for total outstanding and exercisable options, which was based on our estimated fair value of the common stock of $0.10 as of November 30, 2023, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

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

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company owned by the majority stockholders of the Company, A. Scott Dockter and John Bremer, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the years ended November 30, 2023 and 2022, the Company made purchases of $84,502 and $136,759, respectively, from USMC. No services were rendered by USMC for the three months and years ended November 30, 2023 and 2022. In addition, during the years ended November 30, 2023 and 2022, USMC paid $15,853 and $11,323 respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. During the years ended November 30, 2023 and 2022 USMC made cash advances to the Company of $914,788 and $755,000, respectively, which are recorded as part of due to affiliates on the Company’s consolidated balance sheets. All amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock pursuant to the September 5, 2019, Debt Exchange Agreement (See Note 6), the November 25, 2020, Securities Purchase Agreement (See Note 6) and the April 7, 2022, Securities Purchase Agreement (See Note 6). The balance due to USMC was $0 and $0 at November 30, 2023 and 2022, respectively.

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

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was approximately $23,543 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $470,862 and accrued interest as of January 31, 2024 of $33,476 into 1,293,175 shares of the Company’s common stock.

On November 29, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of November 29, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was approximately $7,001 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $140,027 and accrued interest as of January 31, 2024 of $8,210 into 380,095 shares of the Company’s common stock.

On February 28, 2023, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was approximately $11,615 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $308,320 and accrued interest as of January 31, 2024 of $14,233 into 827,059 shares of the Company’s common stock.

On May 31, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was approximately $16,547 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $412,533 and accrued interest as of January 31, 2024 of $22,152 into 4,346,855 shares of the Company’s common stock.

On June 30, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was approximately $6,503 for the year ended November 30, 2023. On January 31, 2024, USMC converted the outstanding principal of $193,935 and accrued interest as of January 31, 2024 of $9,139 into 2,030,738 shares of the Company’s common stock.

The outstanding balance due on the above notes to USMC was $1,525,676 and $610,889 at November 30, 2023 and 2022, respectively.

Line of Credit – USMC

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 6) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of November 30, 2023, there have been $346,735 advances from USMC under the July 10, 2023 line of credit agreement. As of November 30, 2023, the accrued interest on the July 10, 2023 line of credit was $6,784.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered into on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Supply Agreement for a material breach which is not cured within 90 days. For the years ended November 30, 2023 and 2022, the Company purchased $80,601 and $108,686, respectively, under the Supply Agreement. Since April 22, 2020, the Company has purchased $501,262 of materials under the Supply Agreement.

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

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares will vest on April 6, 2023. This agreement was further amended and restated in June 2022, with the same option purchase, vesting and exercise schedule. For the year ended November 30, 2023, the Company expensed $7,278,550 in stock-based compensation expense related to the issuance of the 116,000,000 options issued to USMC.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the years ended November 30, 2023 and 2022, the Company paid $20,000 and $30,000, respectively, towards the outstanding balance of the note. The balance on the note was $8,716 and $28,716 as of November 30, 2023 and 2022, respectively. Total interest expense on the note was $899 and $2,770 for the years ended November 30, 2023 and 2022, respectively.

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

On August 13, 2021, the Company entered into the Kurtis Director Agreement (see Note 6) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2023, the Company has debt in the amount of $16,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into the Barto Agreement (see Note 6) pursuant to which Mr. Barto agrees to devote as much time as is necessary to perform completely the duties as a Director. Mr. Barto shall be notified within 30 days before the end of the twelve months whether his contract shall be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the Renewal Date or the Termination Date will be converted into common stock at the lower price of $0.15 per share or the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2023, the Company has debt in the amount of $3,000 owed to Mr. Barto.

On June 9, 2023, effective April 8, 2023, the Company entered into the Scrivener Agreement pursuant to which Dr. Scrivener will provide certain strategic advisory services to the Company. As compensation therefor, Dr. Scrivener was issued 100,000 shares of the Company’s common stock on June 9, 2023, at a fair value of $0.08 per share.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the lease for an additional two-year term effective November 1, 2022 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of November 30, 2023 and 2022, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Four customers accounted for 99% of total revenue for the fiscal year ended November 30, 2023, as set forth below:

Customer A	45%
Customer B	21%
Customer C	17%
Customer D	16%

Four customers accounted for 99% of total revenue for the year ended November 30, 2022, as set forth below:

Customer A	40%
Customer B	28%
Customer C	19%
Customer D	12%

Accounts Receivable

The Company did not have any accounts receivable as of November 30, 2023 and November 30, 2022.

Vendors

One supplier, a related party, accounted for 100% of purchases as of November 30, 2023.

One supplier, a related party, accounted for 100% of purchases as of November 30, 2022.

NOTE 14 – INCOME TAXES

The Company identified its federal and California state tax returns as its “major” tax jurisdictions. The periods the Company’s income tax returns are subject to examination for these jurisdictions are calendar year 2018 through 2023. The Company believe its income tax filing positions and deductions will be sustained on audit, and the Company does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At November 30, 2023, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of $12,933,849 which are available to offset future taxable income. As a result of the Tax Cuts Job Act 2017, certain of these carry-forwards do not expire. The Company has not performed a formal analysis, but it believes its ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of November 30, 2023 and 2022 are summarized as follows:

	Year Ended November 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,260,600	$2,692,900
Total deferred tax assets	3,260,600	2,692,900
Valuation allowance	(3,260,600)	(2,692,900)
Net deferred tax assets	$-	$-

The Company records a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by management to be less likely than not. The valuation allowance increased $567,700 during the year ended November 30, 2023. The valuation allowance decreased $2,266,900 during the year ended November 30, 2022.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended November 30, 2023 and 2022, is as follows:

	2023	2022
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(7)	(7)
Change in valuation allowance	21	8
Other	7	20
Effective tax rate	-%	-%

To date, the Company has not filed its 2023 federal and state corporate income tax returns. The Company expects to make these filings as soon as practicable.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after November 30, 2023 through the date the consolidated financial statements were available for issuance. During this period the Company did not have any material reportable subsequent events other than those reported below.

On January 31, 2024, USMC converted the outstanding principal and accrued interest of notes payable into shares of the Company’s common stock as follows:

●	The August 30, 2022 note (Tranche #7) principal of $470,862 and accrued interest through January 31, 2024 of $33,476 into 1,293,175 shares
●	The November 29, 2022 note (Tranche #8) principal of $140,027 and accrued interest through January 31, 2024 of $8,210 into 380,095 shares
●	The February 28, 2023 note (Tranche #9) principal of $308,320 and accrued interest through January 31, 2024 of $14,233 into 827,060 shares
●	The May 31, 2023 note (Tranche #10) principal of $412,533 and accrued interest through January 31, 2024 of $22,152 into 4,346,855 shares
●	The June 30, 2023 note (Tranche #11) principal of $193,935 and accrued interest through January 31, 2024 of $9,139 into 2,030,738 shares.

On February 6, 2024, the Company agreed to pay $618,000 in six equal monthly payments of $103,000 each with the first payment on February 8, 2024 in regards to the Calvanico Claim (see Note 9).

