Form 10-Q
period 2024-02-29
PureBase Corp
filed 2024-04-15
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2024

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

As of April 15, 2024, there were 240,057,595 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	November 30,
	2024	2023
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,760	$5,572
Prepaid expenses and other assets	22,692	15,434
Right of use asset	29,850	-
Total Current Assets	58,302	21,006

Property and equipment, net	750,716	750,716
Right of use asset	0	39,799

Total Assets	$809,018	$811,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$285,720	$481,024
Settlement liability	515,000	618,000
Line of credit	919,135	346,735
Lease liability	30,851	40,880
Note payable to officer	8,716	8,716
Convertible notes payable, related party	25,000	19,000
Total Current Liabilities	1,784,422	1,514,355

Convertible notes payable; related party, net of current portion	103,000	1,525,676
Total Liabilities	1,887,422	3,040,031

Commitments and Contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at February 29, 2024 and November 30, 2023	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 240,040,928 and 230,863,005 shares issued and outstanding, at February 29, 2024 and November 30, 2023, respectively	240,041	230,863
Additional paid in capital	61,903,505	60,271,605
Accumulated deficit	(63,221,950)	(62,730,978)
Total Stockholders’ Deficit	(1,078,404)	(2,228,510)

Total Liabilities and Stockholders’ Deficit	$809,018	$811,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	February 29, 2024	February 28, 2023

Revenue, net	$-	$52,256
Cost of goods sold	-	22,463
Gross margin	-	29,793

Operating expenses
Selling, general and administrative	453,565	401,857
Stock based compensation	8,191	5,485,013
Total operating expenses	461,756	5,886,870

Loss from operations	(461,756)	(5,857,077)

Other income (expense)
Other income	-	35,401
Interest expense related party	(29,216)	(9,123)
Total other income (expense), net	(29,216)	26,278

Net loss	$(490,972)	$(5,830,799)

Loss per share – basic and diluted	$(0.00)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	233,712,013	230,749,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2022	-	$-	230,753,005	$230,753	$52,480,436	$(53,643,649)	$(572,460)

Stock based compensation – shares	-	-	-	-	5,485,013	-	5,485,013

Settlement shares surrendered	-	-	(300,000)	(300)	300	-	-

Net loss	-	-	-	-	-	(5,830,799)	(5,830,799)

Balance at February 28, 2023	-	$-	230,453,005	$230,453	$58,325,749	$(59,474,448)	$(918,246)

Balance at November 30, 2023	-	$-	230,863,005	$230,863	$60,271,605	$(62,730,978)	$(2,228,510)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares for services	-	-	300,000	300	23,700	-	24,000

Convertible debt converted into common stock, related party	-	-	8,877,923	8,878	1,604,009	-	1,612,887

Net loss	-	-	-	-	-	(490,972)	(490,972)

Balance at February 29, 2024	-	$-	240,040,928	$240,041	$61,903,505	$(63,221,950)	$(1,078,404)

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 29, 2024	February 28, 2023
Cash Flows From Operating Activities:
Net loss	$(490,972)	$(5,830,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,191	5,485,013
Stock issued for services	24,000	-
Non-cash director compensation	6,000	6,000
Gain on debt forgiveness	-	(35,401)
Right of use asset and liability, net	(80)	412
Changes in operating assets and liabilities:
Accounts receivable	-	(53,880)
Prepaid expenses and other assets	(11,258)	1,774
Accounts payable and accrued expenses	(108,093)	139,249
Settlement liability	(103,000)	-
Net Cash Used In Operating Activities	(675,212)	(287,632)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related party	103,000	300,000
Proceeds from line of credit	572,400	-
Payments on notes payable, related party	-	(10,000)
Net Cash Provided By Financing Activities	675,400	290,000

Net Increase In Cash and Cash Equivalents	188	2,368

Cash and Cash Equivalents - Beginning of Period	5,572	19,055

Cash and Cash Equivalents – End of Period	$5,760	$21,423

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash operating and financing activities:
Vendors paid for on behalf of the Company by USMC	$-	$8,320
Due to affiliates exchanged for convertible debt	$-	$300,000
Convertible debt and accrued interest converted to common stock, related party	$1,612,887	$-
Director compensation - accrued as convertible debt converted to common stock	$6,000	$6,000

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

The Company’s headquarters is in Ione, California.

Agricultural Sector

The Company develops specialized fertilizers, sun protectants, soil amendments, and bio-stimulants for organic and non-organic sustainable agriculture. The Company has developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants, and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. The Company is building a brand family under the parent trade name “Purebase,” consisting of its Purebase Shade Advantage (WP) product, a kaolin-clay based sun protectant for crops and Humic Advantage, a humic acid product derived from leonardite. The Company also sells the Crop White II product under a private label for an end user.

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

The Company utilizes the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation, and product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. A. Scott Dockter, the Company’s Principal Executive Officer and a director, and John Bremer, a director, are also officers, directors, and owners of USMC. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by US Mine LLC. A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also owners of US Mine, LLC.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of February 29, 2024, the Company had a significant accumulated deficit of $63,221,950 and a working capital deficit of $1,726,120. For the three months ended February 29, 2024, the Company had a loss from operations of $490,972 and negative cash flows from operations of $675,212. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2024. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded and plans to continue funding these losses primarily with additional infusions of cash from advances from USMC and the sale of equity and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company issued a promissory note to USMC on February 8, 2024 and received a new line of credit from USMC on March 7, 2024, and is currently exploring several other options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities to USMC and other third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in the form of a line of credit up to $1,000,000, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

On February 8, 2024, the Company issued a two-year $618,000 unsecured convertible note to USMC for the payment of the plaintiff’s attorney fees for the settlement of the Calvanico lawsuit (See Note 6). The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $0.08 per share at the sole discretion of the noteholder. As of the date hereof, there have been $309,000 in advances from USMC under the note.

On March 7, 2024, the Company entered into a $1,000,000 line of credit agreement with USMC, pursuant to a grid note issued in connection with the line of credit. The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of the date hereof, there have been $198,135 in advances from USMC under the line of credit. Currently, there are no other arrangements or agreements for financing and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2023, in our Annual Report on Form 10-K filed on February 28, 2024, with the SEC. The results of the three months ended February 29, 2024, (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2024.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company did not have any revenue for the three months ended February 29, 2024:

Revenue consists of the following by product offering for the three months ended February 28, 2023:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$776	$51,480	$52,256

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of February 29, 2024 and November 30, 2023.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of February 29, 2024 and November 30, 2023, the Company has determined that no allowance for doubtful accounts was necessary.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of February 29, 2024, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company has $130,716 in costs for its pilot plant which is not yet operational, and the Company expects to incur more costs before the pilot plant becomes operational. As such, the Company has not recorded depreciation related to the pilot plant. The Company also has $67,164 in other fixed assets which are fully depreciated.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three months ended February 29, 2024 and February 28, 2023.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general and administrative expenses for the three months ended February 29, 2024 and February 28, 2023.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred and such costs are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising and marketing expenses were $6,500 and $0 for the three months ended February 29, 2024 and February 28, 2023, respectively.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three months ended February 29, 2024 and February 28, 2023. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three months ended February 29, 2024 and February 28, 2023.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	February 29, 2024	February 28, 2023
Convertible Notes	9,546,247	2,753,278
Stock Options	129,638,187	128,688,187
Total	139,184,434	131,441,465

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company leases its corporate offices. The lease is classified as an operating lease. The Company is a party to a two-year lease with USMC for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 7). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month, with automatic one-month renewals. The remaining weighted average term is 0.75 years. The Company discounted lease payments using its estimated incremental borrowing rate at December 1, 2020. The weighted average incremental borrowing rate applied was 5%.

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

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of February 29, 2024, the Company was not engaged in any mine exploration.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral Rights

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. As of February 29, 2024 and November 30, 2023, the Company did not have any capitalized mineral rights.

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

NOTE 4 – MINING RIGHTS (CONTINUED)

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust (the “Trust”), pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”) from the Trust. The Purchase Price plus 5% interest is payable in cash at closing. On April 14, 2022, the agreement was amended to extend the closing date to April 14, 2023. On April 7, 2023, the agreement was amended to extend the closing date to April 1, 2024. The parties are currently discussing extending the closing date and the terms of a new amendment.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	February 29, 2024	November 30, 2023

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	130,716	130,716
Construction in process	620,000	620,000
	817,880	817,880
Less: accumulated depreciation	(67,164)	(67,164)
Property and equipment, net	$750,716	$750,716

There was no depreciation expense for the three months ended February 29, 2024 and February 28, 2023.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,401 of accrued and unpaid interest, which was recorded in Other income on the Statement of Operations. Prior to the cancellation of the note, the Company was in default on the note. There was no interest expense for the three months ended February 29, 2024 and February 28, 2023, respectively.

A. Scott Dockter – Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 29, 2024, the Company made no payments towards the outstanding balance of the note. Total interest expense on the note was $130 for the three months ended February 29, 2024 and February 28, 2023. The balance on the note was $8,716 as of February 29, 2024, and November 30, 2023. There was $42,195 and $42,065 of accrued interest as of February 29, 2024, and November 30, 2023, respectively.

NOTE 6 – NOTES PAYABLE (CONTINUED)

Convertible Promissory Notes – USMC

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $3,999 and $5,805 for the three months ended February 29, 2024 and February 28, 2023, respectively. On January 31, 2024, the principal of $470,862 and accrued interest through January 31, 2024 of $33,476 were converted into 1,293,175 shares of the Company’s common stock.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $1,189 and $1,726 for the three months ended February 29, 2024 and February 28, 2023, respectively. On January 31, 2024, the principal of $140,027 and accrued interest through January 31, 2024 of $8,210 were converted into 380,095 shares of the Company’s common stock.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $2,619 and $0 for the three months ended February 29, 2024 and February 28, 2023, respectively. On January 31, 2024, the principal of $308,320 and accrued interest through January 31, 2024 of $14,233 were converted into 827,060 shares of the Company’s common stock.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was $5,606 and $0 for the three months ended February 29, 2024 and February 28, 2023, respectively. On January 31, 2024, the principal of $412,533 and accrued interest through January 31, 2024 of $22,152 were converted into 4,346,855 shares of the Company’s common stock.

NOTE 6 – NOTES PAYABLE (CONTINUED)

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was $2,635 and $0 for the three months ended February 29, 2024 and February 28, 2023, respectively. On January 31, 2024, the principal of $193,935 and accrued interest through January 31, 2024 of $9,139 were converted into 2,030,738 shares of the Company’s common stock.

February 8, 2024

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount will be funded in equal installments as follows: upon issuance date $103,000; on or about March 1, 2024 $103,000; on or about April 1, 2024 $103,000; on or about May 1, 2024 $103,000; on or about June 1, 2024 $103,000; on or about July 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share.

Line of Credit –USMC

July 10, 2023

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 from USMC under an unsecured convertible grid promissory note (See Note 12) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of February 29, 2024, there have been $919,135 advances from USMC under the July 10, 2023 line of credit agreement. As of February 29, 2024, the accrued interest on the July 10, 2023 line of credit was $18,823.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into the Company’s common stock at a price per share equal to the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 29, 2024, there were no cash fees owed to Mr. Guzy.

NOTE 6 – NOTES PAYABLE (CONTINUED)

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Dr. Kurtis converted $12,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 29, 2024, cash fees owed to Dr. Kurtis under the Kurtis Director Agreement were deferred and debt in the amount of $19,000 is owed to Dr. Kurtis.

On September 11, 2023, the Company entered into a twelve-month director agreement with Brady Barto (“the Barto Agreement”) pursuant to which Mr. Barto will serve as a director. Mr. Barto shall be notified within 30 days before the end of the twelve months whether his contract will be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date Mr. Barto is on the board. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 29, 2024, cash fees owed to Mr. Barto under the Barto Director Agreement were deferred and debt in the amount of $6,000 is owed to Mr. Barto.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Three Months Ended February 29, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$10,500
Short term lease cost	-
Sublease income	-
Net lease cost	$10,500

Operating lease – operating cash flows (fixed payments)	$10,500
Operating lease – operating cash flows (liability reduction)	$10,029
Current assets – right of use asset	$29,850
Current liabilities – operating lease liabilities	$30,851
Non-current liabilities – operating lease liabilities	$-

NOTE 7 – LEASES (CONTINUED)

Three Months Ended February 28, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$10,500
Short term lease cost	-
Sublease income	-
Net lease cost	$10,500

Operating lease – operating cash flows (fixed payments)	$10,500
Operating lease – operating cash flows (liability reduction)	$9,538
Non-current liabilities – right of use assets	$69,649
Current liabilities – operating lease liabilities	$39,372
Non-current liabilities – operating lease liabilities	$30,852

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the three months ended February 29, 2024:

Fiscal Year	Operating Leases
Remainder of 2024	$31,500
Amount representing interest	(649)
Present value of net future minimum lease payments	$30,851

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts as of:

	February 29, 2024	November 30, 2023

Accounts payable	$190,091	$314,502
Accrued interest – related party	61,019	120,011
Accrued compensation	34,610	39,080
Accrued consultants	-	7,431
Accounts payable and accrued expenses	$285,720	$481,024

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, which is owned by the Company’s majority stockholders and directors, A. Scott Dockter and John Bremer (See Note 12).

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by the Company and because Calvanico never exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023, teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief in support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19, 2023. Calvanico’s reply brief was filed on October 4, 2023. On February 6, 2024, the Company agreed to pay $618,000 in six equal monthly payments of $103,000 with the first payment made February 8, 2024.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $400,000 and, although the Company is vigorously defending such claims and believes that there is little to no risk of liability, it has accrued $400,000 for such risk. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The matter was fully settled and was thus dismissed by the Court on May 2, 2023, and the Company paid Superior Soils $125,000. The settlement resulted in $275,000 other income in the period ended May 31, 2023 as $400,000 had been accrued.

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

Note 10 - STOCKHOLDERS’ EQUITY

On February 27, 2023, 300,000 shares of the Company’s common stock were surrendered to the Company in a settlement agreement.

On January 31, 2024, the Company issued 8,877,923 shares of common stock to USMC in exchange for $1,525,676 notes payable principal and $87,211 in interest accrued through January 31, 2024.

On February 23, 2024, the board of directors authorized the immediate issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 Purebase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved ten million shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of February 29, 2024, options to purchase an aggregate of 4,468,787 shares of common stock have been granted under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

.

On April 8, 2023, the Company granted a director an option to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.10 per share and a fair value of $26,623. This option vests immediately. The option was valued using the Black-Scholes option pricing model under the following assumption as found in the table below.

On August 10, 2023, the Company granted a director an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share and a fair value of $17,987. This option vests immediately. The option was valued using the Black-Scholes option pricing model under the following assumption as found in the table below.

On September 13, 2023, the Company granted a director an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share and a fair value of $16,267. This option vests immediately. The option was valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On December 13, 2023, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.09 per share and a fair value of $16,762. This option vests in one year. The option was valued using the Black-Scholes option pricing model under the following assumption as found in the table below.

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

Grant Date	Number of Options	Stock Price	Exercise Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
04/08/2023	350,000	$0.08	$0.10	202.26%	3.72%	0.00%	3.50 years	$26,623
08/10/2023	200,000	$0.10	$0.15	201.69%	4.47%	0.00%	3.50 years	$17,987
09/13/2023	200,000	$0.10	$0.15	198.67%	4.64%	0.00%	3.50 years	$16,267
12/13/2023	200,000	$0.09	$0.09	206.88%	4.18%	0.00%	3.00 years	$16,762

The Company granted options to purchase an aggregate of 200,000 shares of common stock during the three months ended February 29, 2024, and did not grant stock options during the three months ended February 28, 2023.

The weighted average grant date fair value of options granted and vested during the three months ended February 29, 2024 was $0. The weighted average non-vested grant date fair value of non-vested options during the three months ended February 29, 2024 was $16,762.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at November 30, 2022	128,688,187	$0.53
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 28, 2023	128,688,187	$0.53

Outstanding at November 30, 2023	129,438,187	$0.53
Granted	200,000	0.09
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 29, 2024	129,638,187	$0.53

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 29, 2024:

		Weighted-	Weighted-
		Average	Average
Exercise	Outstanding	Remaining Life	Exercise	Number
Price	Options	In Years	Price	Exercisable

$0.09	200,000	3.79	$0.09	-
0.099	400,000	0.39	0.099	400,000
0.10	995,000	2.44	0.10	995,000
0.12	50,000	4.57	0.12	50,000
0.15	400,000	4.50	0.15	400,000
0.24	2,223,787	3.16	0.24	2,223,787
0.36	200,000	2.45	0.36	200,000
0.38	116,000,000	4.59	0.38	116,000,000
2.50	8,669,400	3.26	2.50	8,669,400
3.00	500,000	2.00	3.00	500,000
	129,638,187	4.43	$0.53	129,438,187

The compensation expense attributed to the issuance of the options is recognized as vested options.

The stock options granted are exercisable over various terms from three to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $8,191 and $5,485,013 for the three months ended February 29, 2024, and February 28, 2023, respectively. As of February 29, 2024, there was $4,191 compensation cost related to non-vested stock options.

As of February 29, 2024, the aggregate intrinsic value of the total outstanding and exercisable options was $0, which was based on an estimated fair value of the Company’s common stock of $0.068 as of such date and which represents the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closed bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,401 of accrued and unpaid interest. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense on the note was $0 for the three months ended February 29, 2024 and February 28, 2023.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company which A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, each own 33%, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the three months ended February 29, 2024 and February 28, 2023, the Company made $0 and $21,914 purchases from USMC, respectively. No services were rendered by USMC for the three months ended February 29, 2024 and February 28, 2023. In addition, during the three months ended February 29, 2024 and February 28, 2023, USMC paid $0 and $8,320, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. During the three months ended February 29, 2024 and February 28, 2023, USMC made cash advances to the Company of $675,400 and $300,000, respectively, which are recorded as part of due to affiliates and convertible notes payable, related party on the Company’s condensed consolidated balance sheets. All amounts owed for services rendered, expenses paid on behalf of the Company, and cash advances were converted into the Company’s common stock pursuant to the September 5, 2019 Debt Exchange Agreement, the November 25, 2020 Securities Purchase Agreement (See Note 6) and the April 7, 2022 Securities Purchase Agreement (See Note 6). The Company did not have a balance due to USMC on February 29, 2024 or November 30, 2023.

USMC Notes

The Company has entered into various securities purchase agreements with USMC pursuant to which USMC may purchase the Company’s unsecured convertible promissory notes (See Note 6). The outstanding balance on the convertible notes due to USMC was $103,000 and $1,525,676 on February 29, 2024 and November 30, 2023, respectively. Interest expense on the convertible notes due to USMC totaled $16,048 and $7,532 for the three months ended February 29, 2024 and February 28, 2023, respectively. On January 31, 2024, the Company issued 8,877,923 shares of common stock to USMC in exchange for $1,525,676 notes payable principal and $87,211 in interest accrued through January 31, 2024. On February 8, 2024, the Company issued an unsecured convertible promissory note for $618,000, of which $103,000 was funded on that date (see Note 6).

USMC Line of Credit

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until July 10, 2024 (See Note 6). The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date hereof, there have been $1,000,000 in advances from USMC under the July 10, 2023 line of credit agreement.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement was three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. For the three months ended February 29, 2024 and February 28, 2023, the Company purchased $0 and $21,914, respectively, under the Supply Agreement. Since April 22, 2020, the Company has purchased $501,262 of materials under the Supply Agreement.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

US Mine LLC

On May 27, 2021, the Company entered into the Materials Extraction Agreement with US Mine, LLC, pursuant to which the Company acquired the right to extract up to one hundred million of certain raw clay materials. The Materials Extraction Agreement is effective until one hundred million tons of material are extracted. As compensation for the right, the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at the rate of 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company’s common stock is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of such initial trading date, and (iii) the remaining 25% on or after the twelve-month anniversary of such initial trading date. In addition, the Company will pay US Mine, LLC a royalty fee of $5.00 per ton of materials extracted and any royalty not paid in a timely manner will be subject to 15% interest per annum compounded monthly.

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, as further amended on June 17, 2022, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. For the three months ended February 28, 2023, the Company expensed $5,485,013 in stock-based compensation expense related to the issuance of the option on October 16, 2021, to US Mine LLC under the Amendment.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 29, 2024 and February 28, 2023, the Company paid $0 and $10,000, respectively, towards the outstanding balance of the note. Total interest expense on the note was $130 for the three months ended February 29, 2024 and February 28, 2023. The balance on the note was $8,716 as of February 29, 2024 and November 30, 2023. There was $42,195 and $42,065 of accrued interest as of February 29, 2024, and November 30, 2023, respectively.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 29, 2024, there were no cash fees owed to Mr. Guzy.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 29, 2024, the Company has debt in the amount of $19,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into the Barto Agreement (see Note 6) pursuant to which Mr. Barto agrees to devote as much time as is necessary to perform completely the duties as a director. Mr. Barto shall be notified within 30 days before the end of the twelve months whether his contract shall be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date of Mr. Barto being on the board. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 29, 2024, the Company has debt in the amount of $6,000 owed to Mr. Barto.

On June 9, 2023, the Company entered into the Scrivener Agreement pursuant to which Dr. Scrivener will provide certain strategic advisory services to the Company. As compensation therefor, Dr. Scrivener was issued 100,000 shares of the Company’s common stock on June 9, 2023, at a fair value of $0.08 per share.

On February 16, 2024, the Company entered into a one-year consulting agreement with Magmatics, Inc. pursuant to which Joe Thomas will assist in the design, production, testing, and certification of metakaolin and an HP-SCM. Magmatics was issued 300,000 shares of the Company’s common stock upon signing the agreement and will be issued 16,667 shares of the Company’s common stock for each thirty-day period completed for eleven months and 16,663 shares of the Company’s common stock for the twelfth month. Mr. Thomas will serve as chair of the Company’s Advisory Board.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the term for an additional two years to November 1, 2024, and to add an additional 700 square feet of office space for a total monthly rental of $3,500.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of February 29, 2024, and November 30, 2023, the Company had no deposits over the FDIC insured limit.

Revenues

The Company had no revenue for the three months ended February 29, 2024.

Two customers accounted for 100% of total revenues for the three months ended February 28, 2023, as set forth below:

Customer A	99%
Customer B	1%

Accounts Receivable

The Company had no accounts receivable as of February 29, 2024.

One customer accounted for 100% of the accounts receivable as of February 28, 2023.

Vendors

The Company had no purchases for the three months ended February 29, 2024.

One supplier accounted for 100% of purchases during the three months ended February 28, 2023.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after February 29, 2024 through the date the condensed consolidated financial statements were filed. During this period the Company did not have any material reportable subsequent events other than those stated below:

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of the date hereof, there have been $198,135 in advances from USMC under the March 7, 2024 line of credit agreement.

On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Business Overview

We are an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States, through our two subsidiaries, Purebase AG, and Purebase AM, respectively. The Company has not yet commenced mining operations and relies on US Mine LLC for its raw materials. A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also owners of US Mine, LLC.

We utilize the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant stockholder of the Company for the development and contract mining of industrial mineral and metal projects, exploration, drilling, preparation of feasibility studies, mine modeling, on-site construction, production site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by US Mine LLC.

A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also officers, directors and owners of USMC. A. Scott Dockter and John Bremer are also managers and owners of US Mine LLC.

We obtain certain raw clay materials from USMC through a material extraction agreement with US Mine LLC. US Mine LLC owns the mining property which USMC leases. USMS pays US Mine LLC a royalty for which the Company reimburses USMC.

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

Recent Developments

USMC Note

On February 8, 2024, the Company issued a two-year convertible promissory note in the amount of $618,000 to USMC, the proceeds of which will be used to settle a lawsuit with Al Calvanico, a former chief financial officer of the Company. The principal sum will be funded in equal installments as follows: on February 8, 2024 $103,000; on March 4, 2024 $103,000; on April 3, 2024 $103,000; on or about May 1, 2024 $103,000; on or about June 1, 2024 $103,000; on or about July 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share.

USMC Line of Credit – July 10, 2023

On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

USMC Line of Credit – March 7, 2024

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at maturity at a conversion price of $0.08 per share at the sole discretion of the noteholder. As of the date hereof, there have been $198,135 in advances from USMC.

Results of Operations

Comparison of the Three Months Ended February 29, 2024 to the Three Months Ended February 28, 2023

	February 29,	February 28,
	2024	2023	Variance
Revenue, net	$-	$52,256	$(52,256)
Cost of goods sold	-	22,463	(22,463)
Operating income	-	29,793	(29,793)

Operating Expenses:
Selling, general and administrative	453,565	401,857	51,708
Stock based compensation	8,191	5,485,013	(5,476,822)
Total operating expenses	461,756	5,886,870	(5,425,114)
Loss from operations	(461,756)	(5,857,077)	5,395,321
Other income (expense)	-	35,401	(35,401)
Interest expense, related parties	(29,216)	(9,123)	(20,093)
Net Loss	$(490,972)	$(5,830,799)	$5,339,827

Revenues

Revenue decreased by $52,256, or 100%, for the three months ended February 29, 2024, as compared to the three months ended February 28, 2023. This decrease was due to no sales in the three months ended February 29, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $22,463, or 100%, for the three months ended February 29, 2024, as compared to the three months ended February 28, 2023, directly corresponding with no products sold during the three months ended February 28, 2024.

Operating Expenses

Total operating expenses decreased by $5,425,114, or 92%, for the three months ended February 29, 2024, as compared to the three months ended February 28, 2023. The decrease in operating expenses was primarily due to a decrease in stock-based compensation of $5,476,822 for the three months ended February 29, 2024, as compared to the three months ended February 28, 2023.

As of April 2023, the Company no longer expensed the option to purchase an aggregate of 116,000,000 shares of common stock issued to US Mine LLC on October 6, 2021, which resulted in a decreased stock-based compensation expense during the three months ended February 29, 2024 compared to the three months ended February 28, 2023.

Other Income

Other income decreased by $35,401, or 100%, for the three months ended February 29, 2024, as compared to the three months ended February 28, 2023. The decrease was due to no other income in the three months ended February 29, 2024.

Interest Expense, Related Parties

Interest expense increased by $20,093 for the three months ended February 29, 2024, as compared to the three months ended February 28, 2023, primarily due to increased borrowing from USMC.

Liquidity and Capital Resources

As of February 29, 2024, we had cash on hand of $5,760 and a working capital deficiency of $1,726,120, as compared to cash on hand of $5,572 and a working capital deficiency of $1,493,349 as of November 30, 2023. The increase in working capital deficiency is primarily a result of an increase in the line of credit of $572,400, offset by decreases in accounts payable and accrued expenses of $195,304 and settlement liability of $103,000.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2024, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded and currently plans to continue funding these losses from lines of credit with USMC and the sale of equity and debt.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in connection with the March 7, 2024 line of credit agreement will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through February 29, 2024 of $63,221,950, negative cash flows from operating activities of $675,212 for the three months ended February 29, 2024 and a working capital deficiency of $1,726,120 as of February 29, 2024. During the three months ended February 29, 2024, the Company received net cash proceeds of $675,400 from USMC. If the Company does not generate additional revenue and obtain equity and debt financing from USMC or other third parties, it will not have sufficient cash to meet its obligations for the next twelve months, following the date of this Quarterly Report. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report. The consolidated financial statements in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	February 29,	November 30,
	2024	2023
Current assets	$58,302	$21,006
Current liabilities	1,784,422	1,514,355
Working capital deficiency	$(1,726,120)	$(1,493,349)

The increase in current assets as of February 29, 2024, is primarily due to the increase of the current portion of the right of use asset. The increase in current liabilities is primarily a result of an increase in the line of credit of $572,400, offset by a decrease in accounts payable and accrued expenses of $195,304 (including $87,211 in accrued interest converted to common stock) and a decrease in settlement liability of $103,000.

Cash Flows

	Three Months Ended
	February 29, 2024	February 28, 2023
Net cash used in operating activities	$(675,212)	$(287,632)
Net cash used in investing activities	-	-
Net cash provided by financing activities	675,400	290,000
Increase (decrease) in cash	$188	$2,368

Operating Activities

Net cash used in operating activities was $675,212 for the three months ended February 29, 2024, primarily due to a net loss of $490,972, a decrease in accounts payable and accrued expenses of $108,093, and a decrease in settlement liability of $103,000. Net cash used in operating activities was $287,632 for the three months ended February 29, 2023, primarily due to a net loss of $5,830,799 and gain on debt forgiveness of $35,401 and an increase in accounts receivable of $53,880, offset by $5,485,013 in stock based compensation and a $139,249 increase in accounts payable and accrued expenses.

Investing Activities

There were no investing activities in the three months ended February 29, 2024 and February 28, 2023.

Financing Activities

For the three months ended February 29, 2024, net cash provided by financing activities was $675,400, consisting of a $572,400 increase in the line of credit from USMC and $103,000 as an initial advance on a convertible note from USMC. For the three months ended February 28, 2023, net cash provided by financing activities was $290,000, consisting of a $300,000 advance to the Company from USMC that was later converted to a note, offset by a $10,000 partial payment on a loan from the Chief Executive Officer of the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023, as filed with the SEC on February 28, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of February 29, 2024 due to the material weaknesses in internal control over financial reporting described below.

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

The Company has determined that its internal control over financial reporting was ineffective due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives;
●	Insufficient formal policies and procedures; and
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Continue to establish appropriate segregation of duties to achieve internal control objectives;
●	Continue to search for and evaluate qualified independent outside directors; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as set forth below there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report o Form 8-K filed by the Company

On February 23, 2024, the Company’s board of directors authorized the issuance of 300,000 shares for services to a third-party consultant.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2024

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 15, 2024

