Form 10-Q
period 2024-05-31
PureBase Corp
filed 2024-07-15
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2024

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

As of July 15, 2024, there were 250,363,996 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2024	November 30, 2023
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$45,940	$5,572
Accounts receivable	50,034	-
Prepaid expenses and other assets	12,780	15,434
Right of use asset	19,900	-
Total Current Assets	128,654	21,006

Property and equipment, net	750,716	750,716
Right of use asset	-	39,799

Total Assets	$879,370	$811,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$98,529	$361,013
Interest payable, related party	46,528	120,011
Settlement liability	206,000	618,000
Line of credit	442,135	346,735
Lease liability	20,696	40,880
Note payable to officer	1,216	8,716
Convertible notes payable, related party	31,000	19,000
Total Current Liabilities	846,104	1,514,355

Interest payable, related party, net of current portion	6,729	-
Convertible notes payable; related party, net of current portion	412,000	1,525,676
Total Liabilities	1,264,833	3,040,031

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at May 31, 2024 and November 30, 2023	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 250,347,329 and 230,863,005 shares issued and outstanding, at May 31, 2024 and November 30, 2023, respectively	250,347	230,863
Additional paid in capital	62,927,030	60,271,605
Accumulated deficit	(63,562,840)	(62,730,978)
Total Stockholders’ Deficit	(385,463)	(2,228,510)

Total Liabilities and Stockholders’ Deficit	$879,370	$811,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2024	2023	2024	2023

Revenue, net	$105,722	$66,376	$105,722	$118,632
Cost of goods sold	33,075	26,606	33,075	49,069
Gross margin	72,647	39,770	72,647	69,563

Operating expenses
Selling, general and administrative	388,197	477,796	841,762	879,653
Stock based compensation	4,191	1,841,389	12,382	7,326,402
Total operating expenses	392,388	2,319,185	854,144	8,206,055

Loss from operations	(319,741)	(2,279,415)	(781,497)	(8,136,492)

Other income (expense)
Other income	-	275,000	-	310,401
Interest expense related party	(18,749)	(12,401)	(47,965)	(21,524)
Total other income (expense), net	(18,749)	262,599	(47,965)	288,877

Loss before provision for income taxes	(338,490)	(2,016,816)	(829,462)	(7,847,615)
Provision for income taxes	2,400	2,400	2,400	2,400
Net loss	$(340,890)	$(2,019,216)	$(831,862)	$(7,850,015)

Loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average number of common stock outstanding – basic and diluted	246,863,650	230,473,222	240,323,765	230,609,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2022 (audited)	-	$-	230,753,005	$230,753	$52,480,436	$(53,643,649)	$(572,460)

Stock based compensation – shares	-	-	-	-	5,485,013	-	5,485,013

Settlement shares surrendered	-	-	(300,000)	(300)	300	-	-

Net loss	-	-	-	-	-	(5,830,799)	(5,830,799)

Balance at February 28, 2023 (unaudited)	-	$-	230,453,005	$230,453	$58,325,749	$(59,474,448)	$(918,246)

Stock based compensation – shares	-	-	-	-	1,841,389	-	1,841,389

Conversion of board of director accrued debt	-	-	310,000	310	35,690	-	36,000

Net loss	-	-	-	-	-	(2,019,216)	(2,019,216)

Balance at May 31, 2023 (unaudited)	-	$-	230,763,005	$230,763	$60,202,828	$(61,493,664)	$(1,060,073)

Balance at November 30, 2023 (audited)	-	$-	230,863,005	$230,863	$60,271,605	$(62,730,978)	$(2,228,510)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares for services	-	-	300,000	300	23,700	-	24,000

Convertible debt converted into common stock, related party	-	-	8,877,923	8,878	1,604,009	-	1,612,887

Net loss	-	-	-	-	-	(490,972)	(490,972)

Balance at February 29, 2024 (unaudited)	-	$-	240,040,928	$240,041	$61,903,505	$(63,221,950)	$(1,078,404)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares issued for services	-	-	50,001	50	3,950	-	4,000

Convertible debt converted into common stock, related party	-	-	10,256,400	10,256	1,015,384	-	1,025,640

Net loss	-	-	-	-	-	(340,890)	(340,890)

Balance at May 31, 2024 (unaudited)	-	$-	250,347,329	$250,347	$62,927,030	$(63,562,840)	$(385,463)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2024	May 31, 2023
Cash Flows Operating Activities:
Net loss	$(831,862)	$(7,850,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,382	7,326,402
Stock issued for services	28,000	-
Director compensation accrued as convertible debt	12,000	12,000
Gain on debt forgiveness	-	(35,401)
Gain on settlement	-	(275,000)
Right of use asset and liability, net	(285)	703
Changes in operating assets and liabilities:
Accounts receivable	(50,034)	(66,376)
Prepaid expenses and other assets	(1,346)	3,547
Accounts payable and accrued expenses	(223,116)	323,333
Settlement liability	(412,000)	(125,000)
Interest payable, related party	6,729	-
Net Cash Used In Operating Activities	(1,459,532)	(685,807)

Cash Flows Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows Financing Activities:
Advances from related party for convertible note	412,000	705,000
Proceeds from line of credit	1,095,400	-
Payments on notes payable to officer	(7,500)	(15,000)
Net Cash Provided By Financing Activities	1,499,900	690,000

Net Increase In Cash and Cash Equivalents	40,368	4,193

Cash and Cash Equivalents - Beginning of Period	5,572	19,055

Cash and Cash Equivalents – End of Period	$45,940	$23,248

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$2,400	$2,400

Noncash operating and financing activities:
Forgiveness of accounts payable due to USMC	$-	$(15,853)
Vendors paid on behalf of the Company by USMC	$-	$8,320
Expenses paid on behalf of the Company by USMC	$7,699	$7,533
Convertible debt and accrued interest converted to common stock, related party	$2,638,527	$-
Director compensation - accrued as convertible debt converted to common stock	$12,000	$36,000

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

The Company’s headquarters is in Ione, California.

Agricultural Sector

The Company develops specialized sun protectants. The Company has developed and will seek to develop additional products derived from mineralized materials of kaolin clay.

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

The Company utilizes the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial minerals. A. Scott Dockter, the Company’s Principal Executive Officer and a director, and John Bremer, a director, are also officers, directors, and owners of USMC. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by US Mine LLC. A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also owners of US Mine, LLC.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2024, the Company had a significant accumulated deficit of $63,562,840 and a working capital deficit of $717,450. For the six months ended May 31, 2024, the Company had a loss from operations of $781,497 and negative cash flows from operations of $1,459,532. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2024. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded and plans to continue funding these losses primarily with additional infusions of cash from advances from USMC and the sale of equity and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

On February 8, 2024, the Company issued a two-year $618,000 unsecured convertible note to USMC for the payment of the plaintiff’s attorney fees for the settlement of the Calvanico lawsuit (see Note 6). The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $0.08 per share at the sole discretion of the noteholder. As of the date hereof, there have been $515,000 in advances from USMC under the note.

On March 7, 2024, the Company entered into a $1,000,000 line of credit agreement with USMC, pursuant to a grid note issued in connection with the line of credit. The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of the date hereof, there have been $665,135 in advances from USMC under the line of credit. Currently, there are no other arrangements or agreements for financing with USMC and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2023, in our Annual Report on Form 10-K filed with the SEC on February 28, 2024. The results of the six months ended May 31, 2024, (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2024.

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

Practical Expedients

As part of ASC Topic 606, the Company has adopted practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied and Partially Unsatisfied Performance Obligations – for all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and therefore is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value provided to the customer of the Company’s performance completed to date. The Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the six months ended May 31, 2024:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$55,688	$50,034	$-	$105,722

Revenue consists of the following by product offering for the six months ended May 31, 2023:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$-	$67,152	$51,480	$118,632

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of May 31, 2024 and November 30, 2023.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of May 31, 2024 and November 30, 2023, the Company has determined that no allowance for credit losses was necessary.

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

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $620,000 in property and equipment that it acquired on May 1, 2020. As of May 31, 2024, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company has $130,716 in costs for its pilot plant which is not yet operational, and the Company expects to incur more costs before the pilot plant becomes operational. As such, the Company has not recorded depreciation related to the pilot plant. The Company also has $67,164 in other fixed assets which are fully depreciated.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and six months ended May 31, 2024 and 2023.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general and administrative expenses for the three and six months ended May 31, 2024 and 2023.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred and such costs are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising and marketing expenses were $7,950 and $2,643 for the three months ended May 31, 2024 and 2023, respectively. Advertising and marketing expenses were $14,450 and $2,643 for the six months ended May 31, 2024 and 2023, respectively.

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three and six months ended May 31, 2024 and 2023. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three and six months ended May 31, 2024 and 2023.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	May 31, 2024	May 31, 2023
Convertible Notes	11,020,992	6,656,110
Stock Options	129,438,187	128,688,187
Total	140,459,179	135,344,297

	Six Months Ended,
	May 31, 2024	May 31, 2023
Convertible Notes	11,020,992	6,656,110
Stock Options	129,438,187	128,688,187
Total	140,459,179	135,344,297

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company leases its corporate offices. The lease is classified as an operating lease. The Company is a party to a two-year lease with USMC for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 7). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month, with automatic one-month renewals. The remaining weighted average term is 0.50 years. The Company discounted lease payments using its estimated incremental borrowing rate at December 1, 2020. The weighted average incremental borrowing rate applied was 5%.

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

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of May 31, 2024, the Company was not engaged in any mine exploration.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. As of May 31, 2024 and November 30, 2023, the Company did not have any capitalized mineral rights.

Recent Accounting Pronouncements

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – MINING RIGHTS

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014, US Mining and Minerals Corporation entered into a Purchase Agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. On December 1, 2014, USMC assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement provides for the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and Bureau of Land Management. An initial deposit of $50,000 was paid to the Company and held in escrow and the Purchase Agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to the closing of the sale from US Mining and Minerals Corporation to the Company. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property interest and mining claims on or about October 15, 2015. Mr. Bremer agreed to transfer title to the Company upon payment of $575,000 plus expenses to Mr. Bremer, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company, which is paid by USMC on behalf of the Company.

NOTE 4 – MINING RIGHTS (CONTINUED)

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust (the “Trust”), pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”) from the Trust. The Purchase Price plus 5% interest is payable in cash at closing. On April 14, 2022, the agreement was amended to extend the closing date to April 14, 2023. On April 7, 2023, the agreement was amended to extend the closing date to April 1, 2024. On July 12, 2024 the agreement was amended to extend the closing date to July 12, 2026.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	May 31, 2024	November 30, 2023

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	130,716	130,716
Construction in process	620,000	620,000
	817,880	817,880
Less: accumulated depreciation	(67,164)	(67,164)
Property and equipment, net	$750,716	$750,716

There was no depreciation expense for the three and six months ended May 31, 2024 and 2023.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,401 of accrued and unpaid interest, which was recorded in Other income on the Statement of Operations. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense for the six months ended May 31, 2024 and 2023 was $0 and $255, respectively. There was no interest expense for the three months ended May 31, 2024 and 2023, respectively.

A. Scott Dockter – Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2024, the Company made payments totaling $7,500 towards the outstanding balance of the note. Total interest expense on the note was $182 and $612 for the six months ended May 31, 2024 and 2023, respectively. The balance on the note was $1,216 and $8,716 as of May 31, 2024, and November 30, 2023, respectively. There was $42,247 and $42,065 of accrued interest as of May 31, 2024, and November 30, 2023, respectively.

NOTE 6 – NOTES PAYABLE (CONTINUED)

Convertible Promissory Notes – USMC

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $0 and $5,805 for the three months ended May 31, 2024 and 2023, respectively. Total interest expense on Tranche #7 was $3,999 and $11,610 for the six months ended May 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $470,862 and accrued interest through January 31, 2024 of $33,476 were converted into 1,293,175 shares of the Company’s common stock.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $0 and $1,726 for the three months ended May 31, 0224 and 2023, respectively. Total interest expense on Tranche #8 was $1,189 and $3,453 for the six months ended May 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $140,027 and accrued interest through January 31, 2024 of $8,210 were converted into 380,095 shares of the Company’s common stock.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $0 and $3,801 for the three months ended May 31, 2024 and 2023, respectively. Total interest expense on Tranche #9 was $2,619 and $3,801 for the six months ended May 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $308,320 and accrued interest through January 31, 2024 of $14,233 were converted into 827,060 shares of the Company’s common stock.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. There was no interest expense on Tranche #10 for the three months ended May 31, 2024 and 2023. Total interest expense on Tranche #10 was $5,606 and $0 for the six months ended May 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $412,533 and accrued interest through January 31, 2024 of $22,152 were converted into 4,346,855 shares of the Company’s common stock.

NOTE 6 – NOTES PAYABLE (CONTINUED)

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. There was no interest expense on Tranche #11 for the three months ended May 31, 2024 and 2023. Total interest expense on Tranche #11 was $2,635 and $0 for the six months ended May 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $193,935 and accrued interest through January 31, 2024 of $9,139 were converted into 2,030,738 shares of the Company’s common stock.

February 8, 2024

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000 to be funded. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the three and six months ended May 31, 2024 was $6,226 and $6,729, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share.

Lines of Credit –USMC

July 10, 2023

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provided for the issuance of up to an aggregate of $1,000,000 from USMC under an unsecured convertible grid promissory note (See Note 12) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of May 31, 2024, there had been $1,000,000 advances from USMC under the July 10, 2023 line of credit agreement. Total interest expense was $6,816 and $18,856 for the three and six months ended May 31, 2024, respectively. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

March 7, 2024

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of the date hereof, there have been $665,135 in advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense for the three and six months ended May 31, 2024 was $4,282 and $4,282 respectively.

NOTE 6 – NOTES PAYABLE (CONTINUED)

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into the Company’s common stock at a price per share equal to the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2024, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Dr. Kurtis converted $12,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2024, cash fees owed to Dr. Kurtis under the Kurtis Director Agreement were deferred and debt in the amount of $22,000 is owed to Dr. Kurtis.

On September 11, 2023, the Company entered into a twelve-month director agreement with Brady Barto (“the Barto Agreement”) pursuant to which Mr. Barto will serve as a director. Mr. Barto will be notified within 30 days before the end of the twelve months whether his contract will be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date Mr. Barto is on the board. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2024, cash fees owed to Mr. Barto under the Barto Director Agreement were deferred and debt in the amount of $9,000 is owed to Mr. Barto.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Six Months Ended May 31, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$21,000
Short term lease cost	-
Sublease income	-
Net lease cost	$21,000

Operating lease – operating cash flows (fixed payments)	$21,000
Operating lease – operating cash flows (liability reduction)	$20,529
Current leases – right of use assets	$19,900
Current liabilities – operating lease liabilities	$20,696

Six Months Ended May 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$21,000
Short term lease cost	-
Sublease income	-
Net lease cost	$21,000

Operating lease – operating cash flows (fixed payments)	$21,000
Operating lease – operating cash flows (liability reduction)	$19,197
Non-current liabilities – right of use assets	$59,699
Current liabilities – operating lease liabilities	$39,869
Non-current liabilities – operating lease liabilities	$20,696

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the six months ended May 31, 2024:

Fiscal Year	Operating Leases
Remainder of 2024	$21,000
Amount representing interest	(304)
Present value of net future minimum lease payments	$20,696

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts as of:

	May 31, 2024	November 30, 2023

Accounts payable	$62,629	$314,502
Accrued compensation	35,900	39,080
Accrued consultants	-	7,431
Accounts payable and accrued expenses	$98,529	$361,013

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, which is owned by the Company’s majority stockholders and directors, A. Scott Dockter and John Bremer (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believed Calvanico was owed nothing because it took the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by the Company and because Calvanico never exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023, teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief in support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19, 2023. Calvanico’s reply brief was filed on October 4, 2023. On February 6, 2024, the Company agreed to pay $618,000 in six equal monthly payments of $103,000 with the first payment made February 8, 2024. $412,000 in payments have been made as of May 31, 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleged breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint sought damages of approximately $400,000 and, although the Company vigorously defended such claims and believed that there was little to no risk of liability, it accrued $400,000 for such risk. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The matter was fully settled and was thus dismissed by the Court on May 2, 2023, and the Company paid Superior Soils $125,000. The settlement resulted in $275,000 other income in the period ended May 31, 2023 as $400,000 had been accrued previously.

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

On February 23, 2024, the board of directors authorized the immediate issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement. 350,001 shares of common stock have been issued as of May 31, 2024.

On March 31, 2024, the Company issued 10,256,400 shares of common stock to USMC in exchange for $1,000,000 of the July 10, 2023 line of credit and $25,640 in interest accrued through March 31, 2024.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved ten million shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of May 31, 2024, options to purchase an aggregate of 4,468,787 shares of common stock have been granted under the Option Plan. 200,000 options have expired as of May 31, 2024.

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

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

The Company granted options to purchase an aggregate of 200,000 shares of common stock during the six months ended May 31, 2024, and did not grant stock options during the six months ended May 31, 2023.

The weighted average grant date fair value of options granted and vested during the six months ended May 31, 2024 was $0. The weighted average non-vested grant date fair value of non-vested options during the six months ended May 31, 2024 was $16,762.

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at November 30, 2022	128,688,187	$0.53
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2023	128,688,187	$0.53

Outstanding at November 30, 2023	129,438,187	$0.53
Granted	200,000	0.09
Exercised	-	-
Expired or cancelled	(200,000)	0.099
Outstanding at May 31, 2024	129,438,187	$0.53

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at May 31, 2024:

		Weighted-	Weighted-
		Average	Average
Exercise	Outstanding	Remaining Life	Exercise	Number
Price	Options	In Years	Price	Exercisable

$0.09	200,000	3.54	$0.09	-
0.099	200,000	0.42	0.099	200,000
0.10	995,000	2.19	0.10	995,000
0.12	50,000	4.32	0.12	50,000
0.15	400,000	4.24	0.15	400,000
0.24	2,223,787	2.91	0.24	2,223,787
0.36	200,000	2.20	0.36	200,000
0.38	116,000,000	4.34	0.38	116,000,000
2.50	8,669,400	3.01	2.50	8,669,400
3.00	500,000	1.75	3.00	500,000
	129,438,187	4.18	$0.53	129,238,187

The compensation expense attributed to the issuance of the options is recognized as vested options.

The stock options granted are exercisable over various terms from three to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $12,382 and $7,326,402 for the six months ended May 31, 2024 and 2023, respectively. As of May 31, 2024, there was $8,382 compensation cost related to non-vested stock options.

As of May 31, 2024, the aggregate intrinsic value of the total outstanding and exercisable options was $0, which was based on an estimated fair value of the Company’s common stock of $0.052 as of such date and which represents the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closed bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,401 of accrued and unpaid interest. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense for the six months ended May 31, 2024 and 2023 was $0 and $255, respectively. There was no interest expense for the three months ended May 31, 2024 and 2023.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company which A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, each own 33%, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the six months ended May 31, 2024 and 2023, the Company made $26,175 and $34,364 purchases from USMC, respectively. Technical evaluations of $2,957 and $1,351 were rendered by USMC for the six months ended May 31, 2024 and 2023, respectively. All purchases have been paid or will be paid by the Company to USMC.

In addition, during the six months ended May 31, 2024 and 2023, USMC paid $7,699 and $15,853, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. All expenses paid by USMC on behalf of the Company were paid by the Company to USMC. The Company had a balance due to USMC of $13,151 and $0 on May 31, 2024 and November 30, 2023, respectively.

During the six months ended May 31, 2024 and 2023, USMC made cash advances to the Company of $1,507,400 and $705,000, respectively, which are recorded as part of due to affiliates and convertible notes payable, related party on the Company’s condensed consolidated balance sheets.

USMC Notes

The Company has entered into various securities purchase agreements with USMC pursuant to which USMC may purchase the Company’s unsecured convertible promissory notes (See Note 6). The outstanding balance on the convertible notes due to USMC was $412,000 and $1,525,676 on May 31, 2024 and November 30, 2023, respectively. Interest expense on the convertible notes due to USMC totaled $6,729 and $11,333 for the three months ended May 31, 2024 and 2023, respectively. Interest expense on the convertible notes due to USMC totaled $22,778 and $18,864 for the six months ended May 31, 2024 and 2023, respectively. On January 31, 2024, the Company issued 8,877,923 shares of common stock to USMC in exchange for $1,525,676 notes payable principal and $87,211 in interest accrued through January 31, 2024. On February 8, 2024, the Company issued an unsecured convertible promissory note for $618,000, of which $103,000 was funded on that date, $103,000 was funded March 1, 2024, $103,000 was funded April 1, 2024, $103,000 was funded May 1, 2024, $103,000 was funded July 1, 2024, and $103,000 is to be funded August 1, 2024 (see Note 6).

USMC Lines of Credit

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provided for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until July 10, 2024 (See Note 6). The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of May 31, 2024, there had been $1,000,000 advances from USMC under the July 10, 2023 line of credit agreement. Total interest expense was $6,816 and $18,856 for the three and six months ended May 31, 2024. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of the date hereof, there have been $665,135 in advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense for the three and six months ended May 31, 2024 was $4,282 and $4,282, respectively.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement was three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. For the three months ended May 31, 2024 and 2023, the Company purchased $26,175 and $12,450, respectively, under the Supply Agreement. For the six months ended May 31, 2024 and 2023, the Company purchased $26,175 and $34,365, respectively, under the Supply Agreement. Since April 22, 2020, the Company has purchased $527,437 of materials under the Supply Agreement.

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

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, as further amended on June 17, 2022, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. For the three and six months ended May 31, 2023, the Company expensed $1,841,389 and $7,326,402, respectively, in stock-based compensation expense related to the issuance of the option on October 16, 2021, to US Mine LLC under the Amendment.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2024 and 2023, the Company paid $7,500 and $15,000, respectively, towards the outstanding balance of the note. Total interest expense on the note was $51 and $233 for the three months ended May 31, 2024 and 2023, respectively. Total interest expense on the note was $181 and $612 for the six months ended May 31, 2024 and 2023, respectively. The balance on the note was $1,216 and $8,716 as of May 31, 2024 and November 30, 2023, respectively. There was $42,247 and $42,065 of accrued interest as of May 31, 2024 and November 30, 2023, respectively.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2024, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2024, the Company has debt in the amount of $22,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into the Barto Agreement (see Note 6) pursuant to which Mr. Barto agrees to devote as much time as is necessary to perform completely the duties as a director. Mr. Barto shall be notified within 30 days before the end of the twelve months whether his contract shall be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date of Mr. Barto being on the board. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2024, the Company has debt in the amount of $9,000 owed to Mr. Barto.

On June 9, 2023, the Company entered into an agreement with Karen Scrivener, an advisory board member, pursuant to which Dr. Scrivener will provide certain strategic advisory services to the Company. As compensation therefor, Dr. Scrivener was issued 100,000 shares of the Company’s common stock on June 9, 2023, at a fair value of $0.08 per share.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

On February 16, 2024, the Company entered into a one-year consulting agreement with Magmatics, Inc. pursuant to which Joe Thomas, an advisory board member, will assist in the design, production, testing, and certification of metakaolin and an HP-SCM. Magmatics was issued 300,000 shares of the Company’s common stock upon signing the agreement and will be issued 16,667 shares of the Company’s common stock for each thirty-day period completed for eleven months and 16,663 shares of the Company’s common stock for the twelfth month. 350,001 shares have been issued as of May 31, 2024.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the term for an additional two years to November 1, 2024, and to add an additional 700 square feet of office space for a total monthly rental of $3,500.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of May 31, 2024, and November 30, 2023, the Company had no deposits over the FDIC insured limit.

Revenues

Three customers accounted for 100% of the total revenue for the six months ended May 31, 2024, as set forth below:

Customer A	53%
Customer B	30%
Customer C	17%

Three customers accounted for 99% of total revenues for the six months ended May 31, 2023, as set forth below:

Customer A	44%
Customer B	40%
Customer C	15%

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of May 31, 2024, as set forth below:

Customer A	65%
Customer B	35%

Two customers accounted for 100% of the accounts receivable as of May 31, 2023, as set forth below:

Customer A	73%
Customer B	27%

Vendors

One supplier accounted for 100% of purchases during the six months ended May 31, 2024.

One supplier accounted for 100% of purchases during the six months ended May 31, 2023.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after May 31, 2024 through the date the condensed consolidated financial statements were filed. During this period the Company did not have any material reportable subsequent events other than those stated below:

On July 12, 2024, the Company and the Bremer Family 1995 Living Trust signed an amendment to the purchase agreement for the purchase of the Snow White Mine by the Company which extends the closing date to July 12, 2026. See Note 4.

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

Business Overview

We are an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States, through our two subsidiaries, PureBase AG, and PureBase AM, respectively. The Company relies on US Mine LLC for its raw materials. A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also owners of US Mine, LLC.

We utilize the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant stockholder of the Company for the development and contract mining of industrial mineral and metal projects, exploration, drilling, preparation of feasibility studies, mine modeling, on-site construction, production site reclamation and for product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, all of the minerals used by the Company are obtained from properties owned or controlled by US Mine LLC.

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

Agricultural Sector

We develop specialized sun protectants. We have developed and will seek to develop additional products derived from mineralized materials of kaolin clay.

Construction Sector

We have been developing and testing a kaolin-based product that we believe will help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). We are developing an SCM that we believe can potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, we believe there are significant opportunities for high-quality SCM products in the construction-materials sector.

Recent Developments

On July 12, 2024, the Company and the Bremer Family 1995 Living Trust signed an amendment to the purchase agreement for the purchase of the Snow White Mine by the Company which extends the closing date to July 12, 2026.

Results of Operations

Comparison of the Three Months Ended May 31, 2024 to the Three Months Ended May 31, 2023

	May 31, 2024	May 31, 2023	Variance
Revenue, net	$105,722	$66,376	$39,346
Cost of goods sold	33,075	26,606	6,469
Operating income	72,647	39,770	32,877

Operating Expenses:
Selling, general and administrative	388,197	477,796	(89,599)
Stock based compensation	4,191	1,841,389	(1,837,198)
Total operating expenses	392,388	2,319,185	(1,926,797)
Loss from operations	(319,741)	(2,279,415)	1,959,674
Other income (expense)	-	275,000	(275,000)
Interest expense, related parties	(18,749)	(12,401)	(6,348)
Loss before provision for income taxes	(338,490)	(2,016,816)	1,678,326
Provision for income tases	2,400	2,400	-
Net Loss	$(340,890)	$(2,019,216)	$1,678,326

Revenues

Revenue increased by $39,346, or 59%, for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023. This increase was due to an increase in customer purchases of agricultural products in the three months ended May 31, 2024.

Cost of Goods Sold

Cost of goods sold increased by $6,469, or 24%, for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023, as a result of an increase in products sold during the three months ended May 31, 2024.

Operating Expenses

Total operating expenses decreased by $1,926,797, or 83%, for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023. The decrease in operating expenses was primarily due to a decrease in stock-based compensation of $1,837,198 for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023. Selling and general and administrative expenses decreased by $89,599 for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023, primarily due to a decrease in professional services offset to some extent by an increase in wages and related expenses.

As of April 2023, the Company no longer expensed the option to purchase an aggregate of 116,000,000 shares of common stock issued to US Mine LLC on October 6, 2021, which resulted in the decreased stock-based compensation expense during the three months ended May 31, 2024 compared to the three months ended May 31, 2023.

Other Income

Other income decreased by $275,000, or 100%, for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023. There was no other income in the three months ended May 31, 2024 as compared to $275,000 of other income in the three months ended May 31, 2023 that was for the settlement of a lawsuit for less than had been previously reserved.

Interest Expense, Related Parties

Interest expense increased by $6,348 for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023, primarily due to increased borrowing from USMC.

Comparison of the Six Months Ended May 31, 2024 to the Six Months Ended May 31, 2023

	May 31, 2024	May 31, 2023	Variance
Revenue, net	$105,722	$118,632	$(12,910)
Cost of goods sold	33,075	49,069	(15,994)
Operating income	72,647	69,563	3,084

Operating Expenses:
Selling, general and administrative	841,762	879,653	(37,891)
Stock based compensation	12,382	7,326,402	(7,314,020)
Total operating expenses	854,144	8,206,055	(7,351,911)
Loss from operations	(781,497)	(8,136,492)	7,354,995
Other income (expense)	-	310,401	(310,401)
Interest expense, related parties	(47,965)	(21,524)	(26,441)
Loss before provision for income taxes	(829,462)	(7,847,615)	7,018,153
Provision for income taxes	2,400	2,400	-
Net Loss	$(831,862)	$(7,850,015)	$7,018,153

Revenues

Revenue decreased by $12,910, or 11%, for the six months ended May 31, 2024, as compared to the six months ended May 31, 2023. This decrease was due to no sales of agricultural products in the three months ended February 29, 2024, partially offset by greater sales of agricultural products in the three months ended May 31, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $15,994, or 33%, for the six months ended May 31, 2024, as compared to the six months ended May 31, 2023, as a result of a decrease in products sold during the six months ended May 31, 2024.

Operating Expenses

Total operating expenses decreased by $7,351,911, or 90%, for the six months ended May 31, 2024, as compared to the six months ended May 31 2023. The decrease in operating expenses was primarily due to a decrease in stock-based compensation of $7,314,020 for the six months ended May 31, 2024, as compared to the six months ended May 31, 2023.

As of April 2023, the Company no longer expensed the option to purchase an aggregate of 116,000,000 shares of common stock issued to US Mine LLC on October 6, 2021, which resulted in the decreased stock-based compensation expense during the six months ended May 31, 2024 compared to the six months ended May 31, 2023.

Other Income

Other income decreased by $310,401, or 100%, for the six months ended May 31, 2024, as compared to the six months ended May 31, 2023. $275,000 other income in the six months ended May 31, 2023 was for the settlement of a lawsuit for less than had been reserved. $35,401 other income in the six months ended May 31, 2023 was for the forgiveness of a note principal and related accrued interest.

Interest Expense, Related Parties

Interest expense increased by $26,441, or 123%, for the six months ended May 31, 2024, as compared to the six months ended May 31, 2023, primarily due to increased borrowing from USMC.

Liquidity and Capital Resources

As of May 31, 2024, we had cash on hand of $45,940 and a working capital deficiency of $717,450, as compared to cash on hand of $5,572 and a working capital deficiency of $1,493,349 as of November 30, 2023. The decrease in working capital deficiency is primarily a result of an increase in cash of $40,368, an increase in accounts receivable of $50,034, a decrease in accounts payable and accrued expenses of $335,967 and a decrease in settlement liability of $412,000 (financed by a long-term convertible note payable), offset by $95,400 increase in the line of credit with USMC.

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

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including the funding from USMC in connection with the March 7, 2024 line of credit will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through May 31, 2024 of $63,562,840, negative cash flows from operating activities of $1,459,532 for the six months ended May 31, 2024 and a working capital deficiency of $717,450 as of May 31, 2024. During the six months ended May 31, 2024, the Company received net cash proceeds of $1,507,400 from USMC. If the Company does not generate additional revenue and obtain equity and debt financing from USMC or other third parties, it will not have sufficient cash to meet its obligations for the next twelve months, following the date of this Quarterly Report. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report. The condensed consolidated financial statements in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	May 31, 2024	November 30, 2023
Current assets	$128,654	$21,006
Current liabilities	846,104	1,514,355
Working capital deficiency	$(717,450)	$(1,493,349)

The increase in current assets as of May 31, 2024, is primarily due to the increase in cash of $40,368 and accounts receivable of $50,034. The decrease in current liabilities is primarily a result of a decrease in accounts payable and accrued expenses of $335,967 and settlement liability of $412,000, offset partially by an increase in the line of credit of $95,400.

Cash Flows

	Six Months Ended
	May 31, 2024	May 31, 2023
Net cash used in operating activities	$(1,459,532)	$(685,807)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,499,900	690,000
Increase in cash	$40,368	$4,193

Operating Activities

Net cash used in operating activities was $1,459,532 for the six months ended May 31, 2024, primarily due to a net loss of $831,862, an increase in accounts receivable of $50,034, a decrease in accounts payable and accrued expenses of $223,116, and a decrease in settlement liability of $412,000, partially offset by stock-based compensation of $12,382, stock issued for services of $28,000, and non-cash directors’ compensation of $12,000. Net cash used in operating activities was $685,807 for the six months ended May 31, 2023, primarily due to a net loss of $7,850,015, an increase in accounts receivable of $66,376, a decrease in settlement liability of $125,000, gain on debt forgiveness of $35,401, and gain on settlement of $275,000, partially offset by an increase in accounts payable and accrued expenses of $323,333, stock-based compensation of $7,326,402, and non-cash directors compensation of $12,000.

Investing Activities

There were no investing activities in the six months ended May 31, 2024 and 2023.

Financing Activities

For the six months ended May 31, 2024, net cash provided by financing activities was $1,499,900, consisting of a $1,095,400 increase in the line of credit from USMC and $412,000 as an initial advance on a convertible note from USMC, offset by a $7,500 partial payment on a loan from the Chief Executive Officer of the Company. For the six months ended May 31, 2023, net cash provided by financing activities was $690,000, consisting of a $705,000 advance to the Company from USMC that was later converted to a note, offset by a $15,000 partial payment on a loan from the Chief Executive Officer of the Company.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of May 31, 2024 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as set forth below there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company

On each of March 20, 2024, April 19, 2024, and May 22, 2024, 16,667 shares were issued to a consultant pursuant to a consulting agreement for services provided to the Company.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended May 31, 2024, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer
(Principal Executive Officer)

Date:	July 15, 2024

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	July 15, 2024

