Form 10-Q
period 2024-08-31
PureBase Corp
filed 2024-10-15
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2024

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

As of October 15, 2024, there were 250,413,997 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2024	November 30, 2023
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$31,246	$5,572
Accounts receivable	74,244	-
Prepaid expenses and other assets	16,783	15,434
Right of use asset	9,950	-
Total Current Assets	132,223	21,006

Property and equipment, net	749,589	750,716
Right of use asset	-	39,799

Total Assets	$881,812	$811,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$74,036	$361,013
Interest payable, related party	59,103	120,011
Settlement liability	-	618,000
Line of credit	720,135	346,735
Lease liability	10,413	40,880
Note payable to officer	-	8,716
Convertible notes payable, related party	37,000	19,000
Total Current Liabilities	900,687	1,514,355

Interest payable, related party, net of current portion	17,235	-
Convertible notes payable; related party, net of current portion	618,000	1,525,676
Total Liabilities	1,535,922	3,040,031

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at August 31, 2024 and November 30, 2023	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 250,397,330 and 230,863,005 shares issued and outstanding, at August 31, 2024 and November 30, 2023, respectively	250,397	230,863
Additional paid in capital	62,935,171	60,271,605
Accumulated deficit	(63,839,678)	(62,730,978)
Total Stockholders’ Deficit	(654,110)	(2,228,510)

Total Liabilities and Stockholders’ Deficit	$881,812	$811,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2024	2023	2024	2023

Revenue, net	$204,314	$207,243	$310,036	$325,875
Cost of goods sold	47,178	44,080	80,253	93,149
Gross margin	157,136	163,163	229,783	232,726

Operating expenses
Selling, general and administrative	406,379	288,487	1,248,141	1,168,142
Stock based compensation	4,191	2,000	16,573	7,328,400
Total operating expenses	410,570	290,487	1,264,714	8,496,542

Loss from operations	(253,434)	(127,324)	(1,034,931)	(8,263,816)

Other income (expense)
Other income	-	-	-	310,401
Interest expense related party	(23,404)	(24,702)	(71,369)	(46,226)
Total other income (expense), net	(23,404)	(24,702)	(71,369)	264,175

Loss before provision for income taxes	(276,838)	(152,026)	(1,106,300)	(7,999,641)
Provision for income taxes	-	-	2,400	2,400
Net loss	$(276,838)	$(152,026)	$(1,108,700)	$(8,002,041)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average number of common stock outstanding – basic and diluted	250,370,337	231,171,483	243,684,800	230,687,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2022 (audited)	-	$-	230,753,005	$230,753	$52,840,436	$(53,643,649)	$(572,460)

Stock based compensation – shares	-	-	-	-	5,485,013	-	5,485,013

Settlement shares surrendered	-	-	(300,000)	(300)	300	-	-

Net loss	-	-	-	-	-	(5,830,799)	(5,830,799)

Balance at February 28, 2023 (unaudited)	-	$-	230,453,005	$230,453	$58,325,749	$(59,474,448)	$(918,246)

Stock based compensation – shares	-	-	-	-	1,841,389	-	1,841,389

Conversion of board of director accrued debt	-	-	310,000	310	35,690	-	36,000

Net loss	-	-	-	-	-	(2,019,216)	(2,019,216)

Balance at May 31, 2023 (unaudited)	-	$-	230,763,005	$230,763	$60,202,828	$(61,493,664)	$(1,060,073)

Stock based compensation – shares	-	-	100,000	100	1,900	-	2,000

Net loss	-	-	-	-	-	(152,026)	(152,026)

Balance at August 31, 2023	-	$-	230,863,005	$230,863	$60,204,728	$(61,645,690)	$(1,210,099)

Balance at November 30, 2023 (audited)	-	$-	230,863,005	$230,863	$60,271,605	$(62,730,978)	$(2,228,510)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares for services	-	-	300,000	300	23,700	-	24,000

Convertible debt converted into common stock, related party	-	-	8,877,923	8,878	1,604,009	-	1,612,887

Net loss	-	-	-	-	-	(490,972)	(490,972)

Balance at February 29, 2024 (unaudited)	-	$-	240,040,928	$240,041	$61,903,505	$(63,221,950)	$(1,078,404)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares issued for services	-	-	50,001	50	3,950	-	4,000

Convertible debt converted into common stock, related party	-	-	10,256,400	10,256	1,015,384	-	1,025,640

Net loss	-	-	-	-	-	(340,890)	(340,890)

Balance at May 31, 2024 (unaudited)	-	$-	250,347,329	$250,347	$62,927,030	$(63,562,840)	$(385,463)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares issued for services	-	-	50,001	50	3,950	-	4,000

Net loss	-	-	-	-	-	(276,838)	(276,838)

Balance August 31, 2024 (unaudited)	-	$-	250,397,330	$250,397	$62,935,171	$(63,839,678)	$(654,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2024	August 31, 2023
Cash Flows Operating Activities:
Net loss	$(1,108,700)	$(8,002,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	16,573	7,328,400
Stock issued for services	32,000	-
Director compensation accrued as convertible debt	18,000	13,000
Depreciation	1,127	-
Gain on debt forgiveness	-	(35,399)
Gain on settlement	-	(275,000)
Right of use asset and liability, net	(618)	872
Changes in operating assets and liabilities:
Accounts receivable	(74,244)	(100,270)
Prepaid expenses and other assets	(5,349)	(9,804)
Accounts payable and accrued expenses	(174,126)	304,706
Settlement liability	(618,000)	(125,000)
Interest payable, related party	(43,673)	-
Net Cash Used In Operating Activities	(1,957,010)	(900,536)

Cash Flows Investing Activities:
Purchase of property and equipment	-	(126,536)
Net Cash Used In Investing Activities	-	(126,536)

Cash Flows Financing Activities:
Advances from related party for convertible note	618,000	898,935
Proceeds from line of credit	1,373,400	231,048
Payments on notes payable to officer	(8,716)	(20,000)
Net Cash Provided By Financing Activities	1,982,684	1,109,983

Net Increase In Cash and Cash Equivalents	25,674	82,911

Cash and Cash Equivalents - Beginning of Period	5,572	19,055

Cash and Cash Equivalents – End of Period	$31,246	$101,966

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$2,400	$2,400

Noncash operating and financing activities:
Forgiveness of accounts payable due to USMC	$-	$(15,853)
Vendors paid on behalf of the Company by USMC	$-	$8,320
Expenses paid on behalf of the Company by USMC	$36,893	$7,533
Convertible debt and accrued interest converted to common stock, related party	$2,638,527	$-
Director compensation - accrued as convertible debt converted to common stock	$18,000	$36,000

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

The Company utilizes the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial minerals. A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also officers, directors, and owners of USMC. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by US Mine, LLC. A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, are also owners of US Mine, LLC.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2024, the Company had a significant accumulated deficit of $63,839,678 and a working capital deficit of $768,464. For the nine months ended August 31, 2024, the Company had a loss from operations of $1,108,700 and negative cash flows from operations of $1,957,010. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2024. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded and plans to continue funding these losses primarily with additional infusions of cash from advances from USMC and the sale of equity and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

On February 8, 2024, the Company issued a two-year $618,000 unsecured convertible note to USMC for the payment of the plaintiff’s attorney fees for the settlement of the Calvanico lawsuit (see Note 6). The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $0.08 per share at the sole discretion of the noteholder. As of the date hereof, there have been $618,000 in advances from USMC under the note.

On March 7, 2024, the Company entered into a $1,000,000 line of credit agreement with USMC, pursuant to a grid note issued in connection with the line of credit. The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of the date hereof, there have been $720,135 in advances from USMC under the line of credit. Currently, there are no other arrangements or agreements for financing with USMC and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2023, in our Annual Report on Form 10-K filed with the SEC on February 28, 2024. The results of the nine months ended August 31, 2024, (unaudited) are not necessarily indicative of the results to be expected for the full year ending November 30, 2024.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. Significant estimates include the useful lives of property and equipment, deferred tax asset and valuation allowance, and assumptions used in the Black-Scholes valuation methods for fair value of options, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Practical Expedients

As part of ASC Topic 606, the Company has adopted practical expedients including:

●	Significant Financing Component – the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
●	Unsatisfied and Partially Unsatisfied Performance Obligations – for all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and therefore is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
●	Shipping and Handling Activities – the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.
●	Right to Invoice – the Company has a right to consideration from a customer in an amount that corresponds directly with the value provided to the customer of the Company’s performance completed to date. The Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenue

Revenue consists of the following by product offering for the nine months ended August 31, 2024:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$95,374	$214,662	$-	$310,036

Revenue consists of the following by product offering for the nine months ended August 31, 2023:

CROP WHITE II	SHADE ADVANTAGE (WP)	SulFe Hume Si ADVANTAGE	Total

$66,825	$207,570	$51,480	$325,875

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of August 31, 2024 and November 30, 2023.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of August 31, 2024 and November 30, 2023, the Company has determined that no allowance for credit losses was necessary.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years, except for SCM plants, which lives are estimated at thirty years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Equipment	3-5 years
Autos and trucks	5 years
SCM plants	30 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $547,907 in property and equipment that it acquired on May 1, 2020. As of August 31, 2024, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company has $202,809 in costs for its pilot plant which has begun manufacturing sample quantities of the Company’s SCM product for testing by third-parties. The Company has begun recording depreciation related to the pilot plant. The Company also has $67,164 in other fixed assets which are fully depreciated.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and nine months ended August 31, 2024 and 2023.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general and administrative expenses for the three and nine months ended August 31, 2024 and 2023.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred and such costs are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising and marketing expenses were $5,311 and $651 for the three months ended August 31, 2024 and 2023, respectively. Advertising and marketing expenses were $19,761 and $3,294 for the nine months ended August 31, 2024 and 2023, respectively.

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three and nine months ended August 31, 2024 and 2023. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three and nine months ended August 31, 2024 and 2023.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	August 31, 2024	August 31, 2023
Convertible Notes	17,399,292	6,656,110
Stock Options	129,438,187	128,688,187
Total	146,837,479	135,344,297

	Nine Months Ended,
	August 31, 2024	August 31, 2023
Convertible Notes	17,399,292	6,656,110
Stock Options	129,438,187	128,688,187
Total	146,837,479	135,344,297

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company leases its corporate offices. The lease is classified as an operating lease. The Company is a party to a two-year lease with USMC for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 7). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month, with automatic one-month renewals. The remaining weighted average term is 0.20 years. The Company discounted lease payments using its estimated incremental borrowing rate at December 1, 2020. The weighted average incremental borrowing rate applied was 5%.

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

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of August 31, 2024, the Company was not engaged in any mine exploration.

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

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis or when indicators of impairment exist. Should management determine that these carrying values cannot be recovered, the unrecoverable amounts are written off against earnings. As of August 31, 2024 and November 30, 2023, the Company did not have any capitalized mineral rights.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. The Company will adopt ASU 2023-07 for the annual reporting period ending November 30, 2024 and for interim reporting periods thereafter. The Chief Executive Officer is the CODM of the Company. The Company views its operations and manages its business as one operating segment.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	August 31, 2024	November 30, 2023

Furniture and equipment	$6,952	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	202,809	130,716
Construction in process	547,907	620,000
	817,880	817,880
Less: accumulated depreciation	(68,291)	(67,164)
Property and equipment, net	$749,589	$750,716

There was $1,127 and $0 depreciation expense for the three months ended August 31, 2024 and 2023, respectively. There was $1,127 and $0 depreciation expense for the nine months ended August 31, 2024 and 2023, respectively.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,401 of accrued and unpaid interest, which was recorded in Other income on the Statement of Operations. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense for the nine months ended August 31, 2024 and 2023 was $0 and $255, respectively. There was no interest expense for the three months ended August 31, 2024 and 2023.

A. Scott Dockter – Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2024, the Company made payments totaling $8,716 towards the outstanding balance of the note. Total interest expense on the note was $198 and $768 for the nine months ended August 31, 2024 and 2023, respectively. The balance on the note was $0 and $8,716 as of August 31, 2024, and November 30, 2023, respectively. There was $42,263 and $42,065 of accrued interest as of August 31, 2024, and November 30, 2023, respectively.

NOTE 6 – NOTES PAYABLE (CONTINUED)

Convertible Promissory Notes – USMC

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $0 and $5,805 for the three months ended August 31, 2024 and 2023, respectively. Total interest expense on Tranche #7 was $3,999 and $17,673 for the nine months ended August 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $470,862 and accrued interest through January 31, 2024 of $33,476 were converted into 1,293,175 shares of the Company’s common stock.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $0 and $1,803 for the three months ended August 31, 2024 and 2023, respectively. Total interest expense on Tranche #8 was $1,189 and $5,256 for the nine months ended August 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $140,027 and accrued interest through January 31, 2024 of $8,210 were converted into 380,095 shares of the Company’s common stock.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $0 and $3,970 for the three months ended August 31, 2024 and 2023, respectively. Total interest expense on Tranche #9 was $2,619 and $7,771 for the nine months ended August 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $308,320 and accrued interest through January 31, 2024 of $14,233 were converted into 827,060 shares of the Company’s common stock.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was $0 and $8,318 for the three months ended August 31, 2024 and 2023. Total interest expense on Tranche #10 was $5,606 and $8,318 for the nine months ended August 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $412,533 and accrued interest through January 31, 2024 of $22,152 were converted into 4,346,855 shares of the Company’s common stock.

NOTE 6 – NOTES PAYABLE (CONTINUED)

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was $0 and $2,635 for the three months ended August 31, 2024 and 2023. Total interest expense on Tranche #11 was $2,635 and $2,635 for the nine months ended August 31, 2024 and 2023, respectively. On January 31, 2024, the principal of $193,935 and accrued interest through January 31, 2024 of $9,139 were converted into 2,030,738 shares of the Company’s common stock.

February 8, 2024

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the three and nine months ended August 31, 2024 was $10,506 and $17,235, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share.

Lines of Credit –USMC

July 10, 2023

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provided for the issuance of up to an aggregate of $1,000,000 from USMC under an unsecured convertible grid promissory note (See Note 12) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of May 31, 2024, there had been $1,000,000 advances from USMC under the July 10, 2023 line of credit agreement. Total interest expense was $0 and $18,856 for the three and nine months ended August 31, 2024, respectively. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

March 7, 2024

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of the date hereof, there have been $720,135 in advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense for the three and nine months ended August 31, 2024 was $12,558 and $16,840 respectively.

NOTE 6 – NOTES PAYABLE (CONTINUED)

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into the Company’s common stock at a price per share equal to the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2024, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Dr. Kurtis converted $12,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2024, cash fees owed to Dr. Kurtis under the Kurtis Director Agreement were deferred and debt in the amount of $25,000 is owed to Dr. Kurtis.

On September 11, 2023, the Company entered into a twelve-month director agreement with Brady Barto (“the Barto Agreement”) pursuant to which Mr. Barto will serve as a director. Mr. Barto will be notified within 30 days before the end of the twelve months whether his contract will be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date Mr. Barto is on the board. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2024, cash fees owed to Mr. Barto under the Barto Director Agreement were deferred and debt in the amount of $12,000 is owed to Mr. Barto.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended August 31, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$31,500
Short term lease cost	-
Sublease income	-
Net lease cost	$31,500

Operating lease – operating cash flows (fixed payments)	$31,500
Operating lease – operating cash flows (liability reduction)	$30,467
Current leases – right of use assets	$9,950
Current liabilities – operating lease liabilities	$10,413

Nine Months Ended August 31, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$31,500
Short term lease cost	-
Sublease income	-
Net lease cost	$31,500

Operating lease – operating cash flows (fixed payments)	$31,500
Operating lease – operating cash flows (liability reduction)	$28,978
Non-current liabilities – right of use assets	$49,749
Current liabilities – operating lease liabilities	$40,371
Non-current liabilities – operating lease liabilities	$10,413

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the nine months ended August 31, 2024:

Fiscal Year	Operating Leases
Remainder of 2024	$10,500
Amount representing interest	(87)
Present value of net future minimum lease payments	$10,413

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts as of:

	August 31, 2024	November 30, 2023

Accounts payable	$16,182	$314,502
Accrued compensation	34,441	39,080
Miscellaneous accrued expenses	23,413	-
Accrued consultants	-	7,431
Accounts payable and accrued expenses	$74,036	$361,013

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, which is owned by the Company’s majority stockholders and directors, A. Scott Dockter and John Bremer (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believed Calvanico was owed nothing because it took the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by the Company and because Calvanico never exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023, teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief in support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19, 2023. Calvanico’s reply brief was filed on October 4, 2023. On February 6, 2024, the Company agreed to pay $618,000 in six equal monthly payments of $103,000 with the first payment made February 8, 2024. $618,000 in payments have been made as of August 31, 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On February 23, 2024, the board of directors authorized the immediate issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement. 400,002 shares of common stock have been issued as of August 31, 2024.

On March 31, 2024, the Company issued 10,256,400 shares of common stock to USMC in exchange for $1,000,000 of the July 10, 2023 line of credit and $25,640 in interest accrued through March 31, 2024.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved ten million shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of August 31, 2024, options to purchase an aggregate of 4,468,787 shares of common stock have been granted under the Option Plan. 200,000 options have expired as of August 31, 2024.

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment agreements with certain employees prior to the adoption of the Option Plan.

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

The Company granted options to purchase an aggregate of 200,000 shares of common stock during the nine months ended August 31, 2024, and granted options to purchase an aggregate of 550,000 shares of common stock during the nine months ended August 31, 2023.

The weighted average grant date fair value of options granted and vested during the nine months ended August 31, 2024 was $0. The weighted average non-vested grant date fair value of non-vested options during the nine months ended August 31, 2024 was $16,762.

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

Compensation based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at November 30, 2022	128,688,187	$0.53
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2023	128,688,187	$0.53

Outstanding at November 30, 2023	129,438,187	$0.53
Granted	200,000	0.09
Exercised	-	-
Expired or cancelled	(200,000)	0.099
Outstanding at August 31, 2024	129,438,187	$0.53

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at August 31, 2024:

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

Total compensation expense related to the options was $16,573 and $7,328,400 for the nine months ended August 31, 2024 and 2023, respectively. As of August 31, 2024, there was $4,189 compensation cost related to non-vested stock options.

As of August 31, 2024, the aggregate intrinsic value of the total outstanding and exercisable options was $0, which was based on an estimated fair value of the Company’s common stock of $0.045 as of such date and which represents the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closed bridge financing, whichever occurs first. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,401 of accrued and unpaid interest. Prior to the cancellation of the note, the Company was in default on the note. Total interest expense for the nine months ended August 31, 2024 and 2023 was $0 and $255, respectively. There was no interest expense for the three months ended August 31, 2024 and 2023.

US Mine Corporation

The Company entered into a contract mining agreement with USMC, a company which A. Scott Dockter, the Company’s Chief Executive Officer and a director, and John Bremer, a director, each own 33%, pursuant to which USMC provides various technical evaluations and mine development services to the Company. During the nine months ended August 31, 2024 and 2023, the Company made $68,801 and $81,444 purchases from USMC, respectively. Technical evaluations of $2,957 and $1,351 were rendered by USMC for the nine months ended August 31, 2024 and 2023, respectively. All purchases have been paid or will be paid by the Company to USMC.

In addition, during the nine months ended August 31, 2024 and 2023, USMC paid $36,893 and $15,853, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company. All expenses paid by USMC on behalf of the Company were paid by the Company to USMC. The Company had a balance due to USMC of $33,701 and $0 on August 31, 2024 and November 30, 2023, respectively.

During the nine months ended August 31, 2024 and 2023, USMC made cash advances to the Company of $1,991,400 and $1,125,000, respectively, which are recorded as part of due to affiliates and convertible notes payable, related party on the Company’s condensed consolidated balance sheets.

USMC Notes

The Company has entered into various securities purchase agreements with USMC pursuant to which USMC may purchase the Company’s unsecured convertible promissory notes (See Note 6). The outstanding balance on the convertible notes due to USMC was $618,000 and $1,525,676 on August 31, 2024 and November 30, 2023, respectively. Interest expense on the convertible notes due to USMC totaled $10,506 and $22,790 for the three months ended August 31, 2024 and 2023, respectively. Interest expense on the convertible notes due to USMC totaled $33,284 and $41,654 for the nine months ended August 31, 2024 and 2023, respectively. On January 31, 2024, the Company issued 8,877,923 shares of common stock to USMC in exchange for $1,525,676 notes payable principal and $87,211 in interest accrued through January 31, 2024. On February 8, 2024, the Company issued an unsecured convertible promissory note for $618,000, of which $103,000 was funded on that date, $103,000 was funded March 1, 2024, $103,000 was funded April 1, 2024, $103,000 was funded May 1, 2024, $103,000 was funded July 1, 2024, and $103,000 was funded August 1, 2024 (see Note 6).

USMC Lines of Credit

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provided for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until July 10, 2024 (See Note 6). The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of August 31, 2024, there had been $1,000,000 advances from USMC under the July 10, 2023 line of credit agreement. Total interest expense was $0 and $18,856 for the three and nine months ended August 31, 2024, respectively. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of the date hereof, there have been $720,135 in advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense for the three and nine months ended August 31, 2024 was $12,558 and $16,840, respectively.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement was three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. For the three months ended August 31, 2024 and 2023, the Company purchased $42,626 and $47,080, respectively, under the Supply Agreement. For the nine months ended August 31, 2024 and 2023, the Company purchased $68,801 and $81,444, respectively, under the Supply Agreement. Since April 22, 2020, the Company has purchased $570,063 of materials under the Supply Agreement.

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

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, as further amended on June 17, 2022, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. For the three and nine months ended August 31, 2023, the Company expensed $0 and $7,326,402, respectively, in stock-based compensation expense related to the issuance of the option on October 16, 2021, to US Mine LLC under the Amendment.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2024 and 2023, the Company paid $8,716 and $20,000, respectively, towards the outstanding balance of the note. Total interest expense on the note was $16 and $156 for the three months ended August 31, 2024 and 2023, respectively. Total interest expense on the note was $198 and $768 for the nine months ended August 31, 2024 and 2023, respectively. The balance on the note was $0 and $8,716 as of August 31, 2024 and November 30, 2023, respectively. There was $42,263 and $42,065 of accrued interest as of August 31, 2024 and November 30, 2023, respectively.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2024, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2024, the Company has debt in the amount of $25,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into the Barto Agreement (see Note 6) pursuant to which Mr. Barto agrees to devote as much time as is necessary to perform completely the duties as a director. Mr. Barto shall be notified within 30 days before the end of the twelve months whether his contract shall be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date of Mr. Barto being on the board. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2024, the Company has debt in the amount of $12,000 owed to Mr. Barto.

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

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

On February 16, 2024, the Company entered into a one-year consulting agreement with Magmatics, Inc. (“Magmatics”) pursuant to which Joe Thomas, an advisory board member, will assist in the design, production, testing, and certification of metakaolin and an HP-SCM. Magmatics was issued 300,000 shares of the Company’s common stock upon signing the agreement and will be issued 16,667 shares of the Company’s common stock for each thirty-day period completed for eleven months and 16,663 shares of the Company’s common stock for the twelfth month. 400,002 shares have been issued as of August 31, 2024 under such agreement.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the term for an additional two years to November 1, 2024, and to add an additional 700 square feet of office space for a total monthly rental of $3,500.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of August 31, 2024, and November 30, 2023, the Company had no deposits over the FDIC insured limit.

Revenues

Three customers accounted for 98% of the total revenue for the nine months ended August 31, 2024, as set forth below:

Customer A	55%
Customer B	31%
Customer C	12%

Four customers accounted for 98% of total revenues for the nine months ended August 31, 2023, as set forth below:

Customer A	45%
Customer B	20%
Customer C	17%
Customer D	16%

Accounts Receivable

One customer accounted for 100% of the accounts receivable as of August 31, 2024.

Two customers accounted for 100% of the accounts receivable as of August 31, 2023, as set forth below:

Customer A	82%
Customer B	18%

Vendors

One supplier accounted for 100% of purchases during the nine months ended August 31, 2024.

Three suppliers accounted for 61% of purchases during the nine months ended August 31, 2023 as set forth below:

Vendor A	36%
Vendor B	15%
Vendor C	10%

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after August 31, 2024 through the date the condensed consolidated financial statements were filed. During this period the Company did not have any material reportable subsequent events.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2024 to the Three Months Ended August 31, 2023

	August 31, 2024	August 31, 2023	Variance
Revenue, net	$204,314	$207,243	$(2,929)
Cost of goods sold	47,178	44,080	3,098
Operating income	157,136	163,163	(6,027)

Operating Expenses:
Selling, general and administrative	406,379	288,487	117,892
Stock based compensation	4,191	2,000	2,191
Total operating expenses	410,570	290,487	120,083
Loss from operations	(253,434)	(127,324)	(126,210)
Interest expense, related parties	(23,404)	(24,702)	1,298
Loss before provision for income taxes	(276,838)	(152,026)	(124,812)
Provision for income tases	-	-	-
Net Loss	$(276,838)	$(152,026)	$(124,812)

Revenues

Revenue decreased by $2,929, or 1%, for the three months ended August 31, 2024, as compared to the three months ended August 31, 2023. This decrease was due to a decrease in customer purchases of agricultural products in the three months ended August 31, 2024.

Cost of Goods Sold

Cost of goods sold increased by $3,098, or 7%, for the three months ended August 31, 2024, as compared to the three months ended August 31, 2023, as a result of an increase in production supplies during the three months ended August 31, 2024.

Operating Expenses

Total operating expenses increased by $96,670, or 33%, for the three months ended August 31, 2024, as compared to the three months ended August 31, 2023. The increase in operating expenses was primarily due to an increase in selling and general and administrative expenses of $117,892 for the three months ended August 31, 2024, as compared to the three months ended August 31, 2023, primarily due to an increase in wages and related expenses and repairs to the pilot plant.

Interest Expense, Related Parties

Interest expense decreased by $1,298 for the three months ended August 31, 2024, as compared to the three months ended August 31, 2023, primarily due to conversion of notes payable to USMC to common stock in January 2024.

Comparison of the Nine Months Ended August 31, 2024 to the Nine Months Ended August 31, 2023

	August 31, 2024	August 31, 2023	Variance
Revenue, net	$310,036	$325,875	$(15,839)
Cost of goods sold	80,253	93,149	(12,896)
Operating income	229,783	232,726	(2,943)

Operating Expenses:
Selling, general and administrative	1,248,141	1,168,142	79,999
Stock based compensation	16,573	7,328,400	(7,311,827)
Total operating expenses	1,264,714	8,496,542	(7,231,828)
Loss from operations	(1,034,931)	(8,263,816)	7,228,885
Other income (expense)	-	310,401	(310,401)
Interest expense, related parties	(71,369)	(46,226)	(25,143)
Loss before provision for income taxes	(1,106,300)	(7,999,641)	6,893,341
Provision for income taxes	2,400	2,400	-
Net Loss	$(1,108,700)	$(8,002,041)	$6,893,341

Revenues

Revenue decreased by $15,839, or 5%, for the nine months ended August 31, 2024, as compared to the nine months ended August 31, 2023. This decrease was due to no sales of agricultural products in the three months ended February 29, 2024, partially offset by greater sales of agricultural products in the three months ended May 31, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $12,896, or 14%, for the nine months ended August 31, 2024, as compared to the nine months ended August 31, 2023, as a result of a decrease in products sold during the nine months ended August 31, 2024.

Operating Expenses

Total operating expenses decreased by $7,255,241, or 85%, for the nine months ended August 31, 2024, as compared to the nine months ended August 31, 2023. The decrease in operating expenses was primarily due to a decrease in stock-based compensation of $7,311,827 for the nine months ended August 31, 2024, as compared to the nine months ended August 31, 2023, partially offset by an increase of $79,999 in selling and general and administrative expenses for the nine months ended August 31, 2024 as compared to the nine months ended August 31, 2023, primarily due to an increase in wages and related expenses, an increase in pilot plant repairs and an increase in business insurance, offset by a decrease in professional services.

As of April 2023, the Company no longer expensed the option to purchase an aggregate of 116,000,000 shares of common stock issued to US Mine LLC on October 6, 2021, which resulted in the decreased stock-based compensation expense during the nine months ended August 31, 2024 compared to the nine months ended August 31, 2023.

Other Income

Other income decreased by $310,401, or 100%, for the nine months ended August 31, 2024, as compared to the nine months ended August 31, 2023. $275,000 other income in the nine months ended August 31, 2023 was for the settlement of a lawsuit for less than had been reserved. $35,401 other income in the nine months ended August 31, 2023 was for the forgiveness of a note principal and related accrued interest.

Interest Expense, Related Parties

Interest expense increased by $25,143, or 54%, for the nine months ended August 31, 2024, as compared to the nine months ended August 31, 2023, primarily due to increased borrowing from USMC.

Liquidity and Capital Resources

As of August 31, 2024, we had cash on hand of $31,246 and a working capital deficiency of $768,464, as compared to cash on hand of $5,572 and a working capital deficiency of $1,493,349 as of November 30, 2023. The decrease in working capital deficiency is primarily a result of an increase in cash of $25,674, an increase in accounts receivable of $74,244, a decrease in accounts payable and accrued expenses of $286,977, a decrease in interest expense related parties of $60,908, and a decrease in settlement liability of $618,000 (financed by a long-term convertible note payable), offset by $373,400 increase in the line of credit with USMC.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through August 31, 2024 of $63,839,678, negative cash flows from operating activities of $1,957,010 for the nine months ended August 31, 2024 and a working capital deficiency of $768,464 as of August 31, 2024. During the nine months ended August 31, 2024, the Company received net cash proceeds of $1,991,400 from USMC. If the Company does not generate additional revenue and obtain equity and debt financing from USMC or other third parties, it will not have sufficient cash to meet its obligations for the next twelve months, following the date of this Quarterly Report. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report. The condensed consolidated financial statements in this Quarterly Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	August 31, 2024	November 30, 2023
Current assets	$132,223	$21,006
Current liabilities	900,687	1,514,355
Working capital deficiency	$(768,464)	$(1,493,349)

The increase in current assets as of August 31, 2024, is primarily due to the increase in cash of $25,674 and accounts receivable of $74,244. The decrease in current liabilities is primarily a result of a decrease in accounts payable and accrued expenses of $286,977, a decrease in interest payable related party of $60,908, and a decrease settlement liability of $618,000, offset partially by an increase in borrowing under the line of credit of $373,400.

Cash Flows

	Nine Months Ended
	August 31, 2024	August 31, 2023
Net cash used in operating activities	$(1,957,010)	$(900,536)
Net cash used in investing activities	-	(126,536)
Net cash provided by financing activities	1,982,684	1,109,983
Increase in cash	$25,674	$82,911

Operating Activities

Net cash used in operating activities was $1,957,010 for the nine months ended August 31, 2024, primarily due to a net loss of $1,085,287, an increase in accounts receivable of $74,244, a decrease in accounts payable and accrued expenses of $174,126, a decrease in interest payable related party of $43,673, and a decrease in settlement liability of $618,000, partially offset by stock-based compensation of $16,573, stock issued for services of $32,000, and non-cash directors’ compensation of $18,000. Net cash used in operating activities was $900,536 for the nine months ended August 31, 2023, primarily due to a net loss of $8,002,041, an increase in accounts receivable of $100,270, a decrease in settlement liability of $125,000, gain on debt forgiveness of $35,399, and gain on settlement of $275,000, partially offset by an increase in accounts payable and accrued expenses of $304,706, stock-based compensation of $7,328,400, and non-cash directors’ compensation of $13,000.

Investing Activities

There were no investing activities in the nine months ended August 31, 2024. Investing activities of $126,536 in the nine months ended August 31, 2023 were for the Company’s pilot plant.

Financing Activities

For the nine months ended August 31, 2024, net cash provided by financing activities was $1,982,684, consisting of a $1,373,400 increase in the line of credit from USMC and $618,000 as an initial advance on a convertible note from USMC, offset by a $8,716 partial payment on a loan from the Chief Executive Officer of the Company. For the nine months ended August 31, 2023, net cash provided by financing activities was $1,109,983, consisting of an $898,935 advance to the Company from USMC that was later converted to a note and a $231,048 increase in the line of credit from USMC, offset by a $20,000 partial payment on a loan from the Chief Executive Officer of the Company.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of August 31, 2024 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as set forth below there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company

On each of June 20, 2024, July 19, 2024, and August 19, 2024, 16,667 shares were issued to a consultant pursuant to a consulting agreement for services provided to the Company.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2024, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: October 15, 2024

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 15, 2024

