Form 10-K
period 2024-11-30
PureBase Corp
filed 2025-02-28
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,319,471. Solely for purposes of this disclosure, shares of common equity held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of February 28, 2025, there were 250,497,328 shares of the registrant’s common stock outstanding.

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

We utilize the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by USMC. A. Scott Dockter, the Company’s Chief Executive Officer and a director, John Bremer, a director, and Craig Barto, father of Brady Barto, a former director of the Company, are also officers, directors and owners of USMC and US Mine LLC.

We obtain certain raw clay materials from USMC through a materials extraction agreement with US Mine LLC. US Mine LLC owns the mining property which USMC leases. USMC pays US Mine LLC a royalty, for which the Company reimburses USMC,

Agricultural Sector

We develop specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture. We have developed and will seek to develop additional products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. We are building a brand family under the parent trade name “Purebase,” consisting of our Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops and Humic Advantage a humic acid product derived from leonardite.

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

Industry Overview

The overview below shows the size and scope of the crops that could potentially use products that we develop:

California’s Top 10 Agricultural Commodities in 2023

According to the California Department of Food and Agriculture (“CDFA”), California’s agricultural abundance includes more than 400 commodities and over a third of the country’s vegetables and nearly three-quarters of the country’s fruits and nuts are grown in California. California’s top-10 valued commodities for the 2023 crop year are:

●	Dairy Products, Milk — $8.13 billion
●	Grapes — $6.52 billion
●	Cattle and Calves — $4.76 billion
●	Lettuce — $3.93 billion
●	Almonds — $3.88 billion
●	Pistachios — $2.98 billion
●	Strawberries — $2.97 billion
●	Pistachios — $1.86 billion
●	Tomatoes — $2.01 billion
●	Carrots — $1.67 billion

According to the CDFA, in 2023 California’s farms and ranches received $59.4 billion in cash receipts for their output. This represents a 1.4% increase in cash receipts compared to the previous year.

According to the CDFA, California agricultural exports totaled $23.6 billion in 2022, an increase of 4.4% from 2021. Top commodities for export included almonds, dairy and dairy products, pistachios, walnuts and wine. California’s agricultural export statistics are produced by the University of California, Davis, Agricultural Issues Center. California organic product sales totaled $11.1 billion in 2022, a decrease of 20.7% from the prior year, according to the CDFA. Organic production encompasses over 1.83 million acres in the state and California is the only state in the U.S. with a United States Department of Agriculture (“USDA”) National Organic Program according to the CDFA.

In 2023, as per the USDA, the estimated number of farms in the U.S. were 1,894,950, representing a decline of 5,700 farms from 2022. The total land in farms decreased by 1,100,000 acres in the same period. We believe that this decline will drive farmers to improve crop yields within more limited space. We believe that humic acid can improve yield rates by enhancing soil texture, nutrient buffering capacity, water retention characteristics, and plant growth by enabling efficient uptake of nutrients from soil. We believe that humic acid aids in fighting soil erosion by increasing the ability of soil colloids to combine and by enhancing root system and plant development and can also reduce water salination issues raised in the use of water-soluble mineral fertilizers.

According to the latest research report by Global Market Insights Inc., the North America Humic Acid Market was estimated at $237 million in 2023 and is poised to reach around $571 million by 2032, which is an approximately 10.3% compound annual growth rate (“CAGR”) from 2024 to 2032. Propelled by widespread application of humic acid as fertilizer in agricultural production, the fertilizer use segment is expected to progress at around 12% CAGR over the analysis timeline. The row crops segment is likely to expand at a stable CAGR over the review timespan. Humic acid offers several benefits, including better efficiency, enhanced soil health, and improved crop quality and yields, which is anticipated to fuel segmental progress in the forthcoming years.

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

Mordor Intelligence, in its report “NORTH AMERICA CEMENT MARKET SIZE & SHARE ANALYSIS – GROWTH TRENDS & FORECASTS (2025 – 2030),” forecast the North America cement market to be 202.97 million tons in 2025, which is expected to reach 251.97 million tons by 2030, for a compound annual growth rate of 4.42%.

According to the Portland Cement Association (“PCA”), the U.S. is set to spend $1 trillion on new and rehabilitated infrastructure projects which we believe would consume 46 Metric Tons of cement over a five-year program. Over a quarter of this amount would be used on roads, bridges and resiliency structures.

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

The new administration has not determined if it will continue infrastructure improvements.

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

The following governmental controls and regulations materially affect the mining properties we, or our third-party mineral suppliers, will seek to explore and develop.

Federal Regulation of Mining Activity

Mining operations are subject to numerous federal, state and local laws and regulations. At the federal level, mining properties are subject to inspection and regulation by the Division of Mine Safety and Health Administration of the Department of Labor (“MSHA”) under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration (“OSHA”) also has jurisdiction over certain safety and health standards not covered by MSHA. Mining operations and all proposed exploration and development will require a variety of permits. In addition, any mining operations occurring on federal property are subject to regulation and inspection by the Bureau of Land Management (“BLM”). We entered into a purchase agreement for the Snow White Mine property near Barstow, California. The property is fully permitted and comes with clear title to surface and mineral rights.

Rights to mining projects are governed by the BLM and the US Forest Service. The Federal Land Policy and Management Act (1976) established the BLM’s multiple-use mandate to manage the public lands “in a manner that will protect the quality of scientific, scenic, historical, ecological, environmental, air and atmospheric, water resource, and archeological values; that, where appropriate, will preserve and protect certain public lands in their natural condition”. The Lands, Minerals & Water Rights branch coordinates with BLM planning and resource specialists to manage surface resources, minerals and water rights to ensure that authorized uses of public lands.

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

Mining projects also are subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Any potential future amendment to CERLA or ESA may impact our business.

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

Future regulations are unknown but expected to occur. The new U.S. Administration has withdrawn from the Paris Climate Accord and may make changes on carbon-emitting activities. The effect of any possible changes is unknown at this time.

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

Risks Related to Our Business

We are an early-stage company which makes the evaluation of our future business prospects difficult.

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

Our audited consolidated financial statements as of November 30, 2024, have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and generating negative cash flows from operations for the foreseeable future and our significant working capital deficiency, accumulated deficit and net loss for the year ended November 30, 2024, expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of November 30, 2024, we had an accumulated deficit of $64,208,523 and a working capital deficit of $1,093,058. For the fiscal year ended November 30, 2024, we had a net loss from operations of $1,477,545 and negative cash flows from operations of $2,167,932. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future as we execute our development plans for 2025, as well as other potential strategic and business development initiatives. We have previously funded and plan to continue funding these losses primarily through the sale of equity and debt. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate sufficient revenue to fund our operations. There can be no assurance that we will be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital for the foreseeable future in order to continue operations and realize our business plans, the failure of which could adversely impact our operations.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses and financing costs. As of November 30, 2024, we had liabilities of $1,788,403 and a working capital deficiency of $1,093,058. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. During the year ended November 30, 2024, the Company has used $898,449 of a $1,000,000 line of credit with USMC. The line of credit was fully funded in January 2025.

USMC has advanced an additional $238,449 as of February 28, 2025. Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. There are no other commitments to provide us with financing. If we are unable to obtain additional financing from USMC or other sources, we may have to suspend operations, sell assets and will not be able to execute our plan of operations. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. Our inability to secure capital to fund exploration and, if warranted, development costs for our mineral resources would create a competitive cost disadvantage in the marketplace which would have a material adverse effect on our operations and potential profitability.

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

Our officers and directors and their affiliates own approximately 75% of the common stock of our company, not including shares that they may have the rights to acquire pursuant to options or other derivative securities. As a result, they have significant influence over our management and affairs and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

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

Despite expanding our established customer base and distribution system for our agricultural products in fiscal 2022, sales decreased in fiscal 2023 and again in fiscal 2024. We have initiated closer relationships with our Arizona and California distributors in the agricultural sector in an effort to increase sales. We have a presence in digital space through LinkedIn and Facebook. To date, we have one long term supply contract for our minerals and agricultural products with USMC. Our inability to attract additional customers for our agricultural products, to deliver products in a time and cost-effective manner or develop our SCM business would have an adverse effect on our results of operations and the growth of our business.

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

Some of our agricultural products and our SCM’s will require certain certifications before being suitable for labeling and usage. For example, our SCM must be certified by the California Department of Transportation to meet certain strength standards to be certified for use in large government projects. Similarly, our agricultural products must be certified under USDA and CDFA specifications and properly labeled. While the Company has certified one of its agricultural products under USDA and CDFA specifications and has received Organic Materials Review Institute certification on its newest product, there is no assurance that future certifications will be obtained.

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

Our Articles of Incorporation authorizes the issuance of 520,000,000 shares of common stock of which as of February 28, 2025, 250,497,328 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services, conversion of debt, equity financing or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

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

We have reported material weaknesses in internal controls over financial reporting as of November 30, 2024, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have engaged a third party to monitor our systems to mitigate our cybersecurity and information technology risk. The third party has implemented network solutions such as anti-virus, anti-malware, email filtering, cloud and local backups, network monitoring and cybersecurity solutions.

Our financial system is through a third party and backup is performed nightly.

We believe that our cybersecurity program is reasonably designed to protect our information systems against the effects of cybersecurity incidents where unauthorized parties attempt to disrupt or degrade service or our operations, make unauthorized disclosure of data, or otherwise cause harm to the Company, our customers, suppliers, or other key stakeholders.

ITEM 2. PROPERTIES

Office Facilities

We leased our 1,000 square feet of office space, located in Ione, California from USMC for $1,500 per month through October 2022. Effective November 1, 2022 the lease was amended to extend the term through October 2024, and to add an additional 700 square feet, for $3,500 per month. A. Scott Dockter, our President and Chief Executive Officer, and John Bremer, a director, each own 25% of USMC. Effective November 1, 2024, the lease was amended to change the term to month-to-month at $1,500 per month. We no longer lease the additional 700 square feet.

Plants

We own a small SCM plant located in Ione, California that currently produces small quantities of SCM material for third party testing.

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

The Snow White Mine property is located 17 miles north of Hinkley, California in San Bernardino County. This 280-acre combination of owned property (80 acres) and Non-Patented Placer Claims (200 acres) includes 8.33 acres which are conditionally permitted and ready for further development. The project entry is made on Hinkley Road which is a four-mile paved county-maintained road which converts to an existing unpaved road for the remaining 13 miles to the mine site.

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a trust controlled by John Bremer, a director of the Company, pursuant to which the Company agreed to purchase the Snow White Mine for $836,000 plus 5% interest payable at the closing which must occur at any time before April 1, 2022. On April 14, 2022, the agreement was amended to extend the closing date to April 14, 2023. On April 7, 2023, the agreement was further amended to extend the closing date to April 1, 2024. On July 12, 2024, the agreement was further amended to extend the closing date to July 12, 2026.

ITEM 3. LEGAL PROCEEDINGS

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

Since the Company has only conducted limited mining operations, only the Chimney 1 sulfate mineral project is MSHA approved for operation. The Company’s remaining mining projects have not been inspected by MSHA. The Company or its project operators have not received any citations or orders pertaining to any violation of the Mine Act or any other federal or state regulation relating to its mining activities during the year ended November 30, 2024.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Tier under the symbol “PUBC.” On February 27, 2025, the closing price of our common stock reported by the OTC Pink Tier was $0.095 per share.

Holders of Common Stock

As of February 27, 2025, there were 101 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of November 30, 2024:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,268,787	$0.19	5,731,213
Equity compensation plans not approved by security holders (2)	125,169,400	$0.54	-

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

On December 13, 2023, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.09 per share.

On January 31, 2024, the Company issued an aggregate of 8,877,923 shares of common stock upon the conversion of five promissory notes by USMC for an aggregate principal amount of $1,525,676 and aggregate interest of $87,211.

On March 1, 2024, the Company issued 300,000 shares of common stock to a consultant for services provided to the Company.

On March 31, 2024, the Company issued 10,256,400 shares of common stock to USMC in exchange for $1,000,000 principal and $25,640 in interest accrued under a line of credit.

On each of March 20, 2024, April 19, 2024, May 22, 2024, June 20, 2024, July 19, 2024, August 19, 2024, September 19, 2024, October 16, 2024, and November 19, 2024, the Company issued 16,667 shares of common stock to a consultant for services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4 (2) thereof.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date of this Annual Report on Form 10-K. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. You should read this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

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

Results of Operations

Comparison of the Year Ended November 30, 2024 to the Year Ended November 30, 2023

	November 30,	November 30,
	2024	2023	Variance
Revenue, net	$310,511	$325,875	$(15,364)
Cost of goods sold	80,703	96,148	(15,445)
Operating income	229,808	229,727	81
Operating Expenses:
Selling, general and administrative	1,584,333	1,538,838	45,495
Stock based compensation	20,762	7,391,278	(7,370,516)
Loss from operations	(1,375,287)	(8,700,389)	7,325,102
Other income	-	310,401	(310,401)
Other expense	-	(618,000)	618,000
Interest expense	(99,858)	(76,941)	(22,917)
Loss before provision for income taxes	(1,475,145)	(9,084,929)	7,609,784
Provision for income taxes	2,400	2,400	-
Net Loss	$(1,477,545)	$(9,087,329)	$7,609,784

Revenues

Revenues decreased by $15,364, or 5%, for the year ended November 30, 2024, as compared to the year ended November 30, 2023. The decrease is primarily attributable to one customer from 2023 not purchasing product in 2024 and one customer from 2023 purchasing less product in 2024, offset by two customers from 2023 purchasing more product in 2024.

Cost of Goods Sold

Cost of goods sold decreased by $15,445 or 16% for the year ended November 30, 2024, as compared to the year ended November 30, 2023. The decrease is primarily attributable to the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $45,495, or 3%, for the year ended November 30, 2024, as compared to the year ended November 30, 2023 due to an increase in general and administrative wages of $237,612, other general and administrative expenses of $98,860, and selling and marketing expenses of $4,949, offset by a decrease in professional services of $295,926.

Stock Based Compensation

Stock-based compensation decreased by $7,370,516, or 100%, for the year ended November 30, 2024, as compared to the year ended November 30, 2023 primarily due to an option to purchase 116,000,000 shares of common stock granted to USMC, on October 6, 2021 which were expensed through March 2023. USMC stock-based compensation expense was $7,313,350 for the year ended November 30, 2023 compared to $0 for the year ended November 30, 2024. USMC stock compensation expense ended in March 2023. Employee, consultants and directors’ stock-based compensation was $77,928 for the year ended November 30, 2023 compared to $20,762 for the year ended November 30, 2024.

Other Income (Expenses)

Other income decreased significantly to $0 for the year ended November 30, 2024, as compared to $310,401 for the year ended November 30, 2023, due to the settlement of a March 29, 2019 claim by Superior Soils of $400,000 for $125,000 in the year ended November 30, 2023 and forgiveness of a note payable of $25,000 and related accrued interest of $10,401.

Other expense decreased by $0 for the year ended November 30, 2024, as compared to $618,000 for the year ended November 30, 2023. $618,000 was accrued per agreed upon legal fees to be paid by the Company in connection with the Calvanico settlement. See Note 9 to the financial statements.

Interest expense increased $22,917, or 30%, for the year ended November 30, 2024, as compared to the year ended November 30, 2023 primarily as a result of increased notes payable and lines of credit with USMC.

Liquidity and Capital Resources

As of November 30, 2024, we had cash on hand of $28,100 and a working capital deficiency of $1,093,058, as compared to cash on hand of $5,572 and a working capital deficiency of $1,493,349 as of November 30, 2023. The increase in working capital deficiency is primarily a result of the increase in accounts payable and accrued expenses and the addition of a line of credit with USMC, offset by the resolution of a settlement liability.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses with cash advances from USMC and the sale of equity and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in the form of a line of credit, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

On July 10, 2023, the Company entered into a line of credit agreement with USMC that provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (“Grid Note” until July 10, 2024. The note bears interest at 8% per annum and any outstanding principal and accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. Any amount of principal not paid when due will bear interest at a default rate of 13% per annum. The Company may prepay the principal amount of the Grid Note together with any accrued and unpaid interest thereon, at any time without penalty. On the Maturity Date, USMC may in its sole discretion, chose to convert all or part of the outstanding principal amount of the Grid Note, together with accrued and unpaid interest due thereon, into shares of the Company’s common stock. The conversion price and number of shares of the Company’s common stock issuable upon conversion are subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and standard dilutive events. Upon the Company’s voluntary or involuntary bankruptcy, the full principal amount of the Grid Note, together with any other amounts owing in respect thereof, will automatically become immediately due and payable. Upon the occurrence of any other events of default, as specified in the Grid Note, the full principal amount of the Grid Note, together with any other amounts owing in respect thereof, may become immediately due and payable at USMC’s election. As of November 30, 2024, there have been $1,000,000 in advances from USMC under the July 10, 2023 line of credit agreement. Total interest expense was $18,856 for the year ended November 30, 2024. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

On February 8, 2024, the Company issued USMC an 8% unsecured convertible promissory note in the principal amount of up to $618,000 (the “Convertible Note”). The principal amount of the Convertible Note was to be funded by USMC in six installments of $103,000 each. The installments were made on the Issuance Date, March 1, 2024, April 1, 2024, May 1, 2024, July 1, 2024, and August 1, 2024. The Company used the proceeds from the Convertible Note to pay the settlement amount agreed to in a binding arbitration with a former officer of the Corporation.

The Convertible Note has a stated maturity date of February 7, 2026. Interest is payable on the unpaid principal amount of the Convertible Note at a rate of 8% per annum; provided, however, that any amount of principal not paid when due will bear interest at a default interest rate equal to 13% per annum. The Company may prepay the principal amount of the Convertible Note, in whole or in part, at any time without penalty or premium. Amounts due under the Convertible Note may be converted into shares of the Company’s common stock (the “Convertible Note Conversion Shares”) at any time, at the option of USMC, at a conversion price of $0.08 per share. The conversion price and number of shares of the Company’s common stock issuable upon conversion of the Convertible Note will be subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and other standard dilutive events. Upon the Company’s voluntary or involuntary bankruptcy, the full principal amount of the Convertible Note, together with any other amounts owing in respect thereof, will automatically become immediately due and payable. Upon the occurrence of any other event of default, as specified in the Convertible Note, the full principal amount of the Convertible Note, together with any other amounts owing in respect thereof, may become immediately due and payable at USMC’s election. Total interest expense was $29,733 for the year ended November 30, 2024.

On March 7, 2024, the Company entered into a line of credit agreement with USMC that provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (“Grid Note” until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal and accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share on the maturity date. Any amount of principal not paid when due will bear interest at a default rate of 13% per annum. The Company may prepay the principal amount of the Grid Note together with any accrued and unpaid interest thereon, at any time without penalty. On the maturity date, USMC may in its sole discretion, convert all or part of the outstanding principal amount of the Grid Note, together with accrued and unpaid interest due thereon, into shares of the Company’s common stock. The conversion price and number of shares of the Company’s common stock issuable upon conversion are subject to adjustment from time to time for any subdivision or consolidation of the Company’s shares and standard dilutive events. Upon the Company’s voluntary or involuntary bankruptcy, the full principal amount of the Grid Note, together with any other amounts owing in respect thereof, will automatically become immediately due and payable. Upon the occurrence of any other events of default, as specified in the Grid Note, the full principal amount of the Grid Note, together with any other amounts owing in respect thereof, may become immediately due and payable at USMC’s election. As of November 30, 2024, there have been $898,449 in advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense was $32,410 for the year ended November 30, 2024. The line was fully funded in January 2025.

USMC has advanced an additional $238,449 as of February 28, 2025. Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. Currently there are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt by our independent registered public accounting firm about the Company’s ability to continue as a going concern for the twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Going Concern

The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through November 30, 2024 of $64,208,523, as well as negative cash flows from operating activities and a working capital deficiency. During the year ended November 30, 2024, the Company received net cash proceeds of $2,169,714 from USMC from a convertible promissory note and a line of credit. The Company does not have sufficient cash to meet its obligations in the twelve months following the date of this Annual Report on Form 10-K if it does not generate additional revenue and continue to obtain additional financing from USMC. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

Working Capital Deficiency

	November 30,	November 30,
	2024	2023
Current assets	$47,612	$21,006
Current liabilities	1,140,670	1,514,355
Working capital deficiency	$(1,093,058)	$(1,493,349)

The decrease in current liabilities is primarily a result of the decrease in accounts payable and accrued expenses and the payment of a settlement liability with a long-term note payable, offset by the increase in the line of credit with USMC.

Cash Flows

	Year Ended November 30,
	2024	2023
Net cash used in operating activities	$(2,167,932)	$(1,124,290)
Net cash used in investing activities	(1,538)	(130,716)
Net cash provided by financing activities	2,191,998	1,241,523
Increase (decrease) in cash	$22,528	$(13,483)

Operating Activities

Net cash used in operating activities was $2,167,932 for the year ended November 30, 2024 and was due to a net loss of $1,477,545 and a net decrease in operating assets and liabilities of $796,297, which was offset by non-cash expenses of $105,910.

Net cash used in operating activities was $1,124,290 for the year ended November 30, 2023 and was due to a net loss of $9,087,329 which was offset by non-cash expenses of $7,100,797 and net increase in operating assets and liabilities of $862,242.

Investing Activities

Net cash used in investing activities was $1,538 for the year ended November 30, 2024 due to the purchase of property and equipment.

Net cash used in investing activities was $130,716 for the year ended November 30, 2023 due to the purchase of property and equipment.

Financing Activities

For the year ended November 30, 2024, net cash provided by financing activities was $2,191,998, of which $618,000 was advances from USMC through a note payable, $1,551,714 was from lines of credit with USMC, and $31,000 was a loan from a company owned by John Bremer, a director of the Company, which were offset by $8,716 in payments to A. Scott Dockter in connection with an outstanding note payable.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended November 30, 2024. We believe that the accounting policies below are critical to fully understand and evaluate our financial condition and results of operations.

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

Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended November 30, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of November 30, 2024 due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of November 30, 2024 was not effective.

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

We engaged a third-party financial operations consulting firm to assist with the preparation of SEC reporting through August 31, 2023 and hired a chief financial officer in December 2023.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Position
A. Scott Dockter	68	Chief Executive Officer, President and Director
Stephen Gillings	75	Chief Financial Officer
Kimberly Kurtis	52	Director
John Bremer	75	Director
Jeffrey Guzy	73	Director

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

A. Scott Dockter – Chief Executive Officer, President and Director

A Scott Dockter has been Chief Executive Officer, President and a director of the Company since September 24, 2014, Chief Financial Officer from May 24, 2019 to January 21, 2021, and from March 25, 2021 to December 12, 2023, and President and a director of PureBase AG since January 22, 2014. Mr. Dockter has also served as the chief executive officer and a director of USMC since 2012. Mr. Dockter was a manager-member of US Agricultural Minerals, LLC (“USAM”) from its inception in June 2013 until its acquisition by PureBase AG on November 24, 2014. Mr. Dockter is a manager-member of US Mine, LLC, a Nevada limited liability company, which owns a 3,306-acre mining property located in Ione, California. From July 2010 to June 2012, Mr. Dockter served as Chief Executive Officer, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the United States, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has a comprehensive involvement in the mining business, including exploration, permitting, mine development, construction, financing, operations, asset acquisitions, and marketing and sales, with a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals.

Mr. Dockter’s significant experience relating to operational management, industry expertise and as Chief Executive Officer of the Company led to his appointment as a director of our company.

Stephen Gillings – Chief Financial Officer

Stephen Gillings has been Chief Financial Officer of the Company since December 13, 2023. Mr. Gillings has been a controller/consultant with Now CFO of Newport Beach, California, a consulting firm, for the past six years. As a consultant, Mr. Gillings assisted various business clients with the preparation of quarterly financial statements and notes and annual financial statements for year-end audits. Mr. Gillings also prepared and filed Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K for SEC reporting companies. Prior to joining Now CFO, Mr. Gillings served for four years as chief financial officer for QuantumSphere, Inc. (“QuantumSphere”) of Santa Ana, California, a manufacturer of nanometals, where his responsibilities included preparing public company SEC filings, developing policies and procedures and preparing monthly financial reports and analysis. Prior thereto, Mr. Gillings served for seven years as vice president finance at QuantumSphere. Prior to joining QuantumSphere, Mr. Gillings served as controller for AllDigital of Irvine, California, which provides digital broadcasting solutions and chief financial officer of I/OMagic of Irvine, California, a distributor of computer peripherals. Mr. Gillings has a Bachelor of Science in Accounting degree from the University of California, Berkeley and a Master of Business Administration degree from California State University, Fullerton.

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

John Bremer – Director

John Bremer has been a director of the Company since December 24, 2014 and a director of PureBase Ag since February 5, 2015. Mr. Bremer has served as a director and President of USMC since February 2014. Mr. Bremer was also a manager-member of USAM from its inception in June 2013 until its acquisition by PureBase AG on November 24, 2014. Mr. Bremer is also a manager-member of US Mine, LLC which owns a 3,306-acre mining property located in Ione, California. For the past 21 years Mr. Bremer has been the chief executive officer of GroWest, Inc. a holding company with subsidiary companies in the heavy equipment rental and property development business in California. Mr. Bremer started his career teaching college level horticulture and soil science classes, opened and managed large mining operations for Riverside Cement and California Portland Cement Company and has worked with cement producers including to help design material input methodologies to reduce nitrogen oxide emissions from calcining cement. Mr. Bremer developed a large organic composting operation in Riverside County, California which he sold to Synagro Technologies, Inc., currently part of The Carlyle Group. Mr. Bremer has been involved in property development in Riverside County and Napa Valley in California including permitting processes. Mr. Bremer earned his Bachelor’s degree in Agri-Business from California State Polytechnic University, Pomona, California.

Mr. Bremer was appointed to the Board because of his industry experience.

Jeffrey Guzy – Director

Jeffrey Guzy has been a director since April 8, 2020. Mr. Guzy has served as a director of Leatt Corporation (OTC: LEAT) since May 2007 and Capstone Companies (OTC: CAPC) since May 2007. Mr. Guzy has served as a director of Brownie’s Marine Group Inc. (OTC: BWMG) and Life on Earth, Inc. (OTC:LFER) since 2019. Mr. Guzy held executive positions at several large international companies, including Loral Space, Sprint International, Verizon and IBM. Mr. Guzy founded and has served as executive chairman, president and chief executive officer at CoJax Oil & Gas Corporation (OTC: CJAX) since 2017. Mr. Guzy served as chief executive officer for Central Oil & Gas Corp. of America from 2013 through 2020. Mr. Guzy founded Facilicom International, Inc., an international telephone company is 1994. Mr. Guzy has also served as an executive manager of business development to several telecom companies including Bell Atlantic Corp. Mr. Guzy received an MBA from the Wharton School of Business at the University of Pennsylvania, an MS in Systems Engineering from the University of Pennsylvania, and a BS in Electrical Engineering from Pennsylvania State University.

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

In addition, the agreement provides for the grant to Mr. Gillings of an option to purchase 200,000 shares of common stock on each of December 11, 2023 and the first and second anniversaries thereof, at a purchase price per share equal to the fair market value of the Company’s publicly traded common stock on the date of grant. Each option grant vests one year from the date of grant, and is exercisable for three years, provided that Mr. Gillings is then employed by the Company. Upon termination of Mr. Gillings’ employment, other than for cause, any vested option will remain exercisable for 30 days after such termination. Mr. Gillings will also be eligible for discretionary annual bonuses based on performance. The agreement also contains customary confidentiality, non-competition, non-solicitation and non-disparagement provisions.

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

Compensation Committee

The Compensation Committee currently has two members, Jeffrey Guzy, Chairman, and Kimberly Kurtis. The Compensation Committee initially determines matters relating to executive officer compensation, including the issuances of stock options and other compensatory matters. The Compensation Committee then makes recommendations to the Board of Directors, concerning such executive officer compensation.

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

Director Compensation

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended November 30, 2024:

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Guzy	$19,500	$-	$-	-	-	-	$19,500
Brady Barto (1)	$12,000	$-	$-	-	-	-	$12,000
Kimberly Kurtis	$12,000	$-	$-	-	-	-	$12,000

(1)	Mr. Barto resigned from the Company on February 6, 2025.

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 pursuant to which Mr. Guzy will serve as a director of the Company. Such agreement will automatically renew (the “Guzy Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Guzy Renewal Date or upon Mr. Guzy’ resignation or removal (the “Guzy Termination Date”) will be converted into common stock at the lower of the price per share of $0.10 or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Guzy Renewal Date or the Guzy Termination Date, as the case may be. The agreement also includes a non-competition provision during the term of the agreement and for twelve months thereafter. As of November 30, 2024, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve-month director agreement with Kimberly Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will serve as a director and provide board services. Such agreement will automatically renew (the “Kurtis Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal (the “Kurtis Termination Date”) will be converted into common stock at the lower of a price of $0.15 per share or the VWAP of the common stock for the 20-days immediately preceding the Kurtis Termination Date, as the case may be. On August 13, 2021, Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The agreement includes a non-competition provision during the term of the agreement and for twelve months thereafter. As of November 30, 2024, the Company had debt in the amount of $28,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into a twelve-month director agreement with Brady Barto pursuant to which Mr. Barto agrees to devote as much time as is necessary to perform completely the duties as a director. As compensation therefor, Mr. Barto was entitled to a cash fee of $1,000 per month which accrued as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date of Mr. Barto service as a director. On September 11, 2023, Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The agreement included a non-competition provision during the term of the agreement and for twelve months thereafter. As of November 30, 2024, the Company has debt in the amount of $15,000 owed to Mr. Barto. Mr. Barto resigned as director on February 5, 2025. The amount owed to Mr. Barto on February 5, 2025 was $17,000.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representation from Reporting Persons, we believe that during the fiscal year ended November 30, 2024, the Reporting Persons timely filed all such reports, except that USMC failed to timely file a Form 4 reporting the conversion of debt of $2,638,527 into 19,134,323 shares of common stock.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Insider Trading Policies

The Company has adopted insider trading policies and procedures governing the purchase, sales or other dispositions of its securities by directors, officers, employees, or the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to, earned by or paid to our Chief Executive Officer and our other executive officer receiving annual compensation in excess of $100,000 during the fiscal year ended November 30, 2024 (each a “Named Executive Officer”). No other executive officer received compensation in excess of $100,000 during the year ended November 30, 2024.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($ )	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
A. Scott Dockter,	2024	120,000		-	-		-	-	-	-	120,000
Chief Executive Officer, President and Director	2023	120,000	(1)	-	-		-	-	-	-	120,000
Stephen Gillings, Chief Financial	2024	100,000		-	16,762	(2)	-	-	-	-	116,762
Officer	2023	-		-	-		-	-	-	-	-

(1)	Does not include $6,644 of accrued salary.
(2)	The grant date fair value of an option to purchase 200,000 shares was calculated using the Black-Scholes method. The assumptions used in estimating the fair value of this option are set forth in Note 11 to the Company’s audited financial statements for the year ended November 30, 2024 included in this Annual Report on Form 10-K.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARD AT NOVEMBER 30, 2024

The table below reflects all equity awards made to named Executive Officers that were outstanding at November 30, 2024.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Stephen Gillings	-	200,000	(1)	$0.09	September 11, 2029

(1)	Option vested on December 11, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of February 28, 2025, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each Named Executive Officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o PureBase Corporation, 8625 Highway 124, Ione, California 95640. The percentages below are calculated based on 250,497,328 shares of common stock issued and outstanding as of February 28, 2025.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
5% Stockholders
US Mine Corporation (1) 8625 Highway 124 Ione, California 95640	130,814,820		48.1%
Bremer Family 1995 Living Family Trust (2) 1660 Chicago Avenue Riverside, California 92506	40,163,000		16.0%
US Mine LLC (3) 8625 Highway 124 Ione, California 95640	116,000,000	(4)	31.7%
James Todd Gauer 401 Bay Street, Suite 2410 Toronto, ON M5H2Y4 Canada	17,338,800	(5)(6)	6.7%
Directors and Executive Officers
A. Scott Dockter	36,643,795	(7)	14.6%
John Bremer	40,163,000	(8)(9)	16.0%
Kimberly Kurtis	1,129,091	(10)	*
Jeffrey Guzy	1,410,000	(11)	*
Stephen Gillings	200,000	(12)	*
Directors and officers as a group (5 persons)	79,545,886	(7)(9)(13)	31.5%

*Represents less than 1%

(1)	A. Scott Dockter, Chief Executive Officer and a director of USMC and John Bremer, President and a director of USMC are each 25% owners of USMC, and Craig Barto is a 50% owner of USMC, and all share voting and dispositive power over the shares held by USMC in relation to their ownership of USMC.

(2)	John Bremer, as trustee of the Bremer Family 1995 Living Family Trust (“Bremer Trust”), has voting and dispositive power over the shares held by the Bremer Trust.

(3)	A. Scott Dockter, Chief Executive Officer and a director, John Bremer, President and a director, and Craig Barto are each 33% owners of US Mine LLC and share voting and dispositive power over the shares held by US Mine LLC.

(4)	Represents currently exercisable options.

(5)	Includes a currently exercisable option to purchase 8,669,400 shares.

(6)	Includes 8,501,400 shares and 168,000 shares owned by Baystreet Capital Management Corp and Bayshore Capital, LLC., respectively, over which James Todd Gauer has sole voting and dispositive power.

(7)	Excludes 27,353,639 shares held by USMC and options to purchase 38,666,667 shares held by US Mine LLC over which Mr. Dockter shares voting and dispositive power with Mr. Bremer and Mr. Barto. 27,353,639 shares represent 25% of Mr. Dockter’s ownership of USMC. 38,666,667 shares represent 33% of Mr. Dockter’s ownership of US Mine LLC.

(8)	Represents 40,163,000 shares owned by the Bremer Trust of which Mr. Bremer, as trustee has sole voting and dispositive power.

(9)	Excludes 27,353,639 shares held by USMC and options to purchase 38,666,667 shares held by US Mine LLC over which Mr. Bremer shares voting and dispositive power with Mr. Dockter and Mr. Barto. 27,353,639 shares represent 25% of Mr. Bremer’s ownership of USMC. 38,666,667 shares represent 33% of Mr. Bremer’s ownership of US Mine LLC.

(10)	Includes currently exercisable options to purchase 842,424 shares and 206,667 shares which are issuable in lieu of director’s fees pursuant to the Kurtis Director Agreement.

(11)	Includes currently exercisable options to purchase 1,100,000 shares.

(12)	Represents a currently exercisable option.

(13)	Includes options to purchase an aggregate of 2,142,424 shares and an aggregate of 206,667 shares issuable in lieu of directors’ fees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below, since December 1, 2022, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, more than 5% of our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

A.	Scott Dockter, Chief Executive Officer, President, and a director, and John Bremer, a director, are also officers, directors and owners of USMC and US Mine LLC. USMC is 50% owned and US Mine LLC is 33% owned by Craig Barto, father of Brady Barto, a former director.

The following table outlines the related parties associated with the Company and amounts due for each period indicated:

	During the year ended November 30, 2024	During the year ended November 30, 2023
US Mine Corporation – Convertible Notes and Accrued Interest, Expenses Paid, and Cash Advances	$1,578,592	$1,950,357
A. Scott Dockter – Promissory Note, Principal and Interest	$42,263	$50,780
Kimberly Kurtis – Convertible Note, Board Member	$28,000	$16,000
Brady Barto – Convertible Note, former Board Member	$15,000	$3,000

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and a company 25% owned by A. Scott Dockter, our President and Chief Executive Officer, and a director, and 25% owned by John Bremer, a director, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. No services were rendered by USMC for the fiscal years ended November 30, 2024 and 2023. For the year ended November 30, 2024, the Company paid USMC $68,801 under the mining agreement and $450 was unpaid at November 30, 2024. For the year ended November 30, 2023, the Company paid USMC $80,602 under the mining agreement and there was no unpaid amount at November 30, 2023.

During the fiscal years ended November 30, 2024 and 2023, USMC paid $13,632 and $15,853, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $2,169,714 and $1,261,523, respectively

On April 7, 2022, the Company entered into a securities purchase agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.39 per share. USMC purchased notes in the principal amounts of $470,862, $140,027, and $308,320 on August 30, 2022, November 29, 2022, and February 28, 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of the three notes and accrued interest of $33,476, $8,210, and $14,233 on the August 30, 2022, the November 29, 2022, and the February 28, 2023 notes, respectively, into a total of 2,500,330 shares of the Company’s common stock.

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a trust controlled by John Bremer, a director of the Company, pursuant to which the Company agreed to purchase the Snow White Mine for $836,000 plus 5% interest payable at the closing which was to occur at any time before April 1, 2022. On April 14, 2022, the agreement was amended to extend the closing date to April 14, 2023. On April 7, 2023, the agreement was further amended to extend the closing date to April 1, 2024. On July 12, 2024, the agreement was further amended to extend the closing date to July 12, 2026.The Company is required to make minimum royalty payments of $3,500 per year. The Company has not made royalty payments to Mr. Bremer since December 31, 2018.

US Mine LLC

On May 27, 2021, the Company entered into a materials extraction agreement with US Mine, LLC, (the “Materials Extraction Agreement”) pursuant to which the Company acquired the right to extract up to 100,000,000 tons of certain raw clay materials. A. Scott Dockter, John Bremer, and Craig Barto each own 33% of US Mine LLC. The Materials Extraction Agreement is effective until 100,000,000 tons of material are extracted. As compensation for such right, the Company issued a ten-year convertible promissory note in the principal amount of $50,000,000 to US Mine, LLC (the “US Mine Note”). The US Mine Note bears interest at the rate of 2.5% per annum which is payable upon maturity. Amounts due under the US Mine Note may be converted into shares of the Company’s common stock at the option of the noteholder, at a conversion price of $0.43 per share. The noteholder may convert (i) up to 50% of the outstanding balance on or after such date as the Company’s common stock is listed for trading on any national securities exchange, (ii) up to an additional 25% of the outstanding balance on or after the six-month anniversary of such initial trading date, and (iii) the remaining 25% on or after the twelve-month anniversary of such initial trading date. In addition, the Company will pay US Mine, LLC a royalty fee of $5.00 per ton of materials extracted and any royalty not paid in a timely manner with be subject to 15% interest per annum and compounded monthly.

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement, pursuant to which the US Mine Note was terminated and of no further force and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. This Materials Extraction Agreement was further amended and restated in June 2022 to state that the Note was retroactively rescinded ab initio.

Note payable – USMC

On February 8, 2024, the Company issued a two-year $618,000 unsecured convertible note to USMC for the payment by USMC of attorney fees on behalf of the Company for the settlement of a lawsuit with a third party. The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at a conversion price of $0.08 per share at the sole discretion of the noteholder. As of February 28, 2025, there have been $618,000 in advances from USMC under the note and accrued interest on the note was $42,093.

Lines of Credit – USMC

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC which provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until July 10, 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of February 28, 2025, the accrued interest on the July 10, 2023 line of credit was $0. On March 31, 2024, the noteholder converted the line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC which provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share on the maturity date. As of February 28, 2025, there have been $1,000,000 total advances from USMC under the line of credit agreement. As of February 28, 2025, the accrued interest on the July 10, 2023 line of credit was $51,928.

USMC has advanced the Company $238,449 as of February 28, 2025.

Board of Directors

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

On September 13, 2023, the Company issued an immediately exercisable five-year option to Brady Barto, a former director, to purchase 200,000 shares of common stock with an exercise price of $0.15 per share for board services.

Executive Officers

On August 31, 2017, the Company issued a promissory note in the principal amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company to consolidate total amounts of indebtedness due to Mr. Dockter. The note bears interest at 6% and is due upon demand. Since December 1, 2020, the Company has repaid $127,816 towards the balance of the note. As of February 28, 2025 the outstanding principal balance due on this note is $0 and the accrued interest is $42,263.

In connection with Stephen Gillings’ appointment as Chief Financial Officer of the Company, on December 13, 2023, the Company granted Mr. Gillings a five-year stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.09 per share. The shares subject to the option became exercisable on December 13, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the aggregate fees billed to the Company for professional services rendered by our principal accountants, Turner, Stone & Company, LLP (“TSC”) for the years ended November 30, 2024 and 2023:

	Years Ended November 30,
Services	2024	2023
Audit fees	$68,250	$60,800
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$68,250	$60,800.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Plan and Agreement of Reorganization among Port of Call Online, Inc., PureBase, Inc. and certain stockholders of PureBase, Inc., dated December 23, 2014	8-K	2.1	12/24/2014
2.2	Plan and Agreement of Reorganization among PureBase, Inc., US Agricultural Minerals, LLC and the members of US Agricultural Minerals, LLC, dated November 24, 2014	8-K	10.4	12/24/2014
3.1	Articles of Incorporation	S-1	3.1	5/13/2013
3.2	Certificate of Change to Articles of Incorporation (stock split), effective November 7, 2014	10-K	3.1.2	3/16/2015
3.3	Amendment to the Articles of Incorporation (stock split), effective January 12, 2015	10-K	3.1.3	3/16/2015
3.4	Certificate of Change to Articles of Incorporation (stock split), effective June 15, 2015	8-K	3.1.4	6/16/2015
3.5	Bylaws	S-1	3.2	5/13/2013
4.1	Description of Securities	10-K	4.1	3/16/2021
10.1	Distribution Agreement between the Company and New Ag Technologies, Inc., dated September 5, 2019	10-Q	10.1	10/18/2019
10.2	Compensation Committee Charter	10-K	10.12	2/28/2020
10.3	Purchase and Sale Agreement between the Company and Bremer Family 1995 Living Family Trust, dated April 1, 2020	8-K	10.13	4/03/2020
10.4	Director Agreement dated as of April 8, 2020, between the Company and Jeffrey Guzy	8-K	10.14	4/09/2020
10.5	Materials and Supply Agreement between the Company and US Mine Corp, dated April 22, 2020	8-K	10.1	4/28/2020
10.6	Materials Extraction Agreement, dated May 27, 2021, by and between the Company and US Mine, LLC	8-K	10.14	5/27/2021
10.7	2.5% Convertible Note between the Company and US Mine, LLC, dated May 27, 2021	8-K	4.2	5/27/2021
10.8	Director Agreement, dated as of August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.15	8/17/2021
10.9	Option Agreement, dated August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.16	8/17/2021
10.10	Amendment to Materials Extraction Agreement, dated October 6, 2021, between the Company and US Mine, LLC	8-K	10.17	10/06/2021
10.11	Stock Option Agreement, dated October 6, 2021, between the Company to US Mine, LLC	8-K	10.18	10/06/2021
10.12	Investment Banking Agreement, dated May 19, 2022 between the Company and Newbridge Securities Corporation	10-K	10.26	2/28/2023

10.13	Amendment No. 1 to Director Agreement, dated August 26, 2022, between the Company and Jeffrey Guzy	10-K	10.27	2/28/2023
10.14	Amendment No. 1 to Director Agreement, dated August 26, 2022, between the Company and Dr. Kimberly Kurtis	10-K	10.28	2/28/2023
10.15	First Amendment to Purchase and Sale Agreement, dated April 14, 2022, between the Company and Bremer Family 1995 Living Family Trust	8-K	10.3	4/14/2022
10.16	Amended and Restated Amendment to Materials Extraction Agreement, dated June 17, 2022, by and between the Company and US Mine, LLC	8-K/A	10.22	6/21/2022
10.17	Settlement Agreement, dated June 2, 2022, among the Company, Agregen International Corporation, Robert Hurtado, James Todd Gauer and John Gingerich.	8-K/A	10.1	9/30/2022
10.18	Option Agreement, dated June 3, 2022.	8-K/A	10.2	9/30/2022
10.19	Ione Lease Amendment, dated 11/1/2022	10-K	10.35	2/28/2023
10.20	2017 Stock Option Plan	10-K	10.36	2/28/2023
10.21	Amended and Restated Amendment to Materials Extraction Agreement, dated June 17, 2022, by and between Purebase Corporation and US Mine, LLC	8-K/A	10.22	6/21/2022
10.22	Director Agreement, dated September 11, 2023, between the Company and Brady Barto	8-K	10.38	9/15/2023
10.23	Option Agreement, dated September 11, 2023, between the Company and Brady Barto	8-K	10.39	9/15/2023
10.24	Second Amendment to Materials Extraction Agreement, dated November 1, 2023	8-K	10.1	11/07/2023
10.25	Employment Agreement, dated December 13, 2023, between the Company and Stephen Gillings	8-K	10.1	12/15/2023
10.26	Advisory Service Agreement, dated June 9, 2023, between the Company and Karen Scrivener	10-K	10.43	2/28/2024
10.27	Line of Credit Agreement, dated March 7, 2024, between the Company and US Mine Corp.	8-K	10.1	4/15/2024
14.1	Code of Business Conduct and Ethics	10-K	14	2/28/2018
19*	Insider Trading Policy
21.1	Subsidiaries of the Registrant	10-K	21.1	2/28/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and President (Principal Executive Officer)
Date:	February 28, 2025

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer, President and Director
Date:	February 28, 2025

By:	/s/ Jeffrey Guzy
Jeffrey Guzy
Director
Date:	February 28, 2025

By:	/s/ John Bremer
John Bremer
Director
Date:	February 28, 2025

By:	/s/ Kimberly Kurtis
Kimberly Kurtis
Director
Date:	February 28, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2024 AND 2023

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Purebase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Purebase Corporation and its subsidiaries (the Company) as of November 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and negative cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Dallas, Texas

February 28, 2025

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2024	2023

ASSETS

Current Assets:
Cash and cash equivalents	$28,100	$5,572
Prepaid expenses and other assets	19,512	15,434
Total Current Assets	47,612	21,006

Property and equipment, net	749,437	750,716
Right of use asset	-	39,799

Total Assets	$797,049	$811,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$93,548	$361,013
Interest payable, related parties	74,673	120,011
Settlement liability	-	618,000
Line of credit, current	898,449	346,735
Lease liability, current	-	40,880
Note payable to officer	-	8,716
Note payable, related party	31,000	-
Convertible notes payable, related party	43,000	19,000
Total Current Liabilities	1,140,670	1,514,355

Interest payable, related party convertible note payable, net of current portion	29,733	-
Convertible notes payable; related party, net of current portion	618,000	1,525,676

Total Liabilities	1,788,403	3,040,031

Commitments and Contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at November 30, 2024 and November 30, 2023	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 250,447,331 and 230,863,005 shares issued and outstanding at November 30, 2024 and November 30, 2023, respectively	250,447	230,863
Additional paid in capital	62,966,722	60,271,605
Accumulated deficit	(64,208,523)	(62,730,978)
Total Stockholders’ Deficit	(991,354)	(2,228,510)

Total Liabilities and Stockholders’ Deficit	$797,049	$811,521

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30, 2024	November 30, 2023

Revenue, net	$310,511	$325,875

Cost of goods sold	80,703	96,148

Gross margin	229,808	229,727

Operating Expenses:
Selling, general and administrative	1,584,333	1,538,838
Stock based compensation	20,762	7,391,278
Total Operating Expenses	1,605,095	8,930,116

Loss From Operations	(1,375,287)	(8,700,389)

Other Income (Expense):
Other income	-	310,401
Other expense	-	(618,000)
Interest expense	(99,858)	(76,941)
Total Other Income (Expense)	(99,858)	(384,540)

Loss before provision for income taxes	(1,475,145)	(9,084,929)

Provision for income taxes	2,400	2,400

Net Loss	$(1,477,545)	$(9,087,329)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.04)

Weighted Average Shares Outstanding - Basic and Diluted	245,359,591	230,731,334

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2022	-	$-	230,753,005	$230,753	$52,840,436	$(53,643,649)	$(572,460)

Stock based compensation – options	-	-	-	-	7,387,279	-	7,387,279

Stock based compensation - shares	-	-	100,000	100	7,900	-	8,000

Settlement shares surrendered	-	-	(300,000)	(300)	300	-	-

Conversion of board of director accrued debt	-	-	310,000	310	35,690	-	36,000

Net loss	-	-	-	-	-	(9,087,329)	(9,087,329)

Balance at November 30, 2023	-	$-	230,863,005	$230,863	$60,271,605	$(62,730,978)	$(2,228,510)

Stock based compensation – options	-	-	-	-	16,762	-	16,762

Common stock issued for services	-	-	450,003	450	35,550	-	36,000

Convertible debt converted into common stock, related party	-	-	19,134,323	19,134	2,619,393	-	2,638,527

Contribution from expenses paid by related party	-	-	-	-	23,412	-	23,412

Net loss	-	-	-	-	-	(1,477,545)	(1,477,545)

Balance at November 30, 2024	-	$-	250,447,331	$250,447	$62,966,722	$(64,208,523)	$(991,354)

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30, 2024	November 30, 2023
Cash Flows From Operating Activities:
Net loss	$(1,477,545)	$(9,087,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	20,762	7,391,278
Non-cash board of director compensation	24,000	19,000
Gain on debt forgiveness	-	(35,401)
Gain on settlement	-	(275,000)
Right of use asset and liability, net	(1,081)	918
Common stock issued for services	36,000	-
Contribution from expenses paid by related party	23,412	-
Depreciation	2,817	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,078)	(6,703)
Accounts payable and accrued expenses	(267,465)	313,202
Interest payable, related parties	97,246	62,745
Settlement liability	(618,000)	493,000

Net Cash Used In Operating Activities	(2,167,932)	(1,124,290)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,538)	(130,716)

Net Cash Used In Investing Activities	(1,538)	(130,716)

Cash Flows From Financing Activities:
Advances from related parties, convertible notes payable	618,000	914,788
Loan from related party	31,000	-
Proceeds from related party, line of credit	1,551,714	346,735
Payments on notes payable, to officer	(8,716)	(20,000)

Net Cash Provided By Financing Activities	2,191,998	1,241,523

Net Increase (Decrease) In Cash and Cash Equivalents	22,528	(13,483)

Cash and Cash Equivalents - Beginning of Year	5,572	19,055

Cash and Cash Equivalents - End of Year	$28,100	$5,572

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$2,400	$2,400

Noncash operating and financing activities:
Convertible debt converted to common stock	$2,638,527	$-
Vendors paid on behalf of the Company by USMC	$24,431	$15,853

Expenses paid on behalf of the Company by USMC	$23,412	$23,029

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2024, the Company had a significant accumulated deficit of $64,208,523 and working capital deficit of $1,093,058. For the year ended November 30, 2024, the Company had a net loss from operations of $1,477,545 and negative cash flows from operations of $2,167,932. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2025. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily with additional infusions of cash from advances from USMC and the sale of equity and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On March 7, 2024, the Company entered into a $1,000,000 line of credit agreement with USMC, pursuant to a grid note issued in connection with the line of credit. The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of November 30, 2024, there have been $898,449 in advances from USMC under the line of credit. The line of credit was fully funded in January 2025.

USMC has advanced an additional $238,449 as of February 28, 2025. Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. There are no other arrangements or agreements for financing with USMC and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. Significant estimates include useful lives of property and equipment, deferred tax asset and valuation allowance, and assumptions used in the Black-Scholes valuation methods for fair value of options, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of November 30, 2024 or 2023.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, a credit loss is recorded for that doubtful account. As of November 30, 2024 and 2023, the Company had no accounts receivable.

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

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $547,907 in property and equipment that it acquired on May 1, 2020. As of November 30, 2024, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company has $202,809 in costs for its SCM pilot plant which has begun manufacturing sample quantities of the Company’s SCM product for testing by third-parties. The Company has begun recording depreciation related to the pilot plant. The Company also has $61,750 in other fixed assets which are fully depreciated.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the years ended November 30, 2024 or 2023.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general administrative expenses for the years ended November 30, 2024 and 2023.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $29,076 and $3,543 for the years ended November 30, 2024 and 2023, respectively, and are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company’s debt and interest payable on the notes approximates the Company’s incremental borrowing rate.

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible debts are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options and convertible debts have been excluded from the Company’s computation of net loss per share of common stock for the years ended November 30, 2024 and 2023.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Year Ended November 30,
	2024	2023

Convertible Notes	20,019,063	8,882,155
Stock Options	129,238,187	129,438,187
Total	149,257,250	138,320,342

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

In accordance with ASC 842, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 7 – Leases for further discussion, including the impact in the accompanying consolidated financial statements and related disclosures. Effective November 1, 2024, the lease was amended to change the term to month-to-month at $1,500 per month. We no longer lease the additional 700 square feet. ASC 842 is no longer applicable.

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

Recent Accounting Pronouncements

In November 2024, FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures and Disaggregation of Income Statement Expenses

The amendments in the Update require disclosure, in the notes to the financial statements, of specific information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

1	Disclose the amounts of (a) purchases of inventory, (b) employee compensation (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities ((DD&A) (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains an of the expense categories listed in (a)-(e).

2	Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3	Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4	Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments in this Update are effective for annual reporting periods after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has determined that such disclosures will result in expanded notes to the financial statements. The Company will adopt ASU 2024-03 on or before November 30, 2027.

In December 2023, FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740). The amendment’s main provisions are rate reconciliation, income taxes paid, and other disclosures.

For rate reconciliation, the amendments require that public business entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold.

Public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, according to the following requirements:

1	The following specific categories are required to be disclosed:

a	State and local income tax, net of federal income tax effect,
b	Foreign tax effects,
c	Effect of changes in tax laws or rates enacted in the current period,
d	Effect of cross-border tax laws,
e	Tax credits,
f	Changes in valuation allowances,
g	Nontaxable or nondeductible items,
h	Changes in unrecognized tax benefits.

2	Separate disclosure is required for any reconciling item listed below in which the effect of the reconciling item is equal to or greater than 5 percent of the amount computed by multiplying income (or loss) from continuing operations before income taxes by the applicable statutory income tax rate:

a	If the reconciling item is within the effect of cross-border tax laws, tax credits, or nontaxable or nondeductible items categories, it is required to be disaggregated by nature,
b	If the reconciling item is within the foreign tax effects category, it is required to be disaggregated by jurisdiction (country) and by nature, except for reconciling items related to changes in unrecognized tax benefits discussed in (4),
c	If the reconciling item does not fall within any of the categories listed in (1), it is required to be disaggregated by nature.

3	For the purpose of categorizing reconciling items, except for reconciling items related to changes in unrecognized tax benefits discussed in (4), the state and local income tax category should reflect income taxes imposed at the state or local level within the jurisdiction (country) of domicile, the foreign tax effects category should reflect income taxes imposed by foreign jurisdictions, and the remaining categories listed in (1) should reflect federal (national) income taxes imposed by the jurisdiction (country) of domicile.

4	For the purpose of presenting reconciling items:

a	Reconciling items are required to be presented on a gross basis with two exceptions under which unrecognized tax benefits and the related tax positions and tax effects of certain cross-border tax laws and the related tax credits may be presented on a net basis,
b	Reconciling items presented in the changes in unrecognized tax benefits category may be disclosed on an aggregate basis for all jurisdictions.

For income taxes paid, the amendments require that all entities disclose on an annual basis the following information about income taxes paid:

1	The amount of income taxes paid (net of funds received) disaggregated by federal (national), state, and foreign taxes,
2	The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refund received).

For other disclosures, the amendments require that all entities disclose the following information:

1	Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign,
2	Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has determined that ASU 2023-09 will not have a material effect on the Company.

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

On April 1, 2020, the Company entered into a purchase and sale agreement with the Bremer Family 1995 Living Trust, a related party of the Company, pursuant to which the Company will purchase the Snow White Mine for $836,000 (the “Purchase Price”). The Purchase Price plus 5% interest is payable in full in cash at the closing which must occur at any time before April 1, 2022 (the “Closing Date”). On April 14, 2022, the agreement was amended to extend the Closing Date to April 14, 2023. On April 7, 2023, the agreement was amended to extend the closing date to April 1, 2024. On July 12, 2024, the agreement was amended to extend the Closing Date to July 12, 2026.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	November 30, 2024	November 30, 2023

Furniture and equipment	$1,538	$6,952
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	202,809	130,716
Construction in process	547,907	620,000
	812,466	817,880
Less: accumulated depreciation	(63,029)	(67,164)
Property and equipment, net	$749,437	$750,716

There was $2,817 depreciation expense for the year ended November 30, 2024. There was no depreciation expense for the year ended November 30, 2023. $6,952 fully depreciated furniture and equipment was disposed of for no value.

NOTE 6 – NOTES PAYABLE

Bayshore Capital Advisors, LLC

On February 26, 2016, the Company issued a promissory note to Bayshore Capital Advisors, LLC (“Bayshore Capital”), an affiliate through common ownership of a 10% major stockholder of the Company, for $25,000 for working capital at an interest rate of 6% per annum. The note was payable August 26, 2016, or when the Company closes a bridge financing, whichever occurs first. As of November 30, 2022, the Company was in default on this note. On February 4, 2023, Bayshore Capital agreed to cancel the $25,000 debt, plus $10,146 of accrued and unpaid interest. During the years ended November 30, 2024 and 2023 the Company did not make repayments towards the outstanding balance of the note. There is no balance on the note as of November 30, 2024 and 2023 (see Note 12). Total interest expense on the note was $0 and $255 for the years ended November 30, 2024 and 2023, respectively.

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the year ended November 30, 2023, the Company paid $20,000 towards the outstanding balance of the note. During the year ended November 30, 2024, the Company paid $8,716 towards the outstanding balance of the note. The balance on the note was $0 and $8,716 as of November 30, 2024 and 2023, respectively (See Note 12). Total interest expense on the note was $198 and $899 for the years ended November 30, 2024 and 2023, respectively. There was $42,263 and $42,065 of accrued interest as of November 30, 2024 and 2023, respectively.

Convertible Promissory Notes – USMC

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $3,999 and $23,543 for the years ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $470,862 and accrued interest as of January 31, 2024 of $33,476 into 1,293,175 shares of the Company’s common stock.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of November 29, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $1,189 and $7,001 for the years ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $140,027 and accrued interest as of January 31, 2024 of $8,210 into 380,095 shares of the Company’s common stock.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $2,619 and $11,615 for the years ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $308,320 and accrued interest as of January 31, 2024 of $14,233 into 827,060 shares of the Company’s common stock.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was $5,606 and $16,547 for the years ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $412,533 and accrued interest as of January 31, 2024 of $22,152 into 4,346,855 shares of the Company’s common stock.

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was $2,635 and $6,503 for the years ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $193,935 and accrued interest as of January 31, 2024 of $9,139 into 2,030,738 shares of the Company’s common stock.

February 8, 2024

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the year ended November 30, 2024 was $29,733. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. As of November 30, 2024, the accrued interest on the February 8, 2024 convertible promissory note was $29,733.

Lines of Credit – USMC

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of November 30, 2024, there have been $1,000,000 advances from USMC under the July 10, 2023 line of credit agreement. As of November 30, 2024, the accrued interest on the July 10, 2023 line of credit was $0. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share on the maturity date. As of November 30, 2024, there have been $898,449 total advances from USMC under the March 7, 2024 line of credit agreement. As of November 30, 2024, the accrued interest on the March 7, 2024 line of credit was $32,410. The line of credit was fully funded in January 2025.

USMC has advanced an additional $238,449 as of February 28, 2025. Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of November 30, 2024, the Company has no debt owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kimberly Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower price of $0.15 per share or the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of November 30, 2024, the Company has debt in the amount of $28,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into a twelve-month director agreement with Brady Barto (the “Barto Director Agreement”) pursuant to which Mr. Barto agrees to devote as much time as is necessary to perform completely the duties as a director. Mr. Barto shall be notified within 30 days before the end of the twelve months whether his contract shall be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the Renewal Date or the Termination Date will be converted into common stock at the lower price of $0.15 per share or the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Barto Director Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2024, the Company has debt in the amount of $15,000 owed to Mr. Barto. Mr. Barto resigned as director on February 5, 2025.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental right of use lease information:

Year Ended November 30, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$38,500
Short term lease cost	-
Sublease income	-
Net lease cost	$38,500

Operating lease – operating cash flows (fixed payments)	$38,500
Operating lease – operating cash flows (liability reduction)	$37,380
Non-current leases – right of use assets	$-
Current liabilities – operating lease liabilities	$-
Non-current liabilities – operating lease liabilities	$-

Year Ended November 30, 2023
Lease cost
Operating lease cost (cost resulting from lease payments)	$42,000
Short term lease cost	-
Sublease income	-
Net lease cost	$42,000

Operating lease – operating cash flows (fixed payments)	$42,000
Operating lease – operating cash flows (liability reduction)	$38,882
Non-current leases – right of use assets	$39,799
Current liabilities – operating lease liabilities	$40,880
Non-current liabilities – operating lease liabilities	$-

The Company’s right of use lease expired November 1, 2024. Effective November 1, 2024, the lease was amended to change the term to month-to-month at $1,500 per month. We no longer lease an additional 700 square feet. We are evaluating moving our offices to a nearby location in the current year.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts as of:

	November 30, 2024	November 30, 2023

Accounts payable	$40,402	$314,502
Accrued compensation	53,146	39,080
Accrued consultants	-	7,431
Accounts payable and accrued expenses	$93,548	$361,013

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, a related party that is owned by the Company’s majority stockholders and directors, A. Scott Dockter and John Bremer (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

On July 8, 2020, former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believes Calvanico is owed nothing because it takes the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by Company and because Calvanico never exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023 teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief is support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19 2023. Calvanico’s reply brief was filed on October 4, 2023. On February 6, 2024, the Company agreed to pay $618,000 to be paid in six equal monthly payments of $103,000 each with the first payment on February 8, 2024. $618,000 in payments have been made as of November 30, 2024.

On March 29, 2019, the Company was served with a complaint filed by Superior Soils Supplements LLC (“Superior Soils”) in the Superior Court of the State of California in and for the County of Kings (Case #19C-0124) relating to 64 truckloads of soil amendments delivered to a customer by the Company on behalf of Superior Soils. Superior Soils alleged that the soil amendments were not labeled correctly requiring the entire shipment of product to be returned to the Company. The complaint alleges breach of contract, misrepresentations, fraudulent concealment and unfair competition. The complaint seeks damages of approximately $400,000 and, although the Company is vigorously defending such claims and believes that there is little to no risk of liability, it has accrued $400,000 for such risk. The Company filed its answer on May 6, 2019, denying responsibility for the mislabeling and denying any liability for damages therefrom. The matter was fully settled and was thus dismissed by the Court on May 2, 2023, and the Company paid Superior Soils $125,000. The settlement resulted in $275,000 other income in the year ended November 30, 2023 as $400,000 had been accrued.

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

On February 23, 2024, the board of directors authorized the immediate issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement. 450,003 shares of common stock have been issued as of November 30, 2024.

On March 31, 2024, the Company issued 10,256,400 shares of common stock to USMC in exchange for $1,000,000 of the July 10, 2023 line of credit and $25,640 in interest accrued through March 31, 2024.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued to employees and board members pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of November 30, 2024, options to purchase an aggregate of 4,268,787 shares of common stock have been granted to employees and board members under the Option Plan.

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

On September 13, 2023, the Company granted a director an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share and a fair value of $16,267. This option vests immediately. The option was valued using the Black-Scholes option pricing model under the following assumptions as found in the table below:

On December 13, 2023, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.09 per share and a fair value of $16,762. This option vests on December 13, 2024. The option was valued using the Black-Scholes option pricing model under the following assumptions as found in the table below:

Date	Number of Options	Stock Price	Strike Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
04/08/2023	350,000	$0.08	$0.10	202.26%	3.72%	0.00%	3.5 years	$26,623
08/10/2023	200,000	$0.10	$0.15	201.69%	4.47%	0.00%	3.5 years	$17,987
09/13/2023	200,000	$0.10	$0.15	198.67%	4.64%	0.00%	3.5 years	$16,267
12/13/2023	200,000	$0.09	$0.09	206.88%	4.18%	0.00%	3.0 years	$16,762

The Company granted options to purchase an aggregate of 200,000 and 750,000 shares of common stock during the fiscal years ended November 30, 2024 and 2023, respectively.

The weighted average grant date fair value of options granted and vested during the year ended November 30, 2024 was $16,762 and $0, respectively. The weighted average grant date fair value of options granted and vested during the year ended November 30, 2023 was $60,877 and $10,982,523, respectively. The weighted average non-vested grant date fair value of non-vested options was $16,762 and $0 at November 30, 2024 and November 30, 2023, respectively.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2022	128,688,187	$0.53
Granted	750,000	$0.13
Exercised	-	$-
Expired or cancelled	-	$-
Outstanding at November 30, 2023	129,438,187	$0.53
Granted	200,000	$0.09
Exercised	-	$-
Expired or cancelled	(200,000)	$0.099
Outstanding at November 30, 2024	129,438,187	$0.53

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2024:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.09	200,000	5.04	$0.09	-
$0.099	200,000	1.92	$0.099	200,000
$0.10	995,000	1.69	$0.10	995,000
$0.12	50,000	3.81	$0.12	50,000
$0.15	400,000	3.74	$0.15	400,000
$0.24	2,223,787	2.74	$0.24	2,223,787
$0.36	200,000	1.70	$0.36	200,000
$0.38	116,000,000	3.84	$0.38	116,000,000
$2.50	8,669,400	2.51	$2.50	8,669,400
$3.00	500,000	1.25	$3.00	500,000
	129,438,187	3.70	$0.53	129,238,187

The compensation expense attributed to the issuance of the options is recognized as they vest.

The stock options granted are exercisable over various terms from three to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $20,762 and $7,391,278 for the years ended November 30, 2024 and 2023, respectively. As of November 30, 2024, there was no future compensation cost related to non-vested stock options.

The aggregate intrinsic value is $0 for total outstanding and exercisable options, which was based on our estimated fair value of the common stock of $0.075 as of November 30, 2024, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

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

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and a company 25% owned by A. Scott Dockter, our President and Chief Executive Officer, and a director, 25% owned by John Bremer, a director, and 50% owned by Craig Barto, father of Brady Barto, a former director of the Company, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $0 were rendered by USMC for the fiscal years ended November 30, 2023 and 2022, respectively. For the year ended November 30, 2024, the Company paid USMC $68,801 under the mining agreement and $450 was unpaid at November 30, 2024. For the year ended November 30, 2023, the Company paid USMC $80,602 under the mining agreement and there was no unpaid amount at November 30, 2023.

During the fiscal years ended November 30, 2024 and 2023, USMC paid $13,632 and $15,853, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of convertible notes payable of $618,000 and $914,788, respectively, and lines of credit of $1,551,714 and $346,735, respectively.

All cash advances were converted into the Company’s common stock.

USMC Notes

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $3,999 and $23,543 for the year ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $470,862 and accrued interest as of January 31, 2024 of $33,476 into 1,293,175 shares of the Company’s common stock.

On November 29, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of November 29, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $1,189 and $7,001 for the years ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $140,027 and accrued interest as of January 31, 2024 of $8,210 into 380,095 shares of the Company’s common stock.

On February 28, 2023, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $2,619 and $11,615 for the years ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $308,320 and accrued interest as of January 31, 2024 of $14,233 into 827,060 shares of the Company’s common stock.

On May 31, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was $5,606 and $16,547 for the years ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $412,533 and accrued interest as of January 31, 2024 of $22,152 into 4,346,855 shares of the Company’s common stock.

On June 30, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was $2,635 and $6,503 for the years ended November 30, 2024 and 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of $193,935 and accrued interest as of January 31, 2024 of $9,139 into 2,030,738 shares of the Company’s common stock.

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the year ended November 30, 2024 was $29,733. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share.

The outstanding balance due on the above notes to USMC was $618,000 and $1,525,676 at November 30, 2024 and 2023, respectively.

Lines of Credit – USMC

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 6) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of November 30, 2024, there have been $1,000,000 advances from USMC under the July 10, 2023 line of credit agreement. As of November 30, 2024, the accrued interest on the July 10, 2023 line of credit was $0. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share on the maturity date. As of November 30, 2024, there have been $898,449 total advances from USMC under the March 7, 2024 line of credit agreement. As of November 30, 2024, the accrued interest on the July 10, 2023 line of credit was $32,410. The line of credit was fully funded in January 2025.

USMC has advanced an additional $238,449 as of February 28, 2025. Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered into on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement is three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. Either party has the right to terminate the Supply Agreement for a material breach which is not cured within 90 days. For the years ended November 30, 2024 and 2023, the Company purchased $68,801 and $80,602, respectively, under the Supply Agreement.

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

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares will vest on April 6, 2023. This agreement was further amended and restated in June 2022, with the same option purchase, vesting and exercise schedule. The Company expensed $0 and $7,278,550 in stock-based compensation expense related to the issuance of the 116,000,000 options issued to USMC for the years ended November 30, 2024 and 2023, respectively.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the years ended November 30, 2024 and 2023, the Company paid $8,716 and $20,000, respectively, towards the outstanding balance of the note. The balance on the note was $0 and $8,716 as of November 30, 2024 and 2023, respectively. Total interest expense on the note was $198 and $899 for the years ended November 30, 2024 and 2023, respectively.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2024, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2024, the Company has debt in the amount of $28,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into the Barto Director Agreement (see Note 6) pursuant to which Mr. Barto agrees to devote as much time as is necessary to perform completely the duties as a director. Mr. Barto shall be notified within 30 days before the end of the twelve months whether his contract shall be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date of Mr. Barto being on the board. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2024, the Company has debt in the amount of $15,000 owed to Mr. Barto. Mr. Barto resigned as a director on February 5, 2025.

On June 9, 2023, the Company entered into an agreement with Karen Scrivener, an advisory board member, pursuant to which Dr. Scrivener will provide certain strategic advisory services to the Company. As compensation therefor, Dr. Scrivener was issued 100,000 shares of the Company’s common stock on June 9, 2023, at a fair value of $0.08 per share.

On February 16, 2024, the Company entered into a one-year consulting agreement with Magmatics, Inc. (“Magmatics”) pursuant to which Joe Thomas, an advisory board member, will assist in the design, production, testing, and certification of metakaolin and an HP-SCM. Magmatics was issued 300,000 shares of the Company’s common stock upon entering into the agreement and will be issued 16,667 shares of the Company’s common stock for each thirty-day period completed for eleven months and 16,663 shares of the Company’s common stock for the twelfth month. 450,003 shares have been issued as of November 30, 2024 under such agreement.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the lease for an additional two-year term effective November 1, 2022 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month. Effective November 1, 2024, the lease was amended to change the term to month-to-month at $1,500 per month. We no longer lease the additional 700 square feet. We are evaluating moving our offices to a nearby location in the current year.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of November 30, 2024 and 2023, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Four customers accounted for 100% of total revenue for the fiscal year ended November 30, 2024, as set forth below:

Customer A	55%
Customer B	31%
Customer C	12%
Customer D	2%

Four customers accounted for 99% of total revenue for the year ended November 30, 2023, as set forth below:

Customer A	45%
Customer B	21%
Customer C	17%
Customer D	16%

Accounts Receivable

The Company did not have any accounts receivable as of November 30, 2024 and November 30, 2023.

Vendors

One supplier, a related party, accounted for 100% of purchases as of November 30, 2024.

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

At November 30, 2024, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of $13,953,730 which are available to offset future taxable income. As a result of the Tax Cuts Job Act 2017, certain of these carry-forwards do not expire. The Company has not performed a formal analysis, but it believes its ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of November 30, 2024 and 2023 are summarized as follows:

	Year Ended November 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$3,890,939	$3,260,600
Total deferred tax assets	3,890,939	3,260,600
Valuation allowance	(3,890,939)	(3,260,600)
Net deferred tax assets	$-	$-

The Company records a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by management to be less likely than not. The valuation allowance increased $630,339 during the year ended November 30, 2024. The valuation allowance increased $333,390 during the year ended November 30, 2023.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended November 30, 2024 and 2023, is as follows:

	2024	2023
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(7)%	(7)%
Change in valuation allowance	19%	21%
Other	9%	7%
Effective tax rate	-%	-%

To date, the Company has not filed its 2024 federal and state corporate income tax returns. The Company expects to make these filings as soon as practicable.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after November 30, 2024 through the date the consolidated financial statements were available for issuance. During this period the Company did not have any material reportable subsequent events other than those reported below.

Brady Barto resigned as a director and a member of the Compensation Committee and Audit Committee of the Company on February 5, 2025

On December 20, 2024, January 21, 2025, and February 18, 2025, the Company issued 16,667, 16,667, and 16,663 shares of common stock, respectively, to a consultant for services provided to the Company.

On February 6, 2025, the board of directors approved repricing all options granted under the 2017 PureBase Corporation Stock Plan to an exercise price of $0.06 per share. There is no impact on the financial statements for the period ended November 30, 2024.

On February 6, 2025, the board of directors approved an option for 200,000 shares to the chief financial officer in accordance with his employment agreement.

On February 6, 2025, the board of directors approved two options for 100,000 shares each to an employee.

On February 20, 2025, the Company signed an amendment to the office lease effective November 1, 2024. The term is month-to-month at $1,500 per month. The Company no longer leases an additional 700 square feet.

