Form 10-Q
period 2025-02-28
PureBase Corp
filed 2025-04-14
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2025

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

As of April 14, 2025, there were 250,497,328 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2025	November 30, 2024
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$19,990	$28,100
Prepaid expenses and other assets	44,310	19,512
Total Current Assets	64,300	47,612

Property and equipment, net	747,619	749,437

Total Assets	$811,919	$797,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$144,346	$93,548
Interest payable, related party	96,426	74,673
Line of credit, related party	1,000,000	898,449
Advances, related party	238,449	-
Note payable, related party	31,000	31,000
Convertible notes payable, related parties	48,500	43,000
Total Current Liabilities	1,558,721	1,140,670

Interest payable, related party, net of current portion	42,093	29,733
Convertible notes payable; related party, net of current portion	618,000	618,000
Total Liabilities	2,218,814	1,788,403

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at February 28, 2025 and November 30, 2024	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 250,497,328 and 250,447,331 shares issued and outstanding, at February 28, 2025 and November 30, 2024, respectively	250,497	250,447
Additional paid in capital	63,003,819	62,966,722
Accumulated deficit	(64,661,211)	(64,208,523)
Total Stockholders’ Deficit	(1,406,895)	(991,354)

Total Liabilities and Stockholders’ Deficit	$811,919	$797,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	February 28, 2025	February 29, 2024

Revenue, net	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Operating expenses
Selling, general and administrative	385,069	453,565
Stock based compensation	33,147	8,191
Total operating expenses	418,216	461,756

Loss from operations	(418,216)	(461,756)

Other income (expense)
Interest expense related party	(34,472)	(29,216)
Total other income (expense), net	(34,472)	(29,216)

Net loss	$(452,688)	$(490,972)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding – basic and diluted	250,469,183	233,712,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2023 (audited)	-	$-	230,863,005	$230,863	$60,271,605	$(62,730,978)	$(2,228,510)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares for services	-	-	300,000	300	23,700	-	24,000

Convertible debt converted into common stock, related party	-	-	8,877,923	8,878	1,604,009	-	1,612,887

Net loss	-	-	-	-	-	(490,972)	(490,972)

Balance at February 29, 2024 (unaudited)	-	$-	240,040,928	$240,041	$61,903,505	$(63,221,950)	$(1,078,404)

Balance at November 30, 2024 (audited)	-	$-	250,447,331	$250,447	$62,966,722	$(64,208,523)	$(991,354)

Stock based compensation – options	-	-	-	-	33,147	-	33,147

Shares issued for services	-	-	49,997	50	3,950	-	4,000

Net loss	-	-	-	-	-	(452,688)	(452,688)

Balance February 28, 2025 (unaudited)	-	$-	250,497,328	$250,497	$63,003,819	$(64,661,211)	$(1,406,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28, 2025	February 29, 2024
Cash Flows From Operating Activities:
Net loss	$(452,688)	$(490,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	33,147	8,191
Stock issued for services	4,000	24,000
Non-cash director compensation	5,500	6,000
Depreciation	1,819	-
Right of use asset and liability, net	-	(80)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(24,798)	(11,258)
Accounts payable and accrued expenses	50,797	(136,311)
Settlement liability	-	(103,000)
Interest payable, related party	34,113	28,218
Net Cash Used In Operating Activities	(348,110)	(675,212)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related party	238,449	-
Advances from related party for convertible note	-	103,000
Proceeds from line of credit, related party	101,551	572,400
Net Cash Provided By Financing Activities	340,000	675,400

Net Increase (Decrease) In Cash and Cash Equivalents	(8,110)	188

Cash and Cash Equivalents - Beginning of Period	28,100	5,572

Cash and Cash Equivalents – End of Period	$19,990	$5,760

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash operating and financing activities:
Vendors paid on behalf of the Company by USMC	$103	$-
Convertible debt and accrued interest converted to common stock, related party	$-	$1,612,887
Director compensation - accrued as convertible debt converted to common stock	$5,500	$6,000

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2025, the Company had a significant accumulated deficit of $64,661,211 and a working capital deficit of $1,494,421. For the three months ended February 28, 2025, the Company had a loss from operations of $418,216 and negative cash flows from operations of $348,110. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2025. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded and plans to continue funding these losses primarily with additional infusions of cash from advances from USMC and the issuance of equity and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several other options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities to USMC and other third parties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with equity and debt financing, including funding from USMC in the form of advances, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

On March 7, 2024, the Company entered into a $1,000,000 line of credit agreement with USMC, pursuant to a grid note issued in connection with the line of credit. The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. The line of credit was fully funded in January 2025. Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined.

USMC has advanced an additional $406,449 to the Company as of April 14, 2025. Currently, there are no other arrangements or agreements for financing with USMC and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2024, in our Annual Report on Form 10-K filed with the SEC on February 28, 2025. The results of the three months ended February 28, 2025 (unaudited), are not necessarily indicative of the results to be expected for the full year ending November 30, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of February 28, 2025 and November 30, 2024.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, a credit loss is recorded for that doubtful account. As of February 28, 2025 and November 30, 2024, the Company had no accounts receivable.

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

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $547,907 in property and equipment that it acquired on May 1, 2020. As of February 28, 2025, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company has $202,809 in costs for its pilot plant which has begun manufacturing sample quantities of the Company’s SCM product for testing by third-parties. The Company has begun recording depreciation related to the pilot plant. The Company also has $61,750 in other fixed assets which are fully depreciated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three months ended February 28, 2025 and February 29, 2024.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general and administrative expenses for the three months ended February 28, 2025 and February 29, 2024.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred and such costs are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising and marketing expenses were $9,469 and $6,500 for the three months ended February 28, 2025 and February 29, 2024, respectively.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute all of the Company’s debt and interest payable on the notes based on the Company’s incremental borrowing rate.

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three months ended February 28, 2025 and February 29, 2024. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three months ended February 28, 2025 and February 29, 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	February 28, 2025	February 29, 2024
Convertible Notes	21,723,598	9,546,247
Stock Options	129,838,187	129,638,187
Total	151,561,785	139,184,434

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In accordance with ASC 842, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 7 – Leases for further discussion, including the impact in the accompanying consolidated financial statements and related disclosures. Effective November 1, 2024, the lease was amended to change the term to a month-to-month lease at $1,500 per month. The Company no longer leases the additional 700 square feet. ASC 842 is no longer applicable.

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

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of February 28, 2025, the Company was not engaged in any mine exploration.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	February 28, 2025	November 30, 2024

Furniture and equipment	$1,538	$1,538
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	202,809	202,809
Construction in process	547,907	547,907
	812,466	812,466
Less: accumulated depreciation	(64,847)	(63,029)
Property and equipment, net	$747,619	$749,437

There was $1,819 and $0 depreciation expense for the three months ended February 28, 2025 and February 29, 2024, respectively.

NOTE 6 – NOTES PAYABLE

A. Scott Dockter – Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 28, 2025 and February 29, 2024, the Company made no payments towards the outstanding balance of the note. Total interest expense on the note was $0 and $130 for the three months ended February 28, 2025 and February 29, 2024, respectively. The balance on the note was $0 as of February 28, 2025, and November 30, 2024, respectively. There was $42,263 and $42,263 of accrued interest as of February 28, 2025, and November 30, 2024, respectively.

Convertible Promissory Notes – USMC

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $3,999 for the three months ended February 29, 2024. On January 31, 2024, the principal of $470,862 and accrued interest through January 31, 2024 of $33,476 were converted into 1,293,175 shares of the Company’s common stock.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $1,189 for the three months ended February 29, 2024. On January 31, 2024, the principal of $140,027 and accrued interest through January 31, 2024 of $8,210 were converted into 380,095 shares of the Company’s common stock.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was and $2,619 for the three months ended February 29, 2024. On January 31, 2024, the principal of $308,320 and accrued interest through January 31, 2024 of $14,233 were converted into 827,060 shares of the Company’s common stock.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was $5,606 for the three months ended and February 29, 2024. On January 31, 2024, the principal of $412,533 and accrued interest through January 31, 2024 of $22,152 were converted into 4,346,855 shares of the Company’s common stock.

NOTE 6 – NOTES PAYABLE (CONTINUED)

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was $2,635 for the three months ended February 29, 2024. On January 31, 2024, the principal of $193,935 and accrued interest through January 31, 2024 of $9,139 were converted into 2,030,738 shares of the Company’s common stock.

February 8, 2024

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the three months ended February 28, 2025 and February 29, 2024 was $3,845 and $0, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share.

Lines of Credit –USMC

July 10, 2023

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provided for the issuance of up to an aggregate of $1,000,000 from USMC under an unsecured convertible grid promissory note (See Note 12) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of May 31, 2024, there had been $1,000,000 advances from USMC under the July 10, 2023 line of credit agreement. Total interest expense was $12,040 for the three months ended February 29, 2024. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

March 7, 2024

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of the date hereof, there have been $1,000,000 total advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense for the three months ended February 28, 2025 was $19,518.

NOTE 6 – NOTES PAYABLE (CONTINUED)

Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. USMC has advanced an additional $406,449 as of April 14, 2025. The Company had $1,420 in accrued interest as of February 28, 2025, based on an estimated interest rate of 8% per annum.

The Company issued a $31,000 promissory note to a related party on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. Total interest expense for the three months ended February 28, 2025 was $815.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500 to be paid in cash. Effective February 6 2025, Mr. Guzy’s monthly compensation was increased to $2,000 as Mr. Guzy is on both the audit committee and the compensation committee. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into the Company’s common stock at a price per share equal to the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2025, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective February 6, 2025, Dr. Kurtis’ monthly compensation was increased to $1,500 as Dr. Kurtis is on the compensation committee. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Dr. Kurtis converted $12,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2025, cash fees owed to Dr. Kurtis under the Kurtis Director Agreement were deferred and debt in the amount of $31,500 is owed to Dr. Kurtis.

On September 11, 2023, the Company entered into a twelve-month director agreement with Brady Barto (“the Barto Agreement”) pursuant to which Mr. Barto will serve as a director. Mr. Barto will be notified within 30 days before the end of the twelve months whether his contract will be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date Mr. Barto is on the board. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2025, cash fees owed to Mr. Barto under the Barto Director Agreement were deferred and debt in the amount of $17,000 is owed to Mr. Barto. Mr. Barto resigned as director on February 5, 2025.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Three Months Ended February 29, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$10,500
Short term lease cost	-
Sublease income	-
Net lease cost	$10,500

Operating lease – operating cash flows (fixed payments)	$10,500
Operating lease – operating cash flows (liability reduction)	$10,029
Non-current liabilities – right of use assets	$29,850
Current liabilities – operating lease liabilities	$30,851
Non-current liabilities – operating lease liabilities	$-

The Company had a month-to-month lease effective November 1, 2024.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts as of:

	February 28, 2025	November 30, 2024

Accounts payable	$108,107	$40,402
Accrued compensation	36,239	53,146
Accounts payable and accrued expenses	$144,346	$93,548

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company is leasing office space from USMC, which is owned by the Company’s majority stockholders and directors, A. Scott Dockter and John Bremer (See Note 12).

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believed Calvanico was owed nothing because it took the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by the Company and because Calvanico never exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023, teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief in support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19, 2023. Calvanico’s reply brief was filed on October 4, 2023. On February 6, 2024, the Company agreed to pay $618,000 in six equal monthly payments of $103,000 with the first payment made February 8, 2024. $618,000 in payments have been made as of February 28, 2025.

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

On February 23, 2024, the board of directors authorized the immediate issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement. 500,000 shares of common stock have been issued as of February 28, 2025.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved ten million shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of February 28, 2025, options to purchase an aggregate of 4,668,787 shares of common stock are outstanding under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment agreements with certain employees prior to the adoption of the Option Plan.

On December 13, 2023, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.09 per share and a fair value of $16,762. This option vests in one year. The option was valued using the Black-Scholes option pricing model under the assumption in the table below.

On February 6, 2025, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.06 per share and a fair value of $15,886. This option vests in one year. The option was valued using the Black-Scholes option pricing model under the assumption in the table below.

On February 6, 2025, the Company granted an employee two options to purchase 100,000 shares for each option of the Company’s common stock at an exercise price of $0.06 per share and a fair value of $7,943 for each option. These options vest in one year. The option was valued using the Black-Scholes option pricing model under the assumption as found in the table below.

On February 6, 2025, the Company repriced all options outstanding under the 2017 Purebase Corporation Stock Option Plan from exercise prices ranging from $0.09 to $0.36 per share to an exercise price of $0.06 per share. A fair value of $30,499 was recorded for the repricing. All vested options under the 2017 Purebase Corporation Stock Option Plan at February 6, 2025 had their exercise period extended until February 6, 2030.

Grant Date	Number of Options	Stock Price	Exercise Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
12/13/2023	200,000	$0.09	$0.09	206.88%	4.18%	0.00%	3.00 years	$16,762
02/06/2025	200,000	$0.081	$0.06	240.81%	4.23%	0.00%	3.50 years	$15,886
02/06/2025	100,000	$0.081	$0.06	240.81%	4.23%	0.00%	3.50 years	$7,943
02/06/2025	100,000	$0.081	$0.06	240.81%	4.23%	0.00%	3.50 years	$7,943

The Company granted options to purchase an aggregate of 400,000 shares of common stock during the three months ended February 28, 2025, and granted an option to purchase 200,000 shares of common stock during the three months ended February 29, 2024.

The weighted average grant date fair value of options granted and vested during the three months ended February 28, 2025 was $11,315. The weighted average grant date fair value of options granted and vested during the three months ended February 29, 2024 was $0.

Compensation based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at November 30, 2023	129,438,187	$0.53
Granted	200,000	$0.09
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 29, 2024	129,638,187	$0.53

Outstanding at November 30, 2024	129,438,187	$0.53
Granted	400,000	$0.06
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 28, 2025	129,838,187	$0.52

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 28, 2025:

		Weighted-	Weighted-
		Average	Average
Exercise	Outstanding	Remaining Life	Exercise	Number
Price	Options	In Years	Price	Exercisable

$0.06	4,668,787	5.03	$0.06	4,268,787
$0.38	116,000,000	3.59	$0.38	116,000,000
$2.50	8,669,400	2.26	$2.50	8,669,400
$3.00	500,000	1.00	$3.00	500,000
	129,838,187	3.54	$0.52	129,438,187

The compensation expense attributed to the issuance of the options is recognized as vested options.

The stock options granted are exercisable over various terms from three to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $33,147 and $8,191 for the three months ended February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025, there was $29,124 compensation cost related to non-vested stock options.

As of February 28, 2025, the aggregate intrinsic value of the total outstanding and exercisable options was $0, which was based on an estimated fair value of the Company’s common stock of $0.085 as of such date and which represents the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and a company 25% owned by A. Scott Dockter, our President and Chief Executive Officer, and a director, 25% owned by John Bremer, a director, and 50% owned by Craig Barto, father of Brady Barto, a former director of the Company, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. No services were rendered by USMC for the three months ended February 28, 2025 and February 29, 2024., respectively. For the three months ended February 28, 2025 and February 29, 2024, the Company made no purchases from USMC under the mining agreement.

During the three months ended February 28, 2025 and February 29, 2024, USMC paid $103 and $0, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of convertible notes payable of $0 and $103,000, respectively, and lines of credit of $101,551 and $572,400, respectively. In addition, USMC advanced the Company $238,449 during the three months ended February 28, 2025 for which there currently is no agreement.

USMC Notes

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the three months ended February 28, 2025 and February 29, 2024 was $16,480 and $458, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share.

The outstanding balance due on the above notes to USMC was $618,000 at February 28, 2025 and November 30, 2024.

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

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share on the maturity date. As of February 28, 2025, there have been total advances of $1,000,000 from USMC under the March 7, 2024 line of credit agreement. As of February 28, 2025, the accrued interest on the March 7, 2024 line of credit was $51,928. The line of credit was fully funded in January 2025.

USMC has advanced an additional $406,449 to the Company as of April 14, 2025. Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. There was $1,420 in accrued interest as of February 28, 2025, based on an estimated interest rate of 8% per annum.

A related party advanced the Company $31,000 on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. Total interest expense for the three months ended February 28, 2025 was $815.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement was three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. For the three months ended February 28, 2025 and February 29, 2024, the Company made no purchases under the Supply Agreement.

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

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 28, 2025 and 2024, the Company made no payments towards the outstanding balance of the note. Total interest expense on the note was $0 and $130 for the three months ended February 28, 2025 and February 29, 2024, respectively. The balance on the note was $0 as of February 28, 2025, and November 30, 2024, respectively. There was $42,263 of accrued interest as of February 28, 2025, and November 30, 2024.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500 to be paid in cash. Effective February 6, 2025, Mr. Guzy’s monthly compensation was increased to $2,000 as Mr. Guzy is on both the audit committee and the compensation committee. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2025, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective February 6 2025, Dr. Kurtis’ monthly compensation was increased to $1,500 as Dr. Kurtis is on the compensation committee. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15 per share. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2025, the Company has debt in the amount of $31,500 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into the Barto Agreement (see Note 6) pursuant to which Mr. Barto agreed to devote as much time as is necessary to perform completely the duties as a director. Mr. Barto was to be notified within 30 days before the end of the twelve months whether his contract would be renewed under the same terms of compensation. As compensation therefor, Mr. Barto was entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date of Mr. Barto being on the board. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15 per share. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2025, the Company has debt in the amount of $17,000 owed to Mr. Barto. Mr. Barto resigned as director on February 5, 2025.

On February 16, 2024, the Company entered into a one-year consulting agreement with Magmatics, Inc. (“Magmatics”) pursuant to which Joe Thomas, an advisory board member, will assist in the design, production, testing, and certification of metakaolin and an HP-SCM. Magmatics was issued 300,000 shares of the Company’s common stock upon entering into the agreement and will be issued 16,667 shares of the Company’s common stock for each thirty-day period completed for eleven months and 16,663 shares of the Company’s common stock for the twelfth month. 500,000 shares have been issued as of February 28, 2025 under such agreement.

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

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of February 28, 2025 and November 30, 2024, the Company had no deposits over the FDIC insured limit.

Revenues

The Company had no revenues for the three months ended February 28, 2025 and February 29, 2024.

Accounts Receivable

The Company had no accounts receivable at February 28, 2025 and February 29, 2024.

Vendors

The Company had no purchases for the three months ended February 28, 2025 and February 29, 2024.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after February 28, 2025 through the date the condensed consolidated financial statements were filed. During this period the Company did not have any material reportable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Results of Operations

Comparison of the Three Months Ended February 28, 2025 to the Three Months Ended February 29, 2024

	February 28, 2025	February 29, 2024	Variance
Revenue, net	$-	$-	$-
Cost of goods sold	-	-	-
Operating income	-	-	-

Operating Expenses:
Selling, general and administrative	385,069	453,565	(68,496)
Stock based compensation	33,147	8,191	24,956
Total operating expenses	418,216	461,756	(43,540)
Loss from operations	(418,216)	(461,756)	(43,540)
Interest expense, related parties	(34,472)	(29,216)	(5,256)
Loss before provision for income taxes	(452,688)	(490,972)	38,284
Provision for income tases	-	-	-
Net Loss	$(452,688)	$(490,972)	$38,284

Revenues

There was no revenue in the three months ended February 28, 2025 and February 29, 2024. Customer purchases of agricultural products is seasonal and usually does not begin until the Company’s second quarter.

Cost of Goods Sold

There was no cost of goods sold for the three months ended February 28, 2025 and February 29, 2024 as there was no revenue during those periods.

Operating Expenses

Total operating expenses decreased by $43,540, or 9%, for the three months ended February 28, 2025, as compared to the three months ended February 29, 2024. The decrease in operating expenses was primarily due to a decrease in selling and general and administrative expenses of $68,703 for the three months ended February 28, 2025, as compared to the three months ended February 29, 2024, primarily due to a decrease in professional services, offset by an increase in wages and related expenses and stock-based compensation.

Interest Expense, Related Parties

Interest expense increased by $5,256 for the three months ended February 28, 2025, as compared to the three months ended February 29, 2024, primarily due to increased borrowings on the lines of credit, advances from USMC, and a new convertible note payable, partially offset by conversion of five notes payable to common stock in January 2024.

Liquidity and Capital Resources

As of February 28, 2025, we had cash on hand of $19,990 and a working capital deficiency of $1,494,421, as compared to cash on hand of $28,100 and a working capital deficiency of $1,093,058 as of November 30, 2024. The increase in working capital deficiency is primarily a result of an increase in advances from USMC of $238,449, an increase in the line of credit with USMC of $101,551, an increase of accounts payable and accrued expenses of $50,798, an increase in interest payable related parties of $21,753, an increase in convertible notes payable related parties of $5,500, a decrease in cash of $8,110, offset by an increase in prepaid expenses of $24,798.

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

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through February 28, 2025 of $64,661,211, negative cash flows from operating activities of $348,110 for the three months ended February 28, 2025 and a working capital deficiency of $1,494,421 as of February 28, 2025. During the three months ended February 28, 2025, the Company received net cash proceeds of $340,000 from USMC through a line of credit and additional advances. If the Company does not generate additional revenue and obtain equity and debt financing from USMC or other third parties, it will not have sufficient cash to meet its obligations for the next nine months, following the date of this Quarterly Report on Form 10-Q. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	February 28, 2025	November 30, 2024
Current assets	$64,300	$47,612
Current liabilities	1,558,721	1,140,670
Working capital deficiency	$(1,494,421)	$(1,093,058)

The increase in current assets as of February 28, 2025, is primarily due to the increase in prepaid expenses of $24,798, offset by a decrease in cash of $8,110. The increase in current liabilities is primarily a result of an increase in advances from USMC of $238,449, an increase in the line of credit with USMC of $101,551, an increase of accounts payable and accrued expenses of $50,798, an increase in interest payable related parties of $21,753, and an increase in convertible notes payable related parties of $5,500.

Cash Flows

	Three Months Ended
	February 28, 2025	February 29, 2024
Net cash used in operating activities	$(348,110)	$(675,212)
Net cash used in investing activities	-	-
Net cash provided by financing activities	340,000	675,400
Increase in cash	$8,110	$188

Operating Activities

Net cash used in operating activities was $348,110 for the three months ended February 28, 2025, primarily due to a net loss of $452,688 and an increase in prepaid expenses and other current assets of $24,798, partially offset by an increase in accounts payable and accrued expenses of $50,797, an increase in interest payable related parties of $34,113, an increase in stock-based compensation of $33,147, an increase in non-cash board of directors compensation of $5,500, an increase in common stock issued for services of $4,000, and an increase in depreciation of $1,819. Net cash used in operating activities was $675,212 for the three months ended February 29, 2024, due to a net loss of $490,972, a decrease in accounts payable and accrued expenses of $136,311, a decrease in settlement liability of $103,000, a decrease in prepaid expenses and other current assets of $11,258, and a decrease in right of use asset and liability of $80, offset by an increase in interest payable related parties of $28,218, an increase in common stock issued for services of $24,000,an increase in stock-based compensation of $8,191, and an increase in non-cash board of directors compensation of $6,000.

Investing Activities

There were no investing activities in the three months ended February 28, 2025 and February 29, 2024.

Financing Activities

For the three months ended February 28, 2025, net cash provided by financing activities was $340,000, consisting of advances from USMC of $238,449 and increases in the line of credit from USMC of $101,551. For the three months ended February 29, 2024, net cash provided by financing activities was $675,400, consisting advances in the line of credit from USMC of $572,400 and advances from USMC on a convertible note of $103,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, as filed with the SEC on February 28, 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of February 28, 2025 due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:

●	Continue to establish appropriate segregation of duties to achieve internal control objectives; and
●	Continue to develop risk assessment policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2025, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer
(Principal Executive Officer)

Date:	April 14, 2025

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 14, 2025

