Form 10-Q
period 2025-05-31
Purebase Corp
filed 2025-07-15
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-55517

PUREBASE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-2060863
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

14110 Ridge Road Sutter Creek, California	95685
(Address of principal executive offices)	(Zip Code)

(209) 274-9143

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of July 14, 2025, there were 277,968,151 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBSIDIARIES

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2025	November 30, 2024
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$500	$28,100
Accounts receivable, net	49,140	-
Prepaid expenses and other assets	40,736	19,512
Right of use asset	15,807	-
Total Current Assets	106,183	47,612

Property and equipment, net	745,800	749,437

Total Assets	$851,983	$797,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$249,622	$93,548
Interest payable, related party	121,519	74,673
Line of credit, related party	1,000,000	898,449
Advances, related party	481,449	-
Note payable, related party	31,000	31,000
Lease liability	15,859	-
Convertible notes payable, related parties	53,000	43,000
Total Current Liabilities	1,952,449	1,140,670

Interest payable, related party, net of current portion	53,079	29,733
Convertible notes payable; related party, net of current portion	618,000	618,000
Total Liabilities	2,623,528	1,788,403

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at May 31, 2025 and November 30, 2024	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 250,497,328 and 250,447,331 shares issued and outstanding at May 31, 2025 and November 30, 2024, respectively	250,497	250,447
Additional paid in capital	63,014,740	62,966,722
Accumulated deficit	(65,036,782)	(64,208,523)
Total Stockholders’ Deficit	(1,771,545)	(991,354)

Total Liabilities and Stockholders’ Deficit	$851,983	$797,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2025	2024	2025	2024

Revenue, net	$198,621	$105,722	$198,621	$105,722
Cost of goods sold	52,743	33,075	52,743	33,075
Gross margin	145,878	72,647	145,878	72,647

Operating expenses
Selling, general and administrative	471,640	388,197	856,709	841,762
Stock based compensation	10,921	4,191	44,068	12,382
Total operating expenses	482,561	392,388	900,777	854,144

Loss from operations	(336,683)	(319,741)	(754,899)	(781,497)

Other income (expense)
Interest expense related party	(36,488)	(18,749)	(70,960)	(47,965)
Total other income (expense), net	(36,488)	(18,749)	(70,960)	(47,965)

Loss before provision for income taxes	(373,171)	(338,490)	(825,859)	(829,462)
Provision for income taxes	2,400	2,400	2,400	2,400
Net loss	$(375,571)	$(340,890)	$(828,259)	$(831,862)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	250,497,328	246,863,650	250,483,410	240,323,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2023 (audited)	-	$-	230,863,005	$230,863	$60,271,605	$(62,730,978)	$(2,228,510)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares for services	-	-	300,000	300	23,700	-	24,000

Convertible debt converted into common stock, related party	-	-	8,877,923	8,878	1,604,009	-	1,612,887

Net loss	-	-	-	-	-	(490,972)	(490,972)

Balance at February 29, 2024 (unaudited)	-	$-	240,040,928	$240,041	$61,903,505	$(63,221,950)	$(1,078,404)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares issued for services	-	-	50,001	50	3,950	-	4,000

Convertible debt converted into common stock, related party	-	-	10,256,400	10,256	1,015,384	-	1,025,640

Net loss	-	-	-	-	-	(340,890)	(340,890)

Balance at May 31, 2024 (unaudited)	-	$-	250,347,329	$250,347	$62,927,030	$(63,562,840)	$(385,463)

Balance at November 30, 2024 (audited)	-	$-	250,447,331	$250,447	$62,966,722	$(64,208,523)	$(991,354)

Stock based compensation – options	-	-	-	-	33,147	-	33,147

Shares issued for services	-	-	49,997	50	3,950	-	4,000

Net loss	-	-	-	-	-	(452,688)	(452,688)

Balance at February 28, 2025 (unaudited)	-	$-	250,497,328	$250,497	$63,003,819	$(64,661,211)	$(1,406,895)

Stock based compensation - options	-	-	-	-	10,921	-	10,921

Net loss	-	-	-	-	-	(375,571)	(375,571)

Balance at May 31, 2025 (unaudited)	-	$-	250,497,328	$250,497	$63,014,740	$(65,036,782)	$(1,771,545)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31, 2025	May 31, 2024
Cash Flows From Operating Activities:
Net loss	$(828,259)	$(831,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	44,068	12,382
Stock issued for services	4,000	28,000
Director compensation accrued as convertible debt	10,000	12,000
Depreciation	3,637	-
Right of use asset and liability, net	52	(285)
Changes in operating assets and liabilities:
Accounts receivable	(49,140)	(50,034)
Prepaid expenses and other assets	(21,224)	(1,346)
Accounts payable and accrued expenses	156,074	(223,116)
Settlement liability	-	(412,000)
Interest payable, related party	70,192	6,729
Net Cash Used In Operating Activities	(610,600)	(1,459,532)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related party	481,449	-
Advances from related party for convertible note	-	412,000
Proceeds from line of credit, related party	101,551	1,095,400
Payments on note payable to officer	-	(7,500)
Net Cash Provided By Financing Activities	583,000	1,499,900

Net Increase (Decrease) In Cash and Cash Equivalents	(27,600)	40,368

Cash and Cash Equivalents - Beginning of Period	28,100	5,572

Cash and Cash Equivalents – End of Period	$500	$45,940

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$2,400	$2,400

Noncash operating and financing activities:
expenses paid on behalf of the Company by USMC	$103	$7,699
Convertible debt and accrued interest converted to common stock, related party	$-	$2,638,527
Director compensation - accrued as convertible debt converted to common stock	$10,000	$12,000

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

The Company’s headquarters is in Sutter Creek, California.

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

The Company utilizes the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial minerals. John Bremer, a director, is also an officer, director, and partial owner of USMC. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by US Mine, LLC. John Bremer, a director, is also a partial owner of US Mine, LLC.

On June 18, 2025, the Company entered into a master agreement (the “Master Agreement”) with USMC, US Copper LLC, a Nevada limited liability company (“US Copper LLC”), and US Mine LLC, a California limited liability company (“US Mine LLC” and, together with USMC and US Copper LLC, the “US Mine Entities”), pursuant to which mining rights US Mine LLC granted to us to purchase up to 100,000,000 tons of metakaolin supplementary cementitious materials from properties owned by US Mine LLC and US Mine LLC’s stock option to purchase up to 116,000,000 shares of our common stock at an exercise price of $0.38 per share which were granted pursuant to our Materials Extraction Agreement with US Mine LLC, dated May 27, 2021, as amended on October 6, 2021, and further amended on November 1, 2023, were cancelled. The Master Agreement also provides for a six-month option to purchase certain mining equipment from USMC, at fair market value. The Company currently intends to negotiate a new agreement with USMC to purchase metakaolin supplementary cementitious materials.

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

Concurrently with the execution of the Master Agreement, A. Scott Dockter, our Chief Executive Officer, and Teresa Dockter, Mr. Dockter’s spouse, entered into a master agreement (the “Dockter Master Agreement”) with the US Mine Entities, pursuant to which: Mr. Dockter agreed to purchase 122,945,823 shares of the Company’s common stock from USMC for an aggregate purchase price of $14,555,665.84, plus interest, compounded monthly, at an annual rate of 10%, in a closing to occur within one year upon the terms and conditions set forth in a common stock purchase agreement between Mr. Dockter and USMC, dated as of June 18, 2025.

The US Mine Entities also repurchased from Mr. Dockter all of the equity interests Mr. Dockter held in the US Mine Entities, Mr. Dockter and Ms. Dockter each resigned from all positions they held with the US Mine Entities and at any of their subsidiaries, and Mr. Dockter and Ms. Dockter provided the US Mine Entities with a general release and agreed to indemnify the US Mine Entities and certain related parties against third party claims.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of May 31, 2025, the Company had a significant accumulated deficit of $65,036,782 and a working capital deficit of $1,846,266. For the six months ended May 31, 2025, the Company had a loss from operations of $754,899 and negative cash flows from operations of $610,600. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses at least into its third quarter of 2025 as it executes its development plans for 2025. In addition, the Company has had and expects to have negative cash flows from operations, at least into its third quarter of 2025. The Company has previously funded these losses primarily with additional infusions of cash from advances from USMC and the issuance of equity and convertible notes. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several other options to meet its short-term cash requirements, including bridge loans and issuances of equity securities or equity-linked securities to third parties. The Company will no longer be funded by infusions of cash from advances from USMC.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with bridge loans and equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

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

USMC has advanced an additional $481,449 to the Company as of May 31, 2025. Currently, there are no other arrangements or agreements for financing with USMC and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2024, in our Annual Report on Form 10-K filed with the SEC on February 28, 2025. The results of the six months ended May 31, 2025 (unaudited), are not necessarily indicative of the results to be expected for the full year ending November 30, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of May 31, 2025 and November 30, 2024.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, a credit loss is recorded for that doubtful account. As of May 31, 2025, the Company has determined that no allowance for credit losses was necessary. As of November 30, 2024, the Company had no accounts receivable.

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

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $547,907 in property and equipment that it acquired on May 1, 2020. As of May 31, 2025, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company has $202,809 in costs for its pilot plant which has begun manufacturing sample quantities of the Company’s SCM product for testing by third-parties. The Company has begun recording depreciation related to the pilot plant. The Company also has $60,213 in other fixed assets which are fully depreciated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and six months ended May 31, 2025 and 2024.

Shipping and Handling

The Company occasionally incurred shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general and administrative expenses for the three and six months ended May 31, 2025 and 2024.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred and such costs are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising and marketing expenses were $10,807 and $7,950 for the three months ended May 31, 2025 and 2024, respectively. Advertising and marketing expenses were $20,276 and $14,450 for the six months ended May 31, 2025 and 2024, respectively.

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three and six months ended May 31, 2025 and 2024. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three and six months ended May 31, 2025 and 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	May 31, 2025	May 31, 2024
Convertible Notes	27,483,685	11,020,992
Stock Options	130,234,907	129,438,187
Total	157,718,592	140,459,179

	Six Months Ended,
	May 31, 2025	May 31, 2024
Convertible Notes	27,483,685	11,020,992
Stock Options	130,234,907	129,438,187
Total	157,718,592	140,459,179

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company leases its corporate offices. All of the leases are classified as operating leases. The Company is a party to a two-year lease, with USMC, a related party, for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 12). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month. Effective November 1, 2024, the lease was amended to change the term to month-to-month at $1,500 per month. The Company no longer leases the additional 700 square feet. In May 2025, we moved our corporate offices to Sutter Creek, California. We lease from our Chief Executive Officer for $1,500 per month. The lease expires in April 2026. The Company plans to extend the lease upon expiration of the initial term and therefore did not elect to apply the exemption clause for short-term leases.

In accordance with ASC 842, the Company recognized a ROU asset and corresponding lease liability on the consolidated balance sheet for long-term office leases. See Note 7 – Leases for further discussion, including the impact in the accompanying consolidated financial statements and related disclosures

Income Taxes

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

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of May 31, 2025, the Company was not engaged in any mine exploration.

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

NOTE 4 – MINING RIGHTS

Snow White Mine located in San Bernardino County, CA – Deposit

On November 28, 2014, US Mining and Minerals Corporation entered into a Purchase Agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. On December 1, 2014, USMC assigned its rights and obligations under the Purchase Agreement to the Company pursuant to an Assignment of Purchase Agreement. As a result of the Assignment, the Company assumed the purchaser position under the Purchase Agreement. The Purchase Agreement provides for the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and Bureau of Land Management. An initial deposit of $50,000 was paid to the Company and held in escrow and the Purchase Agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to the closing of the sale from US Mining and Minerals Corporation to the Company. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property interest and mining claims on or about October 15, 2015. Mr. Bremer agreed to transfer title to the Company upon payment of $575,000 plus expenses to Mr. Bremer, however, the Company is under no obligation to do so. The mining claims required a minimum royalty payment of $3,500 per year to be made by the Company, which were paid by USMC on behalf of the Company.

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

On June 18, 2025, the Company and the Bremer Family 1995 Living Trust, a trust for which John Bremer, a member of our board of directors is trustee (the “Bremer Trust”), executed a rescission of the Purchase and Sale Agreement, dated April 1, 2020, between the Company and the Bremer Trust, for the purchase of approximately 280 acres of mining property containing five placer mining claims known as the “Snow White Mine,” located near Barstow, California in San Bernardino County.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	May 31, 2025	November 30, 2024

Furniture and equipment	$1,538	$1,538
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	202,809	202,809
Construction in process	547,907	547,907
	812,466	812,466
Less: accumulated depreciation	(66,666)	(63,029)
Property and equipment, net	$745,800	$749,437

There was $1,818 and $0 depreciation expense for the three months ended May 31, 2025 and 2024, respectively. There was $3,637 and $0 depreciation expense for the six months ended May 31, 2025 and 2024, respectively.

NOTE 6 – NOTES PAYABLE

A. Scott Dockter – Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2025 and 2024, the Company made no payments towards the outstanding balance of the note. Total interest expense on the note was $0 and $182 for the six months ended May 31, 2025 and 2024, respectively. The balance on the note was $0 as of May 31, 2025, and November 30, 2024. There was $42,263 and $42,263 of accrued interest as of May 31, 2025, and November 30, 2024, respectively.

Convertible Promissory Notes – USMC

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. There was no interest expense on Tranche #7 for the three months ended May 31, 2024. Total interest expense on Tranche #7 was $3,999 for the six months ended May 31, 2024. On January 31, 2024, the principal of $470,862 and accrued interest through January 31, 2024 of $33,476 were converted into 1,293,175 shares of the Company’s common stock.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. There was no interest expense on Tranche #8 for the three months ended May 31, 2024. There was $1,189 interest expense on Tranche #8 for the six months ended May 31, 2024. On January 31, 2024, the principal of $140,027 and accrued interest through January 31, 2024 of $8,210 were converted into 380,095 shares of the Company’s common stock.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. There was no interest expense on Tranche #9 for the three months ended May 31, 2024. There was $2,619 interest expense on Tranche #9 for the six months ended May 31, 2024. On January 31, 2024, the principal of $308,320 and accrued interest through January 31, 2024 of $14,233 were converted into 827,060 shares of the Company’s common stock.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. There was no interest expense on Tranche #10 for the three months ended May 31, 2024. There was $5,606 interest expense on Tranche #10 for the six months ended May 31, 2024. On January 31, 2024, the principal of $412,533 and accrued interest through January 31, 2024 of $22,152 were converted into 4,346,855 shares of the Company’s common stock.

NOTE 6 – NOTES PAYABLE (CONTINUED)

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. There was no interest expense on Tranche #11 for the three months ended May 31, 2024. There was $2,635 interest expense on Tranche #11 for the six months ended May 31, 2024. On January 31, 2024, the principal of $193,935 and accrued interest through January 31, 2024 of $9,139 were converted into 2,030,738 shares of the Company’s common stock.

February 8, 2024

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the three months ended May 31, 2025 and 2024 was $12,635 and $6,226, respectively. Total interest expense for the six months ended May 31, 2025 and 2024 was $24,995 and $6,226, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $618,000 and accrued interest through June 16, 2025 of $56,925 were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share.

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

March 7, 2024

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of May 31, 2025, there have been $1,000,000 total advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense was $20,444 and $4,282 for the three months ended May 31, 2025 and 2024, respectively. Total interest expense was $39,963 and $4,282 for the six months ended May 31, 2025 and 2024, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $1,000,000 and accrued interest through June 16, 2025 of $75,928 were converted into 13,449,106 shares of the Company’s common stock at a conversion price of $0.08 per share.

NOTE 6 – NOTES PAYABLE (CONTINUED)

Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. USMC has advanced an additional $481,449 as of May 31, 2025. The Company had $9,219 in accrued interest as of May 31, 2025, based on an estimated interest rate of 8% per annum. On June 16, 2025, principal of $416,449 and accrued interest through June 16, 2025 of $10,360 were converted into 5,335,107 shares of the Company’s common stock at a conversion price of $0.08 per share. Advances of $65,000 were not converted into shares of common stock.

The Company issued a $31,000 promissory note to a related party on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. Total interest expense for the three and six months ended May 31, 2025 was $626 and $1,441, respectively.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500 to be paid in cash. Effective February 6 2025, Mr. Guzy’s monthly compensation was increased to $2,000 as Mr. Guzy is on both the audit committee and the compensation committee. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into the Company’s common stock at a price per share equal to the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2025, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective February 6, 2025, Dr. Kurtis’ monthly compensation was increased to $1,500 as Dr. Kurtis is on the compensation committee. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Dr. Kurtis converted $12,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2025, cash fees owed to Dr. Kurtis under the Kurtis Director Agreement were deferred and debt in the amount of $36,000 is owed to Dr. Kurtis.

On September 11, 2023, the Company entered into a twelve-month director agreement with Brady Barto (“the Barto Agreement”) pursuant to which Mr. Barto will serve as a director. Mr. Barto will be notified within 30 days before the end of the twelve months whether his contract will be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date Mr. Barto is on the board. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2025, cash fees owed to Mr. Barto under the Barto Director Agreement were deferred and debt in the amount of $17,000 is owed to Mr. Barto. Mr. Barto resigned as a director on February 5, 2025.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Six Months Ended May 31, 2025
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,500
Short term lease cost	-
Sublease income	-
Net lease cost	$1,500

Operating lease – operating cash flows (fixed payments)	$1,500
Operating lease – operating cash flows (liability reduction)	$1,385
Current leases – right of use assets	$15,807
Current liabilities – operating lease liabilities	$15,859
Non-current liabilities – operating lease liabilities	$-

Six Months Ended May 31, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$21,000
Short term lease cost	-
Sublease income	-
Net lease cost	$21,000

Operating lease – operating cash flows (fixed payments)	$21,000
Operating lease – operating cash flows (liability reduction)	$20,529
Current leases – right of use assets	$19,900
Current liabilities – operating lease liabilities	$20,696
Non-current liabilities – operating lease liabilities	$-

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts as of:

	May 31, 2025	November 30, 2024

Accounts payable	$198,937	$40,402
Accrued compensation	31,684	53,146
Other accrued expenses	19,001	-
Accounts payable and accrued expenses	$249,622	$93,548

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company leased office space from USMC, which, as of May 31, 2025, was 25% owned by A. Scott Dockter, our President, Chief Executive Officer and Director, 25% owned by John Bremer, a Director, and 50% owned by Craig Barto, father of Brady Barto, a former Director of the Company (See Note 12). On May 8, 2025, the Company moved to office space in Sutter Creek, California owned by our Chief Executive Officer for $1,500 per month. The lease expires in April 2026. The Company plans to extend the lease upon expiration of the initial term.

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters

On July 8, 2020, the Company’s former Chief Financial Officer, Al Calvanico (“Calvanico”), filed a demand for arbitration alleging retaliation, wrongful termination, and demand for a minimum of $600,000 in alleged stock value, plus interest, recovery of past and future wages, attorneys’ fees, and punitive damages (collectively, the “Calvanico Claims”). The Company denied all Calvanico Claims. The Company believed Calvanico was owed nothing because it took the position that Calvanico was not terminated, but rather, his employment contract expired on September 21, 2019, in accordance with its terms, and was not renewed by the Company and because Calvanico never exercised his stock options. The Company and Calvanico engaged in binding arbitration which concluded on February 3, 2023. On June 20, 2023, the arbitrator decided in favor of the Company with respect to Calvanico’s breach of contract, fraud and negligent representation and wrongful discharge claims and in favor of Calvanico for asserted attorney fee claims in accordance with Calvanico’s employment agreement with the Company. At a July 18, 2023, teleconference regarding a determination of attorney fees to be paid, the arbitrator established a briefing schedule for the parties to formally present their legal arguments on the issue. Calvanico’s brief in support of attorney fees was due and timely filed on August 15, 2023. The Company’s brief in opposition was due and timely filed on September 19, 2023. Calvanico’s reply brief was filed on October 4, 2023. On February 6, 2024, the Company agreed to pay $618,000 in six equal monthly payments of $103,000 with the first payment made February 8, 2024. $618,000 in payments have been made as of August 1, 2024.

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

On February 23, 2024, the board of directors authorized the immediate issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement. 500,000 shares of common stock have been issued pursuant to the agreement, of which 49,997 shares were issued during the six months ended May 31, 2025.

On March 31, 2024, the Company issued 10,256,400 shares of common stock to USMC in exchange for $1,000,000 of the July 10, 2023 line of credit and $25,640 in interest accrued through March 31, 2024.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved ten million shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of May 31, 2025, options to purchase an aggregate of 5,065,507 shares of common stock are outstanding under the Option Plan.

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

On May 1, 2025, the Company granted five employees options to purchase a total of 346,720 shares of the Company’s common stock at an exercise price of $0.08 per share and a total fair value of $31,246. These options vest in one year. The options were valued using the Black-Scholes option pricing model under the assumptions as found in the table below.

On May 5, 2025, the Company granted an employee an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.08 per share and a fair value of $4,500. This option vests in one year. The option was valued using the Black-Scholes option pricing model under the assumption as found in the table below.

Grant Date	Number of Options	Stock Price	Exercise Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
12/13/2023	200,000	$0.09	$0.09	206.88%	4.18%	0.00%	3.00 years	$16,762
02/06/2025	200,000	$0.081	$0.06	240.81%	4.23%	0.00%	3.50 years	$15,886
02/06/2025	100,000	$0.081	$0.06	240.81%	4.23%	0.00%	3.50 years	$7,943
02/06/2025	100,000	$0.081	$0.06	240.81%	4.23%	0.00%	3.50 years	$7,943
05/01/2025	346,720	$0.09	$0.08	427.61%	3.69%	0.00%	3.50 years	$31,246
05/05/2025	50,000	$0.09	$0.08	427.61%	3.78%	0.00%	3.50 years	$4,500

The Company granted options to purchase an aggregate of 796,720 shares of common stock during the six months ended May 31, 2025, and granted an option to purchase 200,000 shares of common stock during the six months ended May 31, 2024.

The weighted average grant date fair value of options granted and vested during the six months ended May 31, 2025 was $10,183. The weighted average grant date fair value of options granted and vested during the six months ended May 31, 2024 was $0.

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

Compensation based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at November 30, 2023	129,438,187	$0.53
Granted	200,000	$0.09
Exercised	-	-
Expired or cancelled	(200,000)	0.099
Outstanding at May 31, 2024	129,438,187	$0.53

Outstanding at November 30, 2024	129,438,187	$0.53
Granted	796,720	$0.07
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2025	130,234,907	$0.52

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at May 31, 2025:

		Weighted-	Weighted-
		Average	Average
Exercise	Outstanding	Remaining Life	Exercise	Number
Price	Options	In Years	Price	Exercisable

$0.06	4,668,787	4.69	$0.06	4,268,787
$0.08	396,720	5.92	$0.08	-
$0.38	116,000,000	3.34	$0.38	116,000,000
$2.50	8,669,400	2.01	$2.50	8,669,400
$3.00	500,000	0.75	$3.00	500,000
	130,234,907	3.30	$0.52	129,438,187

The compensation expense attributed to the issuance of the options is recognized as vested options.

The stock options granted are exercisable over various terms from three to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $44,068 and $12,382 for the six months ended May 31, 2025 and 2024, respectively. As of May 31, 2025, there was $53,949 compensation cost to be expensed related to non-vested stock options.

As of May 31, 2025, the aggregate intrinsic value of the total outstanding and exercisable options was $0, which was based on an estimated fair value of the Company’s common stock of $0.069 as of such date and which represents the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and, as of May 31, 2025, 25% owned by A. Scott Dockter, our President, Chief Executive Officer and a Director, 25% owned by John Bremer, a director, and 50% owned by Craig Barto, father of Brady Barto, a former director of the Company, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. As of June 18, 2025, USMC was 33% owned by John Bremer and 67% owned by Craig Barto. No services were rendered by USMC for the six months ended May 31, 2025 and 2024. For the six months ended May 31, 2025 and 2024, the Company made $49,425 and $26,175 purchases from USMC under the mining agreement.

During the six months ended May 31, 2025 and 2024, USMC paid expenses of $103 and $7,699, respectively, to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of convertible notes payable of $0 and $412,000, respectively, and lines of credit of $101,551 and $1,095,400, respectively. In addition, USMC advanced the Company $481,449 during the six months ended May 31, 2025 for which there currently is no agreement.

USMC Notes

 On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the six months ended May 31, 2025 and 2024 was $24,995 and $6,226, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. The outstanding balance due on the above notes to USMC was $618,000 at May 31, 2025 and November 30, 2024. On June 16, 2025, the principal of $618,000 and accrued interest through June 16, 2025 of $56,925 were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share.

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

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share on the maturity date. As of May 31, 2025, there have been total advances of $1,000,000 from USMC under the March 7, 2024 line of credit agreement. Total interest expense for the six months ended May 31, 2025 and 2024 was $39,963 and $4,282, respectively. As of May 31, 2025, the accrued interest on the March 7, 2024 line of credit was $72,373. The line of credit was fully funded in January 2025. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

USMC has advanced an additional $481,449 to the Company as of May 31, 2025. There was $9,219 in accrued interest as of May 31, 2025, based on an estimated interest rate of 8% per annum pursuant to the interest rate on the existing line of credit. On June 16, 2025, principal of $416,449 and accrued interest through June 16, 2025 of $10,360 were converted into 5,335,107 shares of the Company’s common stock at a conversion price of $0.08 per share. Advances of $65,000 were not converted into shares of common stock.

A related party advanced the Company $31,000 on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. Total interest expense for the six months ended May 31, 2025 was $1,441.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement was three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. For the three months ended May 31, 2025 and 2024, the Company purchased $49,425 and $26,175 under the Supply Agreement. For the six months ended May 31, 2025 and 2024, the Company purchased $49,425 and $26,175 under the Supply Agreement.

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

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the six months ended May 31, 2025 and 2024, the Company made no payments towards the outstanding balance of the note. Total interest expense on the note was $0 and $51 for the three months ended May 31, 2025 and 2024, respectively. Total interest expense on the note was $0 and $181 for the six months ended May 31, 2025 and 2024, respectively. The balance on the note was $0 as of May 31, 2025, and November 30, 2024, respectively. There was $42,263 of accrued interest as of May 31, 2025, and November 30, 2024.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500 to be paid in cash. Effective February 6, 2025, Mr. Guzy’s monthly compensation was increased to $2,000 as Mr. Guzy is on both the audit committee and the compensation committee. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2025, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective February 6 2025, Dr. Kurtis’ monthly compensation was increased to $1,500 as Dr. Kurtis is on the compensation committee. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15 per share. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2025, the Company has debt in the amount of $36,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into the Barto Agreement (see Note 6) pursuant to which Mr. Barto agreed to devote as much time as is necessary to perform completely the duties as a director. Mr. Barto was to be notified within 30 days before the end of the twelve months whether his contract would be renewed under the same terms of compensation. As compensation therefor, Mr. Barto was entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date of Mr. Barto being on the board. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15 per share. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of May 31, 2025, the Company has debt in the amount of $17,000 owed to Mr. Barto. Mr. Barto resigned as director on February 5, 2025.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

On February 16, 2024, the Company entered into a one-year consulting agreement with Magmatics, Inc. (“Magmatics”) pursuant to which Joe Thomas will assist in the design, production, testing, and certification of metakaolin and an HP-SCM. Magmatics was issued 300,000 shares of the Company’s common stock upon entering into the agreement and will be issued 16,667 shares of the Company’s common stock for each thirty-day period completed for eleven months and 16,663 shares of the Company’s common stock for the twelfth month. 500,000 shares have been issued pursuant to the agreement, of which 49,997 shares were issued during the six months ended May 31, 2025.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the lease for an additional two-year term effective November 1, 2022 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month. Effective November 1, 2024, the lease was amended to change the term to month-to-month at $1,500 per month. The Company no longer leases the additional 700 square feet. On May 8, 2025, we moved our corporate offices to a location in Sutter Creek, California. We lease from our Chief Executive Officer for $1,500 per month. The lease expires in April 2026. The Company plans to extend the lease upon expiration of the initial term.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of May 31, 2025 and November 30, 2024, the Company had no deposits over the FDIC insured limit.

Revenues

Four customers accounted for 100% of the total revenue for the six months ended May 31, 2025, as set forth below:

Customer A	64%
Customer B	25%
Customer C	9%
Customer D	2%

Three customers accounted for 100% of total revenues for the six months ended May 31, 2024, as set forth below:

Customer A	53%
Customer B	30%
Customer C	17%

Accounts Receivable

One customer accounted for 100% of the accounts receivable as of May 31, 2025.

Two customers accounted for 100% of the accounts receivable as of May 31, 2024, as set forth below:

Customer A	65%
Customer B	35%

Vendors

One supplier accounted for 100% of purchases during the six months ended May 31, 2025.

One supplier accounted for 100% of purchases during the six months ended May 31, 2024.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after May 31, 2025 through the date the condensed consolidated financial statements were filed.

The Company’s Chief Executive Officer advanced the Company $20,000 on June 12, 2025 and $5,000 on June 20, 2025 pursuant to a $25,000 promissory note. The note bears interest at 8% per annum and is due within thirty days of the Company becoming cash flow positive from operations

On June 16, 2025, the principal of $618,000 and accrued interest of $56,925 through June 16, 2025 of the February 8, 2024 convertible promissory note with USMC were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share.

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

On June 16, 2025, the principal of $1,000,000 and accrued interest of $75,928 through June 16, 2025 of the March 7, 2024 line of credit with USMC were converted into 13,449,106 shares of the Company’s common stock at a conversion price of $0.08 per share.

On June 16, 2025, principal of $416,449 and accrued interest of $10,360 through June 16, 2025 of 2025 advances from USMC were converted into 5,335,108 shares of the Company’s common stock at a conversion price of $0.08 per share.

On June 18, 2025, we entered into the Master Agreement with USMC, US Copper LLC, and US Mine LLC, pursuant to which mining rights US Mine LLC granted to us to purchase up to 100,000,000 tons of metakaolin supplementary cementitious materials from properties owned by US Mine LLC and US Mine LLC’s stock option to purchase up to 116,000,000 shares of our common stock at an exercise price of $0.38 per share which were granted pursuant to our Materials Extraction Agreement with US Mine LLC, dated May 27, 2021, as amended on October 6, 2021, and further amended on November 1, 2023, were cancelled. The Master Agreement also provides for a six-month option to purchase certain mining equipment from USMC, at fair market value.

Also, on June 18, 2025, we and the Bremer Family 1995 Living Trust, a trust for which John Bremer, a member of our board of directors is trustee (the “Bremer Trust”), executed a rescission of the Purchase and Sale Agreement, dated April 1, 2020, between us and the Bremer Trust, for the purchase of approximately 280 acres of mining property containing five placer mining claims known as the “Snow White Mine,” located near Barstow, California in San Bernardino County. In addition, pursuant to an assignment of lease, USMC assigned to us all right, title, and interest held by USMC in the BLM Preference Right Lease Serial No. N-62445-01 between the US Bureau of Land Management and USMC, for mining rights to approximately 2,500 acres located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada. We also provided the US Mine Entities with a general release and agreed to indemnify the US Mine Entities and certain related parties against third party claims.

Concurrently with the execution of the Master Agreement, A. Scott Dockter, our Chief Executive Officer, and Teresa Dockter, Mr. Dockter’s spouse, entered into a master agreement (the “Dockter Master Agreement”) with the US Mine Entities, pursuant to which: Mr. Dockter agreed to purchase from USMC, 122,945,823 shares of our common stock for an aggregate purchase price of $14,555,665.84, plus interest, compounded monthly, at an annual rate of 10%, in a closing to occur within one year upon the terms and conditions set forth in a common stock purchase agreement between Mr. Dockter and USMC, dated as of June 18, 2025.

The US Mine Entities also repurchased from Mr. Dockter all of the equity interests Mr. Dockter held in the US Mine Entities, Mr. Dockter and Ms. Dockter each resigned from all positions they held with the US Mine Entities and at any of their subsidiaries, and Mr. Dockter and Ms. Dockter provided the US Mine Entities with a general release and agreed to indemnify the US Mine Entities and certain related parties against third party claims.

On June 24, 2025, debt of $17,000 to Brady Barto, for services as a director, a former director, was converted to 250,050 shares of the Company’s common stock.

The Company’s Chief Executive Officer advanced the Company $6,000 on June 30, 2025 pursuant to a $6,000 promissory note. The note bears interest at 8% per annum and is due within thirty days of the Company becoming cash flow positive from operations.

On July 10, 2025, the Company entered into an agreement with JJ Astor for a $53,000 bridge loan. The bridge loan has an origination fee of $2,120 and interest expense of $15,900. The bridge loan is due in ten months and is to be repaid in weekly installments of $1,722.50.

On July 14, 2025, Arthur Scott Dockter, Teresa Dockter, US Mine Corp, US Copper LLC, and US Mine LLC, entered into an Amendment to Master Agreement, in which the shares to be purchased by Mr. Dockter shall be held in an escrow account and released only in accordance with the terms and conditions of an escrow agreement.

On July 14, 2025, Arthur Scott Dockter and US Mine Corp entered into an Amendment to Purebase Common Stock Purchase Agreement, in which the closing of the purchase and sale of the shares of Purebase Common Stock shall occur on the date in which Mr. Dockter has paid the full purchase price and the shares and funds held by escrow agent shall be released in accordance with the terms and conditions of the Escrow Agreement.

On July 14, 2025, Arthur Scott Dockter, US Mine Corp, and The Crone Law Group, P.C., entered into the Escrow Agreement, in which the shares of Purebase Common Stock and the purchase funds are to be placed in escrow account with The Crone Law Group, P.C. as escrow agent. Upon full payment of the purchase price by Mr. Dockter, the escrow agent is to release the shares to Mr. Dockter and the funds to US Mine Corp.

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

We utilize the services of USMC for the development and contract mining of industrial mineral and metal projects, exploration drilling, preparation of feasibility studies, mine modeling, on-site construction, production, site reclamation and product fulfillment. Exploration services include securing necessary permits, environmental compliance, and reclamation plans. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by USMC. John Bremer, a director, is also an officer, director and, as of June 18, 2025, 33% owner of USMC.

Recent Developments

On June 16, 2025, US Mine Corp, a Nevada corporation (“USMC”) converted certain debt that we owed USMC (collectively, the “Loan Amounts”) into shares of our common stock as follows: (i) the principal amount of $618,000, plus accrued and unpaid interest thereon in the aggregate amount of $56,924.65, due under an 8% unsecured convertible promissory note, was converted into a total of 8,436,559 shares of our common stock; (ii) the principal amount of $1,000,000, plus accrued and unpaid interest thereon in the aggregate amount of $75,928.47, due under an 8% unsecured convertible grid promissory note, was converted into a total of 13,449,106 shares of our common stock; and (iii) additional advances USMC made to our company from January 10, 2025 through April 17, 2025, in the aggregate principal amount of $416,448.66, plus accrued and unpaid interest thereon in the aggregate amount of $10,359.89, was converted into a total of 5,335,107 shares of our common stock.

On June 18, 2025, we entered into a master agreement (the “Master Agreement”) with USMC, US Copper LLC, a Nevada limited liability company (“US Copper LLC”), and US Mine LLC, a California limited liability company (“US Mine LLC” and, together with USMC and US Copper LLC, the “US Mine Entities”), pursuant to which mining rights US Mine LLC granted to us to purchase up to 100,000,000 tons of metakaolin supplementary cementitious materials from properties owned by US Mine LLC and US Mine LLC’s stock option to purchase up to 116,000,000 shares of our common stock at an exercise price of $0.38 per share which were granted pursuant to our Materials Extraction Agreement with US Mine LLC, dated May 27, 2021, as amended on October 6, 2021, and further amended on November 1, 2023, were cancelled. The Master Agreement also provides for a six-month option to purchase certain mining equipment from USMC, at fair market value.

Also, on June 18, 2025, we and the Bremer Family 1995 Living Trust, a trust for which John Bremer, a member of our board of directors is trustee (the “Bremer Trust”), executed a rescission of the Purchase and Sale Agreement, dated April 1, 2020, between us and the Bremer Trust, for the purchase of approximately 280 acres of mining property containing five placer mining claims known as the “Snow White Mine,” located near Barstow, California in San Bernardino County. In addition, pursuant to an assignment of lease, USMC assigned to us all right, title, and interest held by USMC in the BLM Preference Right Lease Serial No. N-62445-01 between the US Bureau of Land Management and USMC, for mining rights to approximately 2,500 acres located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada. We also provided the US Mine Entities with a general release and agreed to indemnify the US Mine Entities and certain related parties against third party claims.

Concurrently with the execution of the Master Agreement, A. Scott Dockter, our Chief Executive Officer, and Teresa Dockter, Mr. Dockter’s spouse, entered into a master agreement (the “Dockter Master Agreement”) with the US Mine Entities, pursuant to which: Mr. Dockter agreed to purchase from USMC, 122,945,823 shares of our common stock for an aggregate purchase price of $14,555,665.84, plus interest, compounded monthly, at an annual rate of 10%, in a closing to occur within one year upon the terms and conditions set forth in a common stock purchase agreement between Mr. Dockter and USMC, dated as of June 18, 2025.

The US Mine Entities also repurchased from Mr. Dockter all of the equity interests Mr. Dockter held in the US Mine Entities, Mr. Dockter and Ms. Dockter each resigned from all positions they held with the US Mine Entities and at any of their subsidiaries, and Mr. Dockter and Ms. Dockter provided the US Mine Entities with a general release and agreed to indemnify the US Mine Entities and certain related parties against third party claims.

On July 14, 2025, Mr. Dockter, Teresa Dockter, USMC, US Copper LLC, and US Mine LLC, entered into an Amendment to Master Agreement, in which the shares to be purchased be held in escrow and released only in accordance with the terms and conditions of the Escrow Agreement.

On July 14, 2025, Mr. Dockter and USMC entered into an Amendment to the Dockter Master Agreement which provides that the closing of the purchase and sale of the shares of common stock will occur on the date Mr. Dockter has paid the full purchase price of $14,555,665.84 and the shares and funds held by escrow agent will be released in accordance with the terms and conditions of the Escrow Agreement.

On July 14, 2025, Mr. Dockter, USMC, and The Crone law Group, P.C., entered into an escrow agreement (the “Escrow Agreement”) in which The Crone Law Group, P.C. will act as escrow agent for the shares and funds in connection with the above referenced Master Agreement and Dockter Master Agreement.

Results of Operations

Comparison of the Three Months Ended May 31, 2025 to the Three Months Ended May 31, 2024

	May 31, 2025	May 31, 2024	Variance
Revenue, net	$198,621	$105,722	$92,899
Cost of goods sold	52,743	33,075	19,668
Operating income	145,878	72,647	73,231

Operating Expenses:
Selling, general and administrative	471,640	388,197	83,443
Stock based compensation	10,921	4,191	6,730
Total operating expenses	482,561	392,388	90,173
Loss from operations	(336,683)	(319,741)	(16,942)
Interest expense, related parties	(36,488)	(18,749)	(17,739)
Loss before provision for income taxes	(373,171)	(338,490)	(34,681)
Provision for income tases	2,400	2,400	-
Net Loss	$(375,571)	$(340,890)	$(34,681)

Revenues

Revenue increased by $92,899, or 88%, for the three months ended May 31, 2025, as compared to the three months ended May 31, 2024. This increase was due to earlier purchases by customers due to warmer weather than the prior year.

Cost of Goods Sold

Cost of goods sold increased by $19,668, or 59%, for the three months ended May 31, 2025, as compared to the three months ended May 31, 2024, as a result of an increase in products sold in the three months ended May 31, 2025.

Operating Expenses

Total operating expenses increased by $90,173, or 23%, for the three months ended May 31, 2025, as compared to the three months ended May 31, 2024. The increase in operating expenses was primarily due to an increase in professional services of $46,745, an increase in various general and administrative expenses of $17,828, an increase of $16,393 in general and administrative wages, an increase in stock-based compensation of $6,730, and an increase in selling expenses of $2,477 for the three months ended May 31, 2025, as compared to the three months ended May 31, 2024.

Interest Expense, Related Parties

Interest expense increased by $17,739 for the three months ended May 31, 2025, as compared to the three months ended May 31, 2024, primarily due to increased borrowings on the line of credit, increased advances on a note payable, and additional other advances from USMC.

 Comparison of the Six Months Ended May 31, 2025 to the Six Months Ended May 31, 2024

	May 31, 2025	May 31, 2024	Variance
Revenue, net	$198,621	$105,722	$92,899
Cost of goods sold	52,743	33,075	19,668
Operating income	145,878	72,647	73,231

Operating Expenses:
Selling, general and administrative	856,709	841,762	14,947
Stock based compensation	44,068	12,382	31,686
Total operating expenses	900,777	854,144	46,633
Loss from operations	(754,899)	(781,497)	26,598
Interest expense, related parties	(70,960)	(47,965)	(22,995)
Loss before provision for income taxes	(825,859)	(829,462)	3,603
Provision for income tases	2,400	2,400	-
Net Loss	$(828,259)	$(831,862)	$3,603

Revenues

Revenue increased by $92,899 or 88%, for the six months ended May 31, 2025, as compared to the six months ended May 31, 2024. This increase was due to earlier purchases by customers due to warmer weather than the prior year.

Cost of Goods Sold

Cost of goods sold increased by $19,668, or 59%, for the six months ended May 31, 2025, as compared to the six months ended May 31, 2024, as a result of an increase in products sold in the six months ended May 31, 2025.

Operating Expenses

Total operating expenses increased by $46,633, or 5%, for the six months ended May 31, 2025, as compared to the six months ended May 31, 2024. The increase in operating expenses was primarily due to an increase in stock-based compensation of $31,686, an increase in general and administrative wages of $35,105, an increase in various general and administrative expenses of $8,800, an increase in selling expenses of $1,564, offset by a decrease in professional services of $30,523 for the six months ended May 31, 2025, as compared to the six months ended May 31, 2024.

Interest Expense, Related Parties

Interest expense increased by $22,995 for the six months ended May 31, 2025, as compared to the six months ended May 31, 2024, primarily due to increased borrowings on the line of credit, increased advances on a note payable, and additional other advances from USMC, partially offset by the conversion of five convertible promissory notes to common stock in January 2024.

 Liquidity and Capital Resources

As of May 31, 2025, we had cash on hand of $500 and a working capital deficiency of $1,846,266, as compared to cash on hand of $28,100 and a working capital deficiency of $1,093,058 as of November 30, 2024. The increase in working capital deficiency is primarily a result of an increase in advances from USMC of $481,449, an increase in the line of credit with USMC of $101,551, an increase of accounts payable and accrued expenses of $156,074, an increase in interest payable related parties of $46,846, an increase in convertible notes payable related parties of $10,000, and a decrease in cash of $27,600, offset by an increase in accounts receivable of $49,140, and an increase in prepaid expenses of $21,224.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded these losses with cash advances from USMC and the sale of equity and convertible notes. The Company will no longer be funded by infusions of cash from advances from USMC.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with bridge loans and equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through May 31, 2025 of $65,036,782, negative cash flows from operating activities of $610,600 for the six months ended May 31, 2025 and a working capital deficiency of $1,846,266 as of May 31, 2025. During the six months ended May 31, 2025, the Company received net cash proceeds of $583,000 from USMC through a line of credit and additional advances. If the Company does not generate additional revenue and obtain bridge loans or equity and debt financing from third parties, it will not have sufficient cash to meet its obligations for the next twelve months, following the date of this Quarterly Report on Form 10-Q. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	May 31, 2025	November 30, 2024
Current assets	$106,183	$47,612
Current liabilities	1,952,449	1,140,670
Working capital deficiency	$(1,846,266)	$(1,093,058)

The increase in current assets as of May 31, 2025, is primarily due to the increase in accounts receivable of $49,140, prepaid expenses of $21,224 and right of use asset of $15,807, offset by a decrease in cash of $27,600. The increase in current liabilities is primarily a result of an increase in advances from USMC of $481,449, an increase in the line of credit with USMC of $101,551, an increase of accounts payable and accrued expenses of $156,074, an increase in interest payable related parties of $46,846, an increase in lease liability of $15,859, and an increase in convertible notes payable related parties of $10,000.

Cash Flows

	Six Months Ended
	May 31, 2025	May 31, 2024
Net cash used in operating activities	$(610,600)	$(1,459,532)
Net cash used in investing activities	-	-
Net cash provided by financing activities	583,000	1,499,900
Increase (decrease)in cash	$(27,600)	$40,368

Operating Activities

Net cash used in operating activities was $610,600 for the six months ended May 31, 2025, primarily due to a net loss of $828,259, an increase in accounts receivable of $49,140,and an increase in prepaid expenses and other current assets of $21,224, partially offset by an increase in accounts payable and accrued expenses of $156,074, an increase in interest payable related parties of $70,192, an increase in stock-based compensation of $44,068, an increase in non-cash board of directors compensation of $10,000, an increase in common stock issued for services of $4,000, and an increase in depreciation of $3,637. Net cash used in operating activities was $1,459,532 for the six months ended May 31, 2024, primarily due to a net loss of $831,862, an increase in accounts receivable of $50,034, a decrease in accounts payable and accrued expenses of $223,116, and a decrease in settlement liability of $412,000, partially offset by stock-based compensation of $12,382, stock issued for services of $28,000, and non-cash board of directors compensation of $12,000.

Investing Activities

There were no investing activities in the six months ended May 31, 2025 and 2024.

Financing Activities

For the six months ended May 31, 2025, net cash provided by financing activities was $583,000, consisting of advances from USMC of $481,449 and increases in the line of credit from USMC of $101,551. For the six months ended May 31, 2024, net cash provided by financing activities was $1,499,900, consisting advances in the line of credit from USMC of $1,095,400 and advances from USMC on a convertible note of $412,000, offset by a $7,500 partial payment on a loan from the Chief Executive Officer of the Company.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of May 31, 2025 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended May 31, 2025, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amendment to Master Agreement, dated as of July 14, 2025, between Arthur Scott Dockter, Teresa Dockter, US Mine Crop, US Copper LLC, and US Mine LLC.
10.2	Amendment to Purebase Common Stock Purchase Agreement, dated as of July 14, 2025, between Arthur Scott Dockter and US Mine Crop.
10.3	Escrow Agreement, dated July 14, 2025, between Arthur Scott Dockter, US Mine Crop, And The Crone Law Group, PC.
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer
(Principal Executive Officer)

Date:	July 15, 2025

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	July 15, 2025