Form 10-Q
period 2025-08-31
Purebase Corp
filed 2025-10-15
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2025

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

As of October 14, 2025, there were 278,718,151 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBIDIARIES

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2025	November 30, 2024
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$97,921	$28,100
Accounts receivable, net	9,828	-
Prepaid expenses and other assets	44,688	19,512
Right of use asset	11,496	-
Total Current Assets	163,933	47,612

Property and equipment, net	743,982	749,437

Total Assets	$907,915	$797,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$230,663	$93,548
Interest payable, related party	46,761	74,673
Line of credit, related party	-	898,449
Advances, related party	99,000	-
Note payable, related party	31,000	31,000
Note payable, net of debt discount	422,834	-
Lease liability	11,648	-
Contingent stock issuance liability	31,500	-
Convertible notes payable, related parties	40,500	43,000
Total Current Liabilities	913,906	1,140,670

Interest payable, related party, net of current portion	-	29,733
Convertible notes payable; related party, net of current portion	-	618,000
Total Liabilities	913,906	1,788,403

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at August 31, 2025 and November 30, 2024	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 278,718,151 and 250,447,331 shares issued and outstanding at August 31, 2025 and November 30, 2024, respectively	278,718	250,447
Additional paid in capital	65,232,772	62,966,722
Accumulated deficit	(65,517,481)	(64,208,523)
Total Stockholders’ Deficit	(5,991)	(991,354)

Total Liabilities and Stockholders’ Deficit	$907,915	$797,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2025	2024	2025	2024

Revenue, net	$86,814	$204,314	$285,435	$310,036
Cost of goods sold	20,190	47,178	72,933	80,253
Gross margin	66,624	157,136	212,502	229,783

Operating expenses
Selling, general and administrative	422,272	406,379	1,278,981	1,248,141
Stock based compensation	20,091	4,191	64,159	16,573
Total operating expenses	442,363	410,570	1,343,140	1,264,714

Loss from operations	(375,739)	(253,434)	(1,130,638)	(1,034,931)

Other income (expense)
Interest expense	(90,352)	-	(90,352)	-
Interest expense related party	(14,608)	(23,404)	(85,568)	(71,369)
Total other income (expense), net	(104,960)	(23,404)	(175,920)	(71,369)

Loss before provision for income taxes	(480,699)	(276,838)	(1,306,558)	(1,106,300)
Provision for income taxes	-	-	2,400	2,400
Net loss	$(480,699)	$(276,838)	$(1,308,958)	$(1,108,700)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	273,437,895	250,370,337	258,190,755	243,684,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2023 (audited)	-	$-	230,863,005	$230,863	$60,271,605	$(62,730,978)	$(2,228,510)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares for services	-	-	300,000	300	23,700	-	24,000

Convertible debt converted into common stock, related party	-	-	8,877,923	8,878	1,604,009	-	1,612,887

Net loss	-	-	-	-	-	(490,972)	(490,972)

Balance at February 29, 2024 (unaudited)	-	$-	240,040,928	$240,041	$61,903,505	$(63,221,950)	$(1,078,404)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares issued for services	-	-	50,001	50	3,950	-	4,000

Convertible debt converted into common stock, related party	-	-	10,256,400	10,256	1,015,384	-	1,025,640

Net loss	-	-	-	-	-	(340,890)	(340,890)

Balance at May 31, 2024 (unaudited)	-	$-	250,347,329	$250,347	$62,927,030	$(63,562,840)	$(385,463)

Stock based compensation – options	-	-	-	-	4,191	-	4,191

Shares issued for services	-	-	50,001	50	3,950	-	4,000

Net loss	-	-	-	-	-	(276,838)	(276,838)

Balance at August 31, 2024 (unaudited)	-	$-	250,397,330	$250,397	$62,935,171	$(63,839,678)	$(654,110)

Balance at November 30, 2024 (audited)	-	$-	250,447,331	$250,447	$62,966,722	$(64,208,523)	$(991,354)

Stock based compensation – options	-	-	-	-	33,147	-	33,147

Shares issued for services	-	-	49,997	50	3,950	-	4,000

Net loss	-	-	-	-	-	(452,688)	(452,688)

Balance at February 28, 2025 (unaudited)	-	$-	250,497,328	$250,497	$63,003,819	$(64,661,211)	$(1,406,895)

Stock based compensation - options	-	-	-	-	10,921	-	10,921

Net loss	-	-	-	-	-	(375,571)	(375,571)

Balance at May 31, 2025 (unaudited)	-	$-	250,497,328	$250,497	$63,014,740	$(65,036,782)	$(1,771,545)

Stock based compensation – options	-	-	-	-	20,091	-	20,091

Stock issued related to bridge loan	-	-	750,000	750	30,750	-	31,500

Convertible debt converted into common stock, related party	-	-	27,220,773	27,221	2,150,441	-	2,177,662

Board of director debt converted into common stock	-	-	250,050	250	16,750	-	17,000

Net loss	-	-	-	-	-	(480,699)	(480,699)

Balance at August 31, 2025 (unaudited)	-	$-	278,718,151	$278,718	$65,232,772	$(65,517,481)	$(5,991)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31, 2025	August 31, 2024
Cash Flows From Operating Activities:
Net loss	$(1,308,958)	$(1,108,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	64,159	16,573
Stock issued for services	4,000	32,000
Contingent liability for stock to be issued	31,500	-
Director compensation accrued as convertible debt	14,500	18,000
Depreciation	5,455	1,127
Debt discount amortization	54,439	-
Right of use asset and liability, net	152	(618)
Changes in operating assets and liabilities:
Accounts receivable	(9,828)	(74,244)
Prepaid expenses and other assets	(25,176)	(5,349)
Accounts payable and accrued expenses	137,115	(174,126)
Settlement liability	-	(618,000)
Interest payable, related party	85,568	(43,673)
Net Cash Used In Operating Activities	(947,074)	(1,957,010)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related party	515,449	-
Advances from related party for convertible note	-	618,000
Proceeds from line of credit, related party	101,551	1,373,400
Proceeds from notes payable to officer	11,000	-
Payments on notes payable to officer	(11,000)	(8,716)
Proceeds from note payable	485,395	-
Payments on note payable	(85,500)	-
Net Cash Provided By Financing Activities	1,016,895	1,982,684

Net Increase In Cash and Cash Equivalents	69,821	25,674

Cash and Cash Equivalents - Beginning of Period	28,100	5,572

Cash and Cash Equivalents – End of Period	$97,921	$31,246

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$2,400	$2,400

Noncash operating and financing activities:
Expenses paid on behalf of the Company by USMC	$103	$36,893
Convertible debt and accrued interest converted to common stock, related party	$2,177,662	$2,638,527
Director compensation - accrued as convertible debt converted to common stock	$17,000	$18,000
Shares issued as loan origination cost	$31,500	$-

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

Construction Sector

The Company had been developing and testing a kaolin-based product that it believed would help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). The Company was developing an SCM that it believed could potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, the Company believed there were significant opportunities for high-quality SCM products in the construction materials sector.

The Company has decided that it will no longer develop and pursue the SCM market. The Company has decided to instead further develop and expand its presence in the agricultural sector, as it believes that it can achieve higher margins in that sector and that construction of an SCM plant would take approximately two years.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of August 31, 2025, the Company had a significant accumulated deficit of $65,517,481 and a working capital deficit of $749,973. For the nine months ended August 31, 2025, the Company had a loss from operations of $1,130,638 and negative cash flows from operations of $947,074. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses at least into its fourth quarter of 2025 as it executes its development plans for 2025 and 2026. In addition, the Company has had and expects to have negative cash flows from operations, at least into its fourth quarter of 2025. The Company has previously funded these losses primarily with additional infusions of cash from advances from USMC and the issuance of equity and convertible notes. The Company recently funded operations from notes payable in July 2025 and a note payable in September 2025. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several other options to meet its short-term cash requirements, including bridge loans and issuances of equity securities or equity-linked securities to third parties. Any additional debt will require a consent from J.J. Astor. The Company will no longer be funded by infusions of cash from advances from USMC.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with bridge loans and equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

On March 7, 2024, the Company entered into a $1,000,000 line of credit agreement with USMC, pursuant to a grid note issued in connection with the line of credit. The note bears interest at 8% per annum and any outstanding principal and accrued interest are convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. The line of credit was fully funded in January 2025. On June 16, 2025, $1,000,000 principal and accrued interest of $75,928 were converted into 13,449,106 shares of the Company’s common stock.

USMC has advanced an additional $515,449 to the Company as of August 31, 2025. Currently, there are no other arrangements or agreements for financing with USMC and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease its operations completely. On June 16, 2025, $416,449 principal and accrued interest of $10,360 were converted into 5,335,107 shares of the Company’s common stock. Advances of $99,000 were not converted into common stock.

On July 10, 2025, the Company entered into a $53,000 bridge loan with J.J. Astor & Co. The note bears interest at 30% during the ten-month term of the loan. The loan is to be paid in forty weekly installments of $1,722.50 beginning the week after funding of the loan. The balance of the loan was paid through a new loan with J.J. Astor on July 28, 2025.

On July 29, 2025, the Company, together with Dockter Farms LLC, entered into a $650,000 bridge loan with J.J. Astor & Co. The note has a debt discount of $150,000. The loan is to be paid in eight weekly installments of $8,125.00 and thirty-two weekly installments of $18,281.25 beginning the week after funding of the loan. 750,000 shares of common stock of the Company are to be issued. The loan also calls for the issuance of an additional 750,000 shares of common stock of the Company if the market price of the common stock is not in excess of $0.50 per share following ninety days from the funding date. $50,350 of the loan was used to pay the balance of the July 10, 2025 $53,000 bridge loan with J.J. Astor. The Company’s obligations under the loan are guaranteed and secured by a senior first lien security interest in all of the assets and properties of the Company, as well as all of the equity interests in Dockter Farms, pursuant to a pledge and security agreement (the “Security Agreement”) entered into by the Company, Dockter Farms, and the Lender. In addition, Dockter Farms granted the Lender a deed of trust on certain real property pursuant to a Second Deed of Trust. The Security Agreement also contains rights and obligations, representations and warranties, and events of default applicable to the Company that are customary for agreements of this type.

On September 24, 2025, the Company entered into a $123,050 bridge loan with Vanquish Funding Group, Inc. The note bears interest at 12% during the ten-month term of the loan. The loan is to be paid in five monthly installments with $68,908 due March 30, 2026, and $17,227 due each on April 30, 2026, May 30, 2026, June 30, 2026, and July 30, 2026.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2024, in our Annual Report on Form 10-K filed with the SEC on February 28, 2025. The results of the nine months ended August 31, 2025 (unaudited), are not necessarily indicative of the results to be expected for the full year ending November 30, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of August 31, 2025 and November 30, 2024.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, a credit loss is recorded for that doubtful account. As of August 31, 2025, the Company has determined that no allowance for credit losses was necessary. As of November 30, 2024, the Company had no accounts receivable.

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

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $547,907 in property and equipment that it acquired on May 1, 2020. As of August 31, 2025, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company has $202,809 in costs for its pilot plant which has begun manufacturing sample quantities of the Company’s SCM product for testing by third-parties. The Company has begun recording depreciation related to the pilot plant. The Company also has $60,213 in other fixed assets which are fully depreciated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three and nine months ended August 31, 2025 and 2024.

Shipping and Handling

The Company occasionally incurred shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general and administrative expenses for the three and nine months ended August 31, 2025 and 2024.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred and such costs are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising and marketing expenses were $1,350 and $5,311 for the three months ended August 31, 2025 and 2024, respectively. Advertising and marketing expenses were $21,212 and $19,761 for the nine months ended August 31, 2025 and 2024, respectively.

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three and nine months ended August 31, 2025 and 2024. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three and nine months ended August 31, 2025 and 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	August 31, 2025	August 31, 2024
Convertible Notes	270,000	17,399,292
Stock Options	14,234,907	129,438,187
Total	14,504,907	146,837,479

	Nine Months Ended,
	August 31, 2025	August 31, 2024
Convertible Notes	270,000	17,399,292
Stock Options	14,234,907	129,438,187
Total	14,504,907	146,837,479

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

The Company leases its corporate offices. All of the leases are classified as operating leases. The Company was a party to a two-year lease, with USMC, a related party, for 1,000 square feet of office space located in Ione, California (the “Ione Lease”) with respect to its corporate operations (See Note 12). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month. Effective November 1, 2024, the lease was amended to change the term to month-to-month at $1,500 per month. The Company no longer leased the additional 700 square feet. In May 2025, we moved our corporate offices to Sutter Creek, California. We lease from our Chief Executive Officer for $1,500 per month. The lease expires in April 2026. The Company plans to extend the lease upon expiration of the initial term and therefore did not elect to apply the exemption clause for short-term leases.

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

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of August 31, 2025, the Company was not engaged in any mine exploration.

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

Public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, according to the following requirements:

1	The following specific categories are required to be disclosed:

a	State and local income tax, net of federal income tax effect,
b	Foreign tax effects,
c	Effect of changes in tax laws or rates enacted in the current period,
d	Effect of cross-border tax laws,
e	Tax credits,
f	Changes in valuation allowances,
g	Nontaxable or nondeductible items,
h	Changes in unrecognized tax benefits.

2	Separate disclosure is required for any reconciling item listed below in which the effect of the reconciling item is equal to or greater than 5 percent of the amount computed by multiplying income (or loss) from continuing operations before income taxes by the applicable statutory income tax rate:

a	If the reconciling item is within the effect of cross-border tax laws, tax credits, or nontaxable or nondeductible items categories, it is required to be disaggregated by nature,*
b	If the reconciling item is within the foreign tax effects category, it is required to be disaggregated by jurisdiction (country) and by nature, except for reconciling items related to changes in unrecognized tax benefits discussed in (4),
c	If the reconciling item does not fall within any of the categories listed in (1), it is required to be disaggregated by nature.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3	For the purpose of categorizing reconciling items, except for reconciling items related to changes in unrecognized tax benefits discussed in (4), the state and local income tax category should reflect income taxes imposed at the state or local level within the jurisdiction (country) of domicile, the foreign tax effects category should reflect income taxes imposed by foreign jurisdictions, and the remaining categories listed in (1) should reflect federal (national) income taxes imposed by the jurisdiction (country) of domicile.

4	For the purpose of presenting reconciling items:

a	Reconciling items are required to be presented on a gross basis with two exceptions under which unrecognized tax benefits and the related tax positions and tax effects of certain cross-border tax laws and the related tax credits may be presented on a net basis,
b	Reconciling items presented in the changes in unrecognized tax benefits category may be disclosed on an aggregate basis for all jurisdictions.

For income taxes paid, the amendments require that all entities disclose on an annual basis the following information about income taxes paid:

1	The amount of income taxes paid (net of funds received) disaggregated by federal (national), state, and foreign taxes,
2	The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refund received).

For other disclosures, the amendments require that all entities disclose the following information:

1	Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign,
2	Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.

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

Rulco located in Esmeralda County, Nevada – assignment of mining rights

Pursuant to an assignment of lease, subject to consent by both Rulco LLC and the US Bureau of Land Management (the “BLM”), USMC assigned to us all right, title, and interest held by USMC in the BLM Preference Right Lease Serial No. N-62445-01 between the BLM and USMC, for mining rights to approximately 2,500 acres located on the western side of the Weepah Hills in the Mount Diablo Meridian area of Esmeralda County, Nevada. The Company also provided the US Mine Entities with a general release and agreed to indemnify the US Mine Entities and certain related parties against third party claims. Until such consents are obtained and the assignment is approved, the assignment of lease will not be effective.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	August 31, 2025	November 30, 2024

Furniture and equipment	$1,538	$1,538
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	202,809	202,809
Construction in process	547,907	547,907
	812,466	812,466
Less: accumulated depreciation	(68,484)	(63,029)
Property and equipment, net	$743,982	$749,437

There was $1,818 and $1,127 depreciation expense for the three months ended August 31, 2025 and 2024, respectively. There was $5,455 and $1,127 depreciation expense for the nine months ended August 31, 2025 and 2024, respectively.

NOTE 6 – NOTES PAYABLE

A. Scott Dockter – Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. Total interest expense on the note was $0 and $182 for the nine months ended August 31, 2025 and 2024, respectively. The balance on the note was $0 as of August 31, 2025, and November 30, 2024. There was $42,263 and $42,263 of accrued interest as of August 31, 2025, and November 30, 2024, respectively.

On June 20, 2025, the Company issued a note in the amount of $5,000 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to provide short-term funds to the Company. The note bears interest at 8% and is due upon the Company becoming cash flow positive from operations. During the nine months ended August 31, 2025, the Company made $5,000 in payments towards the outstanding balance of the note. Total interest expense on the note was $69 for the nine months ended August 31, 2025. The balance on the note was $0 as of August 31, 2025. There was $0 of accrued interest as of August 31, 2025.

On June 30, 2025, the Company issued a note in the amount of $6,000 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to provide short-term funds to the Company. The note bears interest at 8% and is due upon the Company becoming cash flow positive from operations. During the nine months ended August 31, 2025, the Company made $6,000 in payments towards the outstanding balance of the note. Total interest expense on the note was $29 for the nine months ended August 31, 2025. The balance on the note was $0 as of August 31, 2025. There was $0 of accrued interest as of August 31, 2025.

Bridge loans – J.J. Astor & Co.

On July 10, 2025, the Company entered into a $53,000 bridge loan with J.J. Astor & Co. The note bears interest at 30% during the ten-month term of the loan. The loan is to be paid in forty weekly installments of $1,722.50 beginning the week after funding of the loan.

On July 28, 2025, the Company, together with Dockter Farms LLC, entered into a $650,000 bridge loan with J.J. Astor & Co. The note has a debt discount of $150,000. The loan is to be paid in eight weekly installments of $8,125.00 and thirty-two weekly installments of $18,281.25 beginning the week after funding of the loan. 750,000 shares of common stock of the Company are to be issued. The loan also calls for the issuance of an additional 750,000 shares of common stock of the Company if the market price of the common stock is not in excess of $0.50 per share following ninety days from the funding date. $50,350 of the loan was used to pay the balance of the July 10, 2025 $53,000 bridge loan with J.J. Astor. The net balance of the bridge loan of $422,834 at August 31, 2025 consists of $617,500 of the bridge loan less $194,666 in debt discounts.

Convertible Promissory Notes – USMC

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. There was no interest expense on Tranche #7 for the three months ended August 31, 2024. Total interest expense on Tranche #7 was $3,999 for the nine months ended August 31, 2024. On January 31, 2024, the principal of $470,862 and accrued interest through January 31, 2024 of $33,476 were converted into 1,293,175 shares of the Company’s common stock.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of August 30, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. There was no interest expense on Tranche #8 for the three months ended August 31, 2024. There was $1,189 interest expense on Tranche #8 for the nine months ended August 31, 2024. On January 31, 2024, the principal of $140,027 and accrued interest through January 31, 2024 of $8,210 were converted into 380,095 shares of the Company’s common stock.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. There was no interest expense on Tranche #9 for the three months ended August 31, 2024. There was $2,619 interest expense on Tranche #9 for the nine months ended August 31, 2024. On January 31, 2024, the principal of $308,320 and accrued interest through January 31, 2024 of $14,233 were converted into 827,060 shares of the Company’s common stock.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. There was no interest expense on Tranche #10 for the three months ended August 31, 2024. There was $5,606 interest expense on Tranche #10 for the nine months ended August 31, 2024. On January 31, 2024, the principal of $412,533 and accrued interest through January 31, 2024 of $22,152 were converted into 4,346,855 shares of the Company’s common stock.

NOTE 6 – NOTES PAYABLE (CONTINUED)

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023 securities purchase agreement with USMC (See Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. There was no interest expense on Tranche #11 for the three months ended August 31, 2024. There was $2,635 interest expense on Tranche #11 for the nine months ended August 31, 2024. On January 31, 2024, the principal of $193,935 and accrued interest through January 31, 2024 of $9,139 were converted into 2,030,738 shares of the Company’s common stock.

February 8, 2024

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the three months ended August 31, 2025 and 2024 was $3,845 and $10,506, respectively. Total interest expense for the nine months ended August 31, 2025 and 2024 was $27,192 and $17,235, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $618,000 and accrued interest through June 16, 2025 of $56,925 were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share.

Lines of Credit –USMC

July 10, 2023

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provided for the issuance of up to an aggregate of $1,000,000 from USMC under an unsecured convertible grid promissory note (See Note 12) until July 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of August 31, 2024, there had been $1,000,000 advances from USMC under the July 10, 2023 line of credit agreement. Total interest expense was $0 and $18,856 for the three and nine months ended August 31, 2024. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

March 7, 2024

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of August 31, 2025, there have been $1,000,000 total advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense was $6,222 and $12,558 for the three months ended August 31, 2025 and 2024, respectively. Total interest expense was $43,518 and $16,840 for the nine months ended August 31, 2025 and 2024, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $1,000,000 and accrued interest through June 16, 2025 of $75,928 were converted into 13,449,106 shares of the Company’s common stock at a conversion price of $0.08 per share.

NOTE 6 – NOTES PAYABLE (CONTINUED)

Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. USMC has advanced an additional $515,449 as of August 31, 2025. Total interest expense was $4,585 and $0 for the three months ended August 31, 2025 and 2024, respectively. Total interest expense was $12,694 and $0 for the nine months ended August 31, 2025 and 2024, respectively. The Company had $2,334 in accrued interest as of August 31, 2025, based on an estimated interest rate of 8% per annum. On June 16, 2025, principal of $416,449 and accrued interest through June 16, 2025 of $10,360 were converted into 5,335,107 shares of the Company’s common stock at a conversion price of $0.08 per share. Advances of $99,000 were not converted into shares of common stock.

The Company issued a $31,000 promissory note to a related party on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. Total interest expense for the three and nine months ended August 31, 2025 was $625 and $2,066, respectively.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500 to be paid in cash. Effective February 6 2025, Mr. Guzy’s monthly compensation was increased to $2,000 as Mr. Guzy is on both the audit committee and the compensation committee. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into the Company’s common stock at a price per share equal to the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2025, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective February 6, 2025, Dr. Kurtis’ monthly compensation was increased to $1,500 as Dr. Kurtis is on the compensation committee. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Dr. Kurtis converted $12,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2025, cash fees owed to Dr. Kurtis under the Kurtis Director Agreement were deferred and debt in the amount of $40,500 is owed to Dr. Kurtis.

On September 11, 2023, the Company entered into a twelve-month director agreement with Brady Barto (“the Barto Agreement”) pursuant to which Mr. Barto will serve as a director. Mr. Barto will be notified within 30 days before the end of the twelve months whether his contract will be renewed under the same terms of compensation. As compensation therefor, Mr. Barto is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date Mr. Barto is on the board. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. Mr. Barto resigned as a director on February 5, 2025. On June 24, 2025, $17,000 cash fees owed to Mr. Barto under the Barto Director Agreement were converted into 250,050 shares of the Company’s common stock.

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Nine Months Ended August 31, 2025
Lease cost
Operating lease cost (cost resulting from lease payments)	$6,000
Short term lease cost	-
Sublease income	-
Net lease cost	$6,000

Operating lease – operating cash flows (fixed payments)	$6,000
Operating lease – operating cash flows (liability reduction)	$5,596
Current leases – right of use assets	$11,496
Current liabilities – operating lease liabilities	$11,648
Non-current liabilities – operating lease liabilities	$-

Nine Months Ended August 31, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$31,500
Short term lease cost	-
Sublease income	-
Net lease cost	$31,500

Operating lease – operating cash flows (fixed payments)	$31,500
Operating lease – operating cash flows (liability reduction)	$30,467
Current leases – right of use assets	$9,950
Current liabilities – operating lease liabilities	$10,413
Non-current liabilities – operating lease liabilities	$-

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts as of:

	August 31, 2025	November 30, 2024

Accounts payable	$179,736	$40,402
Accrued compensation	50,927	53,146
Accounts payable and accrued expenses	$230,663	$93,548

note 9 – CONTINGENT STOCK ISSUANCE LIABILITY

On July 28, 2025, the Company, together with Dockter Farms LLC, entered into a $650,000 bridge loan with J.J. Astor & Co. The note bears interest at 30% during the ten-month term of the loan. The loan is to be paid in eight weekly installments of $8,125.00 and thirty-two weekly installments of $18,281.25 beginning the week after funding of the loan. 750,000 shares of common stock of the Company are to be issued. The loan also calls for the issuance of an additional 750,000 shares of common stock of the Company if the market price of the common stock is not in excess of $0.50 per share following ninety days from the funding date. Insofar as the market price of the Company’s common stock was below $0.10 per share at the time of this Quarterly Report on Form 10-Q, the Company believed that there was a high probability that the additional 750,000 shares of common stock of the Company would have to be issued and thus determined that a contingent liability should be recorded. A contingent liability of $31,500 was determined based upon the market price of $0.042 for the common stock of the Company on July 28, 2025 and 750,000 shares of common stock.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Note 11 - STOCKHOLDERS’ EQUITY

On January 31, 2024, the Company issued 8,877,923 shares of common stock to USMC in exchange for $1,525,676 notes payable principal and $87,211 in interest accrued through January 31, 2024.

On February 23, 2024, the board of directors authorized the immediate issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement. 500,000 shares of common stock have been issued pursuant to the agreement, of which 49,997 shares were issued during the nine months ended August 31, 2025.

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

On July 28, 2025, 750,000 shares of the Company’s common stock were authorized at $0.042 per share in accordance with the July 28, 2025 note payable with J.J. Astor.

Note 12 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved ten million shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of August 31, 2025, options to purchase an aggregate of 5,065,507 shares of common stock are outstanding under the Option Plan.

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

The Company granted options to purchase an aggregate of 796,720 shares of common stock during the nine months ended August 31, 2025, and granted an option to purchase 200,000 shares of common stock during the nine months ended August 31, 2024.

The weighted average grant date fair value of options granted and vested during the nine months ended August 31, 2025 was $10,183. The weighted average grant date fair value of options granted and vested during the nine months ended August 31, 2024 was $0.

Note 12 – STOCK-BASED COMPENSATION (CONTINUED)

Other Stock-based Compensation

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

Compensation based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at November 30, 2023	129,438,187	$0.53
Granted	200,000	$0.09
Exercised	-	-
Expired or cancelled	(200,000)	0.099
Outstanding at August 31, 2024	129,438,187	$0.53

Outstanding at November 30, 2024	129,438,187	$0.53
Granted	796,720	$0.07
Exercised	-	-
Expired or cancelled	(116,000,000)	$0.38
Outstanding at August 31, 2025	14,234,907	$1.65

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at August 31, 2025:

		Weighted-	Weighted-
		Average	Average
Exercise	Outstanding	Remaining Life	Exercise	Number
Price	Options	In Years	Price	Exercisable

$0.06	4,668,787	4.52	$0.06	4,268,787
$0.08	396,720	5.67	$0.08	-
$2.50	8,669,400	1.76	$2.50	8,669,400
$3.00	500,000	0.50	$3.00	500,000
	14,234,907	2.73	$1.65	13,438,187

The compensation expense attributed to the issuance of the options is recognized as vested options.

The stock options granted are exercisable over various terms from three to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $64,159 and $16,573 for the nine months ended August 31, 2025 and 2024, respectively. As of August 31, 2025, there was $37,068 compensation cost to be expensed related to non-vested stock options.

As of August 31, 2025, the aggregate intrinsic value of the total outstanding and exercisable options was $0, which was based on an estimated fair value of the Company’s common stock of $0.055 as of such date and which represents the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 13 – RELATED PARTY TRANSACTIONS

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and, as of December 1, 2013, 33% owned by A. Scott Dockter, our President, Chief Executive Officer and a Director, 33% owned by John Bremer, a director, and 33% owned by Craig Barto, father of Brady Barto, a former director of the Company, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. As of June 18, 2025, USMC was 33% owned by John Bremer and 67% owned by Craig Barto. No services were rendered by USMC for the nine months ended August 31, 2025 and 2024. For the nine months ended August 31, 2025 and 2024, the Company made $65,325 and $68,801 purchases from USMC under the mining agreement.

During the nine months ended August 31, 2025 and 2024, USMC paid expenses of $103 and $36,893, respectively, to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of convertible notes payable of $0 and $618,000, respectively, and lines of credit of $101,551 and $1,991,400, respectively. In addition, USMC advanced the Company $515,449 during the nine months ended August 31, 2025 for which there currently is no agreement.

USMC Notes

 On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the nine months ended August 31, 2025 and 2024 was $27,192 and $17,235, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. The outstanding balance due on the above notes to USMC was $618,000 at November 30, 2024. On June 16, 2025, the principal of $618,000 and accrued interest through June 16, 2025 of $56,925 were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share.

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

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note (See Note 12) until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share on the maturity date. As of August 31, 2025, there have been total advances of $1,000,000 from USMC under the March 7, 2024 line of credit agreement. Total interest expense for the nine months ended August 31, 2025 and 2024 was $43,518 and $16,840, respectively. The line of credit was fully funded in January 2025. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $1,000,000 and accrued interest of $75,928 through June 16, 2025 of the March 7, 2024 line of credit with USMC were converted into 13,449,106 shares of the Company’s common stock at a conversion price of $0.08 per share.

NOTE 13 – RELATED PARTY TRANSACTIONS (CONTINUED)

USMC has advanced an additional $515,449 to the Company as of August 31, 2025. There was $970 in accrued interest as of August 31, 2025, based on an estimated interest rate of 8% per annum pursuant to the interest rate on the existing line of credit. On June 16, 2025, principal of $416,449 and accrued interest through June 16, 2025 of $10,360 were converted into 5,335,107 shares of the Company’s common stock at a conversion price of $0.08 per share. Advances of $99,000 were not converted into shares of common stock.

A related party advanced the Company $31,000 on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. Total interest expense for the nine months ended August 31, 2025 was $2,066.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement was three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. For the three months ended August 31, 2025 and 2024, the Company purchased $15,900 and $42,626 under the Supply Agreement. For the nine months ended August 31, 2025 and 2024, the Company purchased $65,325 and $68,801 under the Supply Agreement. This Supply Agreement was cancelled with the June 18, 2025 Master Agreement. See Note 1 Construction Sector.

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

On October 6, 2021, and prior to consummation of activities under the Materials Extraction Agreement, the Company and US Mine, LLC executed an amendment to the Materials Extraction Agreement (the “Amendment”). Pursuant to the Amendment, as further amended on June 17, 2022, the US Mine Note was retroactively rescinded, ab initio and an option to purchase an aggregate of 116,000,000 shares of the Company’s common stock at an exercise price of $0.38 per share until April 6, 2028, was issued to US Mine, LLC as compensation. Shares subject to the option vested as to 58,000,000 shares on April 6, 2022, 29,000,000 shares on October 6, 2022, and 29,000,000 shares on April 6, 2023. On June 18, 2025, the Company entered into the Master Agreement with USMC, US Copper LLC, and US Mine LLC, pursuant to which mining rights US Mine LLC granted to us to purchase up to 100,000,000 tons of metakaolin supplementary cementitious materials from properties owned by US Mine LLC and US Mine LLC’s stock option to purchase up to 116,000,000 shares of our common stock at an exercise price of $0.38 per share which were granted pursuant to our Materials Extraction Agreement with US Mine LLC, dated May 27, 2021, as amended on October 6, 2021, and further amended on November 1, 2023, were cancelled.

NOTE 13 – RELATED PARTY TRANSACTIONS (CONTINUED)

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the nine months ended August 31, 2025 and 2024, the Company made $0 and $8,716 payments towards the outstanding balance of the note. Total interest expense on the note was $0 and $16 for the three months ended August 31, 2025 and 2024, respectively. Total interest expense on the note was $0 and $198 for the nine months ended August 31, 2025 and 2024, respectively. The balance on the note was $0 as of August 31, 2025, and November 30, 2024, respectively. There was $42,263 of accrued interest as of August 31, 2025, and November 30, 2024.

On June 20, 2025, the Company issued a note in the amount of $5,000 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to provide short-term funds to the Company. The note bears interest at 8% and is due upon the Company becoming cash flow positive from operations. During the nine months ended August 31, 2025, the Company made $5,000 in payments towards the outstanding balance of the note. Total interest expense on the note was $69 for the nine months ended August 31, 2025. The balance on the note was $0 as of August 31, 2025. There was $0 of accrued interest as of August 31, 2025.

On June 30, 2025, the Company issued a note in the amount of $6,000 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to provide short-term funds to the Company. The note bears interest at 8% and is due upon the Company becoming cash flow positive from operations. During the nine months ended August 31, 2025, the Company made $6,000 in payments towards the outstanding balance of the note. Total interest expense on the note was $29 for the nine months ended August 31, 2025. The balance on the note was $0 as of August 31, 2025. There was $0 of accrued interest as of August 31, 2025.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500 to be paid in cash. Effective February 6, 2025, Mr. Guzy’s monthly compensation was increased to $2,000 as Mr. Guzy is on both the audit committee and the compensation committee. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2025, there were no cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective February 6 2025, Dr. Kurtis’ monthly compensation was increased to $1,500 as Dr. Kurtis is on the compensation committee. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15 per share. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of August 31, 2025, the Company has debt in the amount of $40,500 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into the Barto Agreement (see Note 6) pursuant to which Mr. Barto agreed to devote as much time as is necessary to perform completely the duties as a director. Mr. Barto was to be notified within 30 days before the end of the twelve months whether his contract would be renewed under the same terms of compensation. As compensation therefor, Mr. Barto was entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date of Mr. Barto being on the board. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15 per share. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. Mr. Barto resigned as director on February 5, 2025. On June 24, 2025, $17,000 cash fees owed to Mr. Barto under the Barto Director Agreement were converted into 250,050 shares of the Company’s common stock.

NOTE 13 – RELATED PARTY TRANSACTIONS (CONTINUED)

 On February 16, 2024, the Company entered into a one-year consulting agreement with Magmatics, Inc. (“Magmatics”) pursuant to which Joe Thomas will assist in the design, production, testing, and certification of metakaolin and an HP-SCM. Magmatics was issued 300,000 shares of the Company’s common stock upon entering into the agreement and will be issued 16,667 shares of the Company’s common stock for each thirty-day period completed for eleven months and 16,663 shares of the Company’s common stock for the twelfth month. 500,000 shares have been issued pursuant to the agreement, of which 49,997 shares were issued during the nine months ended August 31, 2025.

Leases

On October 1, 2020, the Company entered into a two-year lease agreement for its office space with USMC with a monthly rent of $1,500 (See Note 7). The lease was amended to extend the lease for an additional two-year term effective November 1, 2022 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month. Effective November 1, 2024, the lease was amended to change the term to month-to-month at $1,500 per month. The Company no longer leased the additional 700 square feet. On May 8, 2025, we moved our corporate offices to a location in Sutter Creek, California. We lease from our Chief Executive Officer for $1,500 per month. The lease expires in April 2026. The Company plans to extend the lease upon expiration of the initial term.

NOTE 14 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of August 31, 2025 and November 30, 2024, the Company had no deposits over the FDIC insured limit.

Revenues

Four customers accounted for 100% of the total revenue for the nine months ended August 31, 2025, as set forth below:

Customer A	45%
Customer B	41%
Customer C	13%
Customer D	1%

Three customers accounted for 98% of total revenues for the nine months ended August 31, 2024, as set forth below:

Customer A	55%
Customer B	31%
Customer C	12%

Accounts Receivable

One customer accounted for 100% of the accounts receivable as of August 31, 2025.

One customer accounted for 100% of the accounts receivable as of August 31, 2024.

Vendors

One supplier accounted for 100% of purchases during the nine months ended August 31, 2025.

One supplier accounted for 100% of purchases during the nine months ended August 31, 2024.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after August 31, 2025 through the date the condensed consolidated financial statements were filed.

On September 24, 2025, the Company entered into a $123,050 bridge loan with Vanquish Funding Group, Inc. The note bears interest at 12% during the ten-month term of the loan. The loan is to be paid in five monthly installments with $68,908 due March 30, 2026, and $17,227 due each on April 30, 2026, May 30, 2026, June 30, 2026, and July 30, 2026. In the event of a default under the note, the holder can convert the amounts due under the note to shares of the Company’s common stock (subject to a 4.99% beneficial ownership limitation) at a 35% discount to the stock price.

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

Construction Sector

We had been developing and testing a kaolin-based product that we believed would help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). We were developing SCMs for the construction material markets, particularly the cement markets that we believed could potentially replace up to 40% of cement, the most polluting part of concrete. As government agencies continue to enact stricter requirements for less-polluting forms of concrete, we believed there were significant opportunities for high-quality SCM products in the construction-materials sector.

We decided that we will no longer develop and pursue the SCM market. We have has decided to instead further develop and expand our presence in the agricultural sector, as we believe that we can achieve higher margins in that sector and that construction of an SCM plant would take approximately two years.

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

Recent Developments

On July 10, 2025, the Company entered into a $53,000 bridge loan with J.J. Astor & Co. The note bears interest at 30% and matures on May 10, 2026. The loan is to be paid in forty weekly installments of $1,722.50 beginning on July 21, 2025.

On July 28, 2025 (the “Effective Date”) the Company, together with Dockter Farms, LLC, a California limited liability company (“Dockter Farms”) entered into a loan agreement (the “Loan Agreement”) with J.J. Astor & Co., a Utah corporation (the “Lender”) for the aggregate principal amount of $650,000. $50,350 was used to pay the balance of the July 10, 2025 $53,000 bridge loan with J.J. Astor. The Company plans to use the proceeds from the loan for working capital and general corporate purposes. As consideration for entering into the Loan Agreement, the Company will issue 750,000 shares of its common stock to the Lender. If within 90 days, the market price of the Company’s common stock, is not greater than $0.50) per share, the Company will issue an additional 750,000 shares to the Lender. To induce the Lender to enter into the Loan Agreement, Mr. Scott Dockter, the Company’s Chief Executive Officer, executed an Affidavit of Confession of Judgment in favor of the Lender. The secured promissory note evidencing the loan was issued with an original issue discount of $150,000, matures on May 5, 2026 and is payable in forty weekly installments beginning August 5, 2025, of which the first eight installments are $8,125 and the remaining thirty-two installments are $18,281. Upon the event of a default, the note becomes immediately due and payable at an increased interest rate of the sum of: (1) the then outstanding principal amount, multiplied by 120%, plus default interest at of 19% per annum, compounded daily. While the note remains outstanding, the Company may not, without the Lender’s written consent: (i) amend or modify the terms of any existing indebtedness, (ii) incur additional indebtedness, (iii) grant liens on any of its assets, or (iv) enter into transactions with any affiliates. The note ranks senior to all other indebtedness of the Company.

The Company’s obligations under the note are secured by a senior first lien security interest in all of the assets and properties of the Company, as well as all of the equity interests in Dockter Farms, pursuant to a pledge and security agreement (the “Security Agreement”) entered into by the Company, Dockter Farms, and the Lender. In addition, Dockter Farms granted the Lender a deed of trust on certain real property pursuant to a Second Deed of Trust.

On September 24, 2025, the Company entered into a $123,050 bridge loan with Vanquish Funding Group, Inc. The note bears interest at 12% during the ten-month term of the loan. The loan is to be paid in five monthly installments with $68,908 due March 30, 2026, and $17,227 due each on April 30, 2026, May 30, 2026, June 30, 2026, and July 30, 2026.

Results of Operations

Comparison of the Three Months Ended August 31, 2025 to the Three Months Ended August 31, 2024

	August 31, 2025	August 31, 2024	Variance
Revenue, net	$86,814	$204,314	$(117,500)
Cost of goods sold	20,190	47,178	(26,988)
Operating income	66,624	157,136	(90,512)

Operating Expenses:
Selling, general and administrative	422,272	406,379	15,893
Stock based compensation	20,091	4,191	15,900
Total operating expenses	442,363	410,570	31,793
Loss from operations	(375,739)	(253,434)	(122,305)
Interest expense	(90,352)	-	(90,352)
Interest expense, related parties	(14,608)	(23,404)	8,796
Loss before provision for income taxes	(480,699)	(276,838)	(203,861)
Provision for income tases	-	-	-
Net Loss	$(480,699)	$(276,838)	$(203,861)

Revenues

Revenue decreased by $117,500, or 58%, for the three months ended August 31, 2025, as compared to the three months ended August 31, 2024. This decrease was due to cooler weather in the three months ended August 31, 2025 as compared to the three months ended August 31, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $26,988, or 57%, for the three months ended August 31, 2025, as compared to the three months ended August 31, 2024, as a result of a decrease in products sold in the three months ended May 31, 2024.

Operating Expenses

Total operating expenses increased by $31,793, or 8%, for the three months ended August 31, 2025, as compared to the three months ended August 31, 2024. The increase in operating expenses was primarily due to an increase in general and administrative wages and related expenses of $59,230, an increase in stock-based compensation of $15,900, and an increase in selling expenses of $15,785, offset by a decrease in professional services of $28,932, and a decrease in various general and administrative expenses of $30,190 due primarily to a $45,444 decrease in repairs for the calciner pilot plant for the three months ended August 31, 2025, as compared to the three months ended August 31, 2024.

Interest Expense

Interest expense increased by $90,352 for the three months ended August 31, 2025, as compared to the three months ended August 31, 2024. The increase was due to interest on the J.J. Astor note payable in 2025.

Interest Expense, Related Parties

Interest expense decreased by $8,796 for the three months ended August 31, 2025, as compared to the three months ended August 31, 2024, primarily due to the June 16, 2025 conversion to common stock of borrowings on the line of credit, on the increased advances on a note payable, and on the additional other advances from USMC.

Comparison of the Nine Months Ended August 31, 2025 to the Nine Months Ended August 31, 2024

	August, 2025	August 31, 2024	Variance
Revenue, net	$285,435	$310,036	$(24,601)
Cost of goods sold	72,933	80,253	(7,320)
Operating income	212,502	229,783	(17,281)

Operating Expenses:
Selling, general and administrative	1,278,981	1,248,141	30,840
Stock based compensation	64,159	16,573	47,586
Total operating expenses	1,343,140	1,264,714	78,426
Loss from operations	(1,130,638)	(1,034,931)	(95,707)
Interest expense	(90,352)	-	(90,352)
Interest expense, related parties	(85,568)	(71,369)	(14,199)
Loss before provision for income taxes	(1,306,558)	(1,106,300)	(200,258)
Provision for income tases	2,400	2,400	-
Net Loss	$(1,308,958)	$(1,108,700)	$(200,258)

Revenues

Revenue decreased by $24,601 or 8%, for the nine months ended August 31, 2025, as compared to the nine months ended August 31, 2024. This decrease was due to cooler weather in the three months ended August 31, 2025 as compared to the three months ended August 31, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $7,320, or 9%, for the nine months ended August 31, 2025, as compared to the nine months ended August 31, 2024, as a result of a decrease in products sold in the nine months ended August 31, 2025.

Operating Expenses

Total operating expenses increased by $78,426, or 6%, for the nine months ended August 31, 2025, as compared to the nine months ended August 31, 2024. The increase in operating expenses was primarily due to an increase in general and administrative wages and related expenses of $94,335, an increase in stock-based compensation of $47,586, and an increase in selling expenses of $17,349, offset by a decrease in professional services of $59,454 and a decrease in various general and administrative expenses of $21,390 primarily due to a $45,444 decrease in repairs for the calciner pilot plant for the nine months ended August 31, 2025, as compared to the nine months ended August 31, 2024.

Interest Expense

Interest expense increased by $90,352 for the nine months ended August 31, 2025, as compared to the nine months ended August 31, 2024. The increase was due to interest on the J.J. Astor note payable in 2025.

Interest Expense, Related Parties

Interest expense increased by $14,199, or 20%, for the nine months ended August 31, 2025, as compared to the nine months ended August 31, 2024, primarily due to increased borrowings on the line of credit, increased advances on a note payable, and additional other advances from USMC, partially offset by the conversion of five convertible promissory notes to common stock in January 2024 and the June 16, 2025 conversion to common stock of borrowings on the line of credit, on the increased advances on a note payable, and on the additional other advances from USMC.

Liquidity and Capital Resources

As of August 31, 2025, we had cash on hand of $97,921 and a working capital deficiency of $749,973, as compared to cash on hand of $28,100 and a working capital deficiency of $1,093,058 as of November 30, 2024. The decrease in working capital deficiency of $343,085 is a result of the conversion to common stock of $1,000,000 of the line of credit with USMC, the conversion to common stock of $416,449 of advances from USMC, an increase in prepaid expenses of $25,176, an increase in cash of $69,821, an increase in accounts receivable of $9,828, a decrease in interest payable related party of $27,912, and a decrease in convertible notes payable related parties of $2,500, offset by an increase in advances from USMC of $515,449, an increase in the line of credit with USMC of $101,551, an increase of accounts payable and accrued expenses of $137,115, a decrease in net right of use asset/liability of $152, an increase in contingent stock issuance liability of $31,500, and an increase in a note payable from J.J. Astor of $422,834.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2025 and 2026, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded these losses with cash advances from USMC and the sale of equity and convertible notes. The Company will no longer be funded by infusions of cash from advances from USMC.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with bridge loans and equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through August 31, 2025 of $65,517,481, negative cash flows from operating activities of $947,074 for the nine months ended August 31, 2025 and a working capital deficiency of $749,973 as of August 31, 2025. During the nine months ended August 31, 2025, the Company received net cash proceeds of $617,000 from USMC through a line of credit and additional advances and cash proceeds, net of payments, of $485,395 from a third-party bridge loan. The Company has received net cash proceeds of $100,000 on September 29, 2025 from a third-party bridge loan. If the Company does not generate additional revenue and obtain bridge loans or equity and debt financing from third parties, it will not have sufficient cash to meet its obligations for the next twelve months following the date of this Quarterly Report on Form 10-Q. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Working Capital Deficiency

	August 31, 2025	November 30, 2024
Current assets	$163,933	$47,612
Current liabilities	913,906	1,140,670
Working capital deficiency	$(749,973)	$(1,093,058)

The increase in current assets of $116,321 as of August 31, 2025, is due to an increase in prepaid expenses of $25,176, an increase in cash of $69,821, an increase in right of use asset of $11,496, and an increase in accounts receivable of $9,828. The decrease in current liabilities of $226,764 is the result of an increase in advances from USMC of $515,449, an increase in the line of credit with USMC of $101,551, an increase of accounts payable and accrued expenses of $137,115, an increase in lease liability of $11,648, an increase in contingent stock issuance liability of $31,500, and an increase in notes payable to a third party of $422,834, offset by the conversion to common stock of $1,000,000 of the line of credit with USMC, the conversion to common stock of $416,449 of advances from USMC, a decrease in interest payable related parties of $27,912, and a decrease in convertible notes payable related parties of $2,500.

Cash Flows

	Nine Months Ended
	August 31, 2025	August 31, 2024
Net cash used in operating activities	$(947,074)	$(1,957,010)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,016,895	1,982,684
Increase in cash	$69,821	$25,674

Operating Activities

Net cash used in operating activities was $947,074 for the nine months ended August 31, 2025, due to a net loss of $1,308,958, an increase in accounts receivable of $9,828, and an increase in prepaid expenses and other current assets of $25,176, offset by an increase in accounts payable and accrued expenses of $137,115, an increase in interest payable related parties of $85,568, an increase in stock-based compensation of $64,159, an increase in contingent liability for stock to be issued of $31,500, an increase in non-cash board of directors compensation of $14,500, an increase in debt discount amortization of $54,439, an increase in common stock issued for services of $4,000, an increase in depreciation of $5,455, and an increase in right of use asset and liability, net, of $152. Net cash used in operating activities was $1,957,010 for the nine months ended August 31, 2024, due to a net loss of $1,108,700, an increase in accounts receivable of $74,244, a decrease in accounts payable and accrued expenses of $174,126, a decrease in interest payable related party of $43,673, a decrease in prepaid expenses and other current assets of $5,349, a decrease in right of use asset and liability, net, of $618, and a decrease in settlement liability of $618,000, offset by an increase in depreciation of $1,127, an increase in stock-based compensation of $16,573, an increase in stock issued for services of $32,000, and an increase in non-cash board of directors compensation of $18,000.

Investing Activities

There were no investing activities in the nine months ended August 31, 2025 and 2024.

Financing Activities

For the nine months ended August 31, 2025, net cash provided by financing activities was $1,016,895, consisting of advances from USMC of $515,449, increases in the line of credit from USMC of $101,551, net proceeds of $485,395 from notes payable from a third party, and $11,000 in proceeds from loans from a related party, offset by $85,500 payments on the third-party notes and $11,000 payments on loans from a related party. For the nine months ended August 31, 2024, net cash provided by financing activities was $1,982,684, consisting advances in the line of credit from USMC of $1,373,400 and advances from USMC on a convertible note of $618,000, offset by a $8,716 partial payment on a loan from the Chief Executive Officer of the Company.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of August 31, 2025 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2025, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer
(Principal Executive Officer)

Date:	October 15, 2025

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 15, 2025

