Form 10-K
period 2025-11-30
Purebase Corp
filed 2026-03-18
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,408,132. Solely for purposes of this disclosure, shares of common equity held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of March 18, 2026, there were 277,968,151 shares of the registrant’s common stock outstanding.

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

The Company is headquartered in Sutter Creek, California.

Business Overview

We are a natural resource company providing solutions to the agriculture markets in the United States through our two subsidiaries, Purebase AG and Purebase AM.

Until June 2025, we utilized the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial minerals. John Bremer, a director, is also an officer, director, and significant owner of USMC. In addition, until June 2025, a substantial portion of the minerals used by us were obtained from properties owned or controlled by US Mine, LLC, a California limited liability company. Mr. Bremer is also a significant owner of US Mine, LLC.

On June 18, 2025, we entered into a master agreement (the “Master Agreement”) with USMC, US Copper LLC, a Nevada limited liability company (“US Copper LLC”), and US Mine LLC and, together with USMC and US Copper LLC, the “US Mine Entities”), pursuant to which mining rights US Mine LLC granted to us to purchase up to 100,000,000 tons of metakaolin supplementary cementitious materials from properties owned by US Mine LLC and US Mine LLC’s stock option to purchase up to 116,000,000 shares of our common stock at an exercise price of $0.38 per share which were granted pursuant to our Materials Extraction Agreement with US Mine LLC, dated May 27, 2021, as amended on October 6, 2021, and further amended on November 1, 2023, were cancelled.

Agricultural Sector

We develop specialized fertilizers, sun protectants, soil amendments and bio-stimulants for organic and non-organic sustainable agriculture. We have developed products derived from mineralized materials of leonardite, kaolin clay, laterite, and other natural minerals. These mineral and soil amendments are used to protect crops, plants and fruits from the sun and winter damage, to provide nutrients to plants, and to improve dormancy and soil ecology to help farmers increase the yields of their harvests. We are building a brand family under the parent trade name “Purebase,” consisting of our Purebase Shade Advantage WP product, a kaolin-clay based sun protectant for crops and Humic Advantage a humic acid product derived from leonardite.

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

Humic Advantage

The Company sold its first batch of humic acid to a produce grower in Arizona in April 2022.Humic Advantage is a humic acid product derived from leonardite, locally sourced in Ione, California. Humic acid is a group of molecules heterogenous in nature, consisting of both aliphatic and aromatic carbons. We believe that humic acids are an important medium for soil health, water retention, and positive interactions with the soil microbiome. Humic acids can act as a chelator, interacting with other molecules in the soil profile, leading to a decrease in the leaching of metals and nutrients in some cases. Furthermore, some scientific publications have shown that the application of humic acid can increase plant dry mass, particularly in forage crops, due to increases in root matter and nodulation.

Industry Overview

The overview below shows the size and scope of the crops that could potentially use products that we develop:

California’s Top 10 Agricultural Commodities in 2024

According to the California Department of Food and Agriculture (“CDFA”), California’s agricultural abundance includes more than 400 commodities and over a third of the country’s vegetables and nearly three-quarters of the country’s fruits and nuts are grown in California. California’s top-10 valued commodities for the 2024 crop year are:

●	Dairy Products, Milk — $8.61 billion
●	Almonds — $5.66 billion
●	Grapes — $5.64 billion
●	Cattle and Calves — $4.98 billion
●	Lettuce — $3.67 billion
●	Strawberries — $3.46 billion
●	Pistachios — $2.05 billion
●	Tomatoes — $1.64 billion
●	Carrots — $1.57 billion
●	Broilers — $1.37 billion

According to the CDFA, in 2024 California’s farms and ranches received $61.2 billion in cash receipts for their output. This represents a 3.6% increase in cash receipts compared to the previous year.

According to the CDFA, California agricultural exports totaled $22.4 billion in 2023, a decrease of 5.9% from 2022. Top commodities for export included almonds, dairy and dairy products, pistachios, walnuts and wine. California’s agricultural export statistics are produced by the University of California, Davis, Agricultural Issues Center. California organic product sales totaled $11.8 billion in 2023, an increase of 6.3% from the prior year, according to the CDFA. Organic production encompasses over 1.78 million acres in the state and California is the only state in the U.S. with a United States Department of Agriculture (“USDA”) National Organic Program according to the CDFA.

In 2024, as per the USDA, the estimated number of farms in the U.S. were 1,880,000, representing a decline of 14,950 farms from 2022. The total land in farms decreased by 2,100,000 acres in the same period. We believe that this decline will drive farmers to improve crop yields within more limited space. We believe that humic acid can improve yield rates by enhancing soil texture, nutrient buffering capacity, water retention characteristics, and plant growth by enabling efficient uptake of nutrients from soil. We believe that humic acid aids in fighting soil erosion by increasing the ability of soil colloids to combine and by enhancing root system and plant development and can also reduce water salination issues raised in the use of water-soluble mineral fertilizers.

According to the latest research report by Global Market Insights Inc., the North America Humic Acid Market was estimated at $391 million in 2024 and is poised to reach around $1.31 billion by 2034, which is an approximately 12.9% CAGR from 2025 to 2034. Propelled by widespread application of humic acid as fertilizer in agricultural production, the fertilizer use segment is expected to grow from an estimated $255 million in 2025 at around 13.4% CAGR over the analysis timeline. Humic acid offers several benefits, including better efficiency, enhanced soil health, and improved crop quality and yields, which is anticipated to fuel segmental progress in the forthcoming years.

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

Employees

The Company currently has two full-time employees and one part-time employee.

Outside services, relating primarily to agricultural market research and product development, as well as other technical matters related to product development and branding activities, will be provided by various independent contractors.

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

We changed our business focus to our current business of developing agricultural and natural resources as a result of a reorganization with our wholly owned subsidiary PureBase AG in December 2014 and only commenced selling our agricultural products during 2017. We have not yet achieved profitable operations.

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

Our audited consolidated financial statements as of November 30, 2025, have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and generating negative cash flows from operations for the foreseeable future and our significant working capital deficiency, accumulated deficit and net loss for the year ended November 30, 2025, expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of November 30, 2025, we had an accumulated deficit of $66,488,227 and a working capital deficit of $1,104,359. For the fiscal year ended November 30, 2025, we had a net loss from operations of $1,479,577 and negative cash flows from operations of $1,111,833. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future as we execute our development plans for 2026, as well as other potential strategic and business development initiatives. We have previously funded and plan to continue funding these losses primarily through the sale of equity and debt. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate sufficient revenue to fund our operations. There can be no assurance that we will be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital for the foreseeable future in order to continue operations and realize our business plans, the failure of which could adversely impact our operations.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses and financing costs. As of November 30, 2025, we had liabilities of $1,153,690 and a working capital deficiency of $1,104,359. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. During the year ended November 30, 2025, the Company received $101,551 of a $1,000,000 line of credit with USMC, received $515,449 of advances from USMC, received $473,124 (net of debt discounts) in bridge loans from two other sources, received $175,000 from the sale of fixed assets and received $11,000 from its Chief Executive Officer. We secured a $1,000,000 convertible line of credit on February 27, 2026 from CoreTer LLC, a company owned and operated by A. Scott Dockter, our chief executive officer and a director. We have received $532,756 in funds on the line of credit as of the date of this filing. There are no other commitments to provide us with financing. If we are unable to obtain additional financing from other sources, we may have to suspend operations, sell assets and will not be able to execute our plan of operations. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations. Our inability to secure capital to fund exploration and, if warranted, development costs for our mineral resources would create a competitive cost disadvantage in the marketplace which would have a material adverse effect on our operations and potential profitability.

We have been completely dependent on a related party for operating capital and will no longer receive funding from that related party.

Our sales are small and do not provide us with the funds necessary for continuing operations. We have been dependent on USMC to provide funding to us through promissory notes and a line of credit. USMC no longer provides funds to us and if we are unable to raise funds through debt through a third party or through equity financing, then we will not be able to continue operations.

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

We have in the past relied, and for the foreseeable future may continue to rely, solely on USMC, a company controlled by John Bremer, a director, for our mining services.. There can be no assurance that mining services provided by USMC will continue to be available to us or available to us on favorable terms. If we are unable to continue mining services with USMC or find another mining service provider our business operations may be interrupted.

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

Our officers and directors and their affiliates own approximately 77% of the common stock of our company, not including shares that they may have the rights to acquire pursuant to options or other derivative securities. As a result, they have significant influence over our management and affairs and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

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

At the present time we are aware of other companies providing similar agricultural and natural resources as ours. In addition, other entities not currently offering the minerals or product uses similar to ours may enter the agricultural markets. Our natural resources and products will also have to compete with established companies providing minerals which are already in agricultural use. Any such competitors would likely have greater financial, mining production, production facilities, marketing and sales resources than us. Increased competition may result in pricing pressures and the inability to increase market share, which may have an adverse effect on our business, operating results and financial condition.

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

We may lose the ability to sell our products to other countries due to the current tariff situation.

If the imposition of tariffs by the United States on other countries continues, then other countries may impose tariffs on United States products that might make it unprofitable for us to sell current or potentially new products to those countries.

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

Our business strategy is to develop and extract or obtain certain minerals which we believe can have significant commercial applications and value. Our business strategy also includes developing new uses and products derived from these mineral resources, such as the use of Humate for agricultural uses. There is no assurance that we will be able to identify and/or develop commercially viable uses for the mineral resources we will be mining or obtaining. In addition, even if we identify and/or develop commercial uses and markets for our minerals, the time and cost of mining or otherwise obtaining, refining, blending and distributing such minerals may exceed our expectations or, when developed, the amount of minerals available may fall significantly short of our expectations thus providing a lower return on investment or a loss.

We have not yet established sustained and increasing sales from our customer base or distribution system.

Despite expanding our established customer base and distribution system for our agricultural products in fiscal 2022, sales decreased in fiscal 2023, fiscal 2024 and again in fiscal 2025. We have initiated closer relationships with our Arizona and California distributors in the agricultural sector in an effort to increase sales. We have a presence in digital space through LinkedIn and Facebook. Our inability to attract additional customers for our agricultural products, to deliver products in a time and cost-effective manner would have an adverse effect on our results of operations and the growth of our business.

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

Some of our agricultural products will require certain certifications before being suitable for labeling and usage. For example, our agricultural products must be certified under USDA and CDFA specifications and properly labeled. While the Company has certified one of its agricultural products under USDA and CDFA specifications and has received Organic Materials Review Institute certification on its newest product and is currently working with various laboratories and agencies to acquire future certifications, there is no assurance that future certifications will be obtained.

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

Our securities are quoted on the OTCID Basic Market, which does not provide us as much liquidity for our investors as an exchange, such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the OTCID Basic Market, which provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities quoted on the OTCID Basic Market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCID Basic Market. Quotes for stocks included on the OTCID Basic Market are not widely publicized. Therefore, prices for securities traded solely on the OTCID Basic Market may be more difficult to obtain and holders of our securities may be unable to resell their securities in a timely manner or at stable prices, or at any price. We cannot assure you a liquid public trading market in our common stock will develop.

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

Our Articles of Incorporation authorizes the issuance of 520,000,000 shares of common stock of which as of March 18, 2026, 277,968,151 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services, conversion of debt, equity financing or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

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

We have reported material weaknesses in internal controls over financial reporting as of November 30, 2025, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

Office Facilities

The Company leased its corporate offices under a two-year lease, with USMC, a related party, for 1,000 square feet of office space located in Ione, California (the “Ione Lease”). Effective November 1, 2022, the Ione Lease was amended to extend the lease through October 2024 and to add an additional 700 square feet of office space for a total monthly rental price of $3,500 per month. Effective November 1, 2024, the Ione Lease was amended to change the term to month-to-month at $1,500 per month. The Company no longer leased the additional 700 square feet. In May 2025, the Company moved its corporate offices to Sutter Creek, California and leases office space from its Chief Executive Officer for $1,500 per month. The lease expires in April 2026.

Mineral Properties and Interests

Snow White Mine in San Bernardino County, CA

On November 28, 2014 US Mining and Minerals Corporation entered into a purchase agreement in which it agreed to sell its fee simple property interest and certain mining claims to USMC. In contemplation of the Company’s Reorganization, on December 23, 2014, USMC assigned its rights and obligations under the purchase agreement to the Company pursuant to an assignment of purchase agreement. The purchase agreement provides for the sale of approximately 280 acres of mining property containing 5 placer mining claims known as the Snow White Mine located near Barstow, California in San Bernardino County. The property is covered by a Conditional Use Permit allowing for the mining of the property and a Plan of Operation and Reclamation Plan has been approved by San Bernardino County and the BLM. An initial deposit of $50,000 was paid to escrow, and the purchase agreement required the payment of an additional $600,000 at the end of the escrow period. There was a delay in the original seller, Joseph Richard Matthewson, receiving a clear title to the property and a fully permitted project, both of which were conditions to closing. In light of the foregoing, and the payment of an additional $25,000, the parties agreed to extend the closing. Due to delays in the Company securing the necessary funding to close the purchase of the Snow White Mine property, John Bremer, a shareholder and a director of the Company, paid $575,000 to acquire the property on or about October 15, 2015. Mr. Bremer will transfer title to the Company when the Company pays Mr. Bremer $575,000 plus expenses, however, the Company is under no obligation to do so. The mining claims require a minimum royalty payment of $3,500 per year to be made by the Company in order to maintain its purchase rights.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCID Basic Market under the symbol “PUBC.” On March 17, 2026, the closing price of our common stock reported by the OTCID Market was $0.018 per share.

Holders of Common Stock

As of March 17, 2026, there were 100 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of November 30, 2025:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,951,027	$0.06	5,048,973
Equity compensation plans not approved by security holders (2)	9,169,400	$2.53	-

(1)	Represents options to purchase (i) 50,000 shares of common stock granted to a consultant for services provided under the 2017 Stock Option Plan and (ii) options to purchase 4,901,027 shares of common stock granted to employees and directors under the 2017 Stock Option Plan

(2)	Represents options to purchase (i) 300,000 shares of common stock granted to our former Chief Financial Officer for services provided to the Company prior to implementation of the 2017 Stock Option Plan, (ii) 200,000 shares of common stock granted to a former employee for services provided to the Company prior to implementation of the 2017 Stock Option Plan, and (iii) 8,669,400 shares of common stock issued to James Todd Gauer as part of a legal settlement.

2017 Stock Option Plan

The Board of Directors approved the Company’s 2017 Stock Option Plan (the “2017 Plan”) on November 10, 2017, and the Company’s stockholders approved the 2017 Plan on November 10, 2017. The 2017 Plan provides for stock-based and other awards to the Company’s employees, consultants and directors.

The maximum number of shares of our common stock that may be issued under the 2017 Plan is 10,000,000 shares, which may be replenished and will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2018, and ending on (and including) January 1, 2026, in an amount equal to the greater of (i) 10% of the total number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (ii) 10,000,000 shares. As of the date of this Report, 5,048,973 shares of the Company’s common stock are available for issuance under the 2017 Plan.

Shares subject to stock awards granted under the 2017 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under the 2017 Plan

The maximum number of shares of common stock that may be subject to awards granted under the 2017 Plan to any one individual during any calendar year may not exceed 1% of the total number of shares of common stock issued and outstanding as of the award grant date (as adjusted from time to time in accordance with the provisions of the 2017 Plan).

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

Business Overview

We are a natural resource company providing solutions to the agriculture markets in the United States through our two subsidiaries, Purebase AG and Purebase AM.

Until June 2025, we utilized the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial minerals. John Bremer, a director, is also an officer, director, and significant owner of USMC. In addition, until June 2025, a substantial portion of the minerals used by us were obtained from properties owned or controlled by US Mine, LLC, a California limited liability company. Mr. Bremer is also a significant owner of US Mine, LLC.

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

On June 18, 2025, the Company entered into the Master Agreement with the US Mine Entities, pursuant to which mining rights US Mine LLC granted to us to purchase up to 100,000,000 tons of metakaolin supplementary cementitious materials from properties owned by US Mine LLC and US Mine LLC’s stock option to purchase up to 116,000,000 shares of our common stock at an exercise price of $0.38 per share which were granted pursuant to our Materials Extraction Agreement with US Mine LLC, dated May 27, 2021, as amended on October 6, 2021, and further amended on November 1, 2023, were cancelled.

Results of Operations

Comparison of the Year Ended November 30, 2025 to the Year Ended November 30, 2024

	November 30,	November 30,
	2025	2024	Variance
Revenue, net	$285,435	$310,511	$(25,076)
Cost of goods sold	72,933	80,703	(7,770)
Operating income	212,502	229,808	(17,306)
Operating Expenses:
Selling, general and administrative	1,611,652	1,584,333	27,319
Stock based compensation	80,427	20,762	59,665
Loss from operations	(1,479,577)	(1,375,287)	(104,290)
Loss on disposal of assets	(198,542)	-	(198,542)
Impairment of assets	(194,922)	-	(194,922)
Interest expense	(316,074)	(422)	(315,652)
Interest expense, related party	(88,189)	(99,436)	11,247
Loss before provision for income taxes	(2,277,304)	(1,475,145)	(802,159)
Provision for income taxes	2,400	2,400	-
Net Loss	$(2,279,704)	$(1,477,545)	$(802,159)

Revenues

Revenues decreased by $25,076, or 8%, for the year ended November 30, 2025, as compared to the year ended November 30, 2024. The decrease is primarily attributable to one customer from 2024 purchasing less product in 2025, partially offset by one customer from 2024 purchasing more product in 2025.

Cost of Goods Sold

Cost of goods sold decreased by $7,770 or 10% for the year ended November 30, 2025, as compared to the year ended November 30, 2024. The decrease is primarily attributable to the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $27,319, or 1%, for the year ended November 30, 2025, as compared to the year ended November 30, 2024 due to an increase in general and administrative wages of $128,151 and selling and marketing expenses of $16,296, offset by decreases in other general and administrative expenses of $19,010, and in professional services of $98,118.

Stock Based Compensation

Stock-based compensation increased by $59,665, or 287%, for the year ended November 30, 2025, as compared to the year ended November 30, 2024 primarily due to the February 6, 2025 repricing of options under the 2017 Equity Incentive Plan of $33,461 and the granting of new options.

Other Income (Expenses)

Loss on disposal of assets increased to $198,542 for the year ended November 30, 2025, as compared to $0 for the year ended November 30, 2024, due to the loss on the sale of some unused equipment.

Impairment of assets increased to $194,922 for the year ended November 30, 2025, due to the write off of the SCM pilot plant as the Company decided to no longer pursue the SCM market.

Interest expense increased to $316,074 for the year ended November 30, 2025, as compared to $422 for the year ended November 30, 2024 due to debt discount amortization of the two bridge loans with J.J. Astor and the bridge loan with Vanquish Funding Group. See Note 6 to the financial statements.

Interest expense related party decreased to $88,189 for the year ended November 30, 2025, as compared to $99,436 for the year ended November 30, 2024 primarily as a result of the conversion to shares of common stock of the Company of notes payable and lines of credit with USMC.

Liquidity and Capital Resources

As of November 30, 2025, we had cash on hand of $5,304 and a working capital deficiency of $1,104,359, as compared to cash on hand of $28,100 and a working capital deficiency of $1,093,058 as of November 30, 2024. The increase in working capital deficiency of $11,301 is a result of the conversion to common stock of $1,000,000 of the line of credit with USMC, the conversion to common stock of $416,449 of advances from USMC, an increase in prepaid expenses of $17,330, a decrease in interest payable related party of $25,292, and the conversion to common stock of $17,000 in convertible notes payable related parties, offset by an increase in advances from USMC of $515,449, an increase in notes payable to J.J.Astor of $514,353, an increase in notes payable to Vanquish Funding Group of $107,563, an increase in the line of credit with USMC of $101,551, an increase of accounts payable and accrued expenses of $206,493, an increase in convertible notes payable related parties of $19,000, a decrease in net right of use asset/liability of $167, and a decrease in cash of $22,796.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2026, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses with cash advances from USMC and the sale of equity and convertible notes. The Company will no longer be funded by infusions of cash from advances from USMC. The Company secured a $1,000,000 convertible line of credit on February 27, 2026 from CoreTer LLC, a related party. We have received $532,756 in funds on the line of credit as of the date of this filing.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with bridge loans and equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Currently there are no other arrangements or agreements for financing, and management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt by our independent registered public accounting firm about the Company’s ability to continue as a going concern for the twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

Going Concern

The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through November 30, 2025 of $66,488,227, as well as negative cash flows from operating activities and a working capital deficiency. During the year ended November 30, 2025, the Company received net cash proceeds of $617,000 from USMC from a note payable issued and the line of credit, $373,124 from J.J. Astor, $100,000 from Vanquish Funding Group, $175,000 from the sale of fixed assets and $11,000 from A. Scott Dockter, our CEO. The Company does not have sufficient cash to meet its obligations in the twelve months following the date of this Annual Report if it does not generate additional revenue and obtain financing from either a debt or equity raise. The Company will no longer receive financing from USMC. The Company secured a $1,000,000 convertible line of credit on February 27, 2026 from CoreTer LLC, a related party. We have received $532,756 in funds on the line of credit as of the date of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company. There can be no assurance that the Company will be successful with its fund-raising initiatives.

Working Capital Deficiency

	November 30,	November 30,
	2025	2024
Current assets	$49,331	$47,612
Current liabilities	1,153,690	1,140,670
Working capital deficiency	$(1,104,359)	$(1,093,058)

The increase in current assets is primarily the result of an increase in prepaid expenses and the right of use asset, offset by a decrease in cash. The increase in current liabilities is primarily a result of the increase in notes payable to J.J. Astor and Vanquish Funding Group, an increase in accounts payable and accrued expenses, an increase in advances related party, an increase in lease liability, and an increase in convertible notes payable related party, offset by the decrease in the lines of credit related party and interest payable related party due to the conversion to common stock.

Cash Flows

	Year Ended November 30,
	2025	2024
Net cash used in operating activities	$(1,111,833)	$(2,167,932)
Net cash provided by (used in) investing activities	175,000	(1,538)
Net cash provided by financing activities	914,037	2,191,998
Increase (decrease) in cash	$(22,796)	$22,528

Operating Activities

Net cash used in operating activities was $1,111,833 for the year ended November 30, 2025 and was due to the net loss of ($2,279,704), offset by the net changes in operating assets and liabilities of $825,611, and the net changes in non-cash expenses of $342,260.

Net cash used in operating activities was $2,167,932 for the year ended November 30, 2024 and was due to the net loss of ($1,477,545) and net changes in operating assets and liabilities of ($796,297), which were offset by non-cash expenses of $105,910.

Investing Activities

Net cash provided by investing activities was $175,000 for the year ended November 30, 2025 due to the sale of property and equipment.

Net cash used in investing activities was $1,538 for the year ended November 30, 2024 due to the purchase of property and equipment.

Financing Activities

For the year ended November 30, 2025, net cash provided by financing activities was $914,037, of which $515,449 was advances from USMC, $101,551 was a line of credit with USMC, $373,124 was bridge loans from J.J. Astor, $100,000 was a bridge loan from Vanquish Funding Group, and $11,000 from A. Scott Dockter, our CEO, which were offset by $176,087 in payments to J.J. Astor on the bridge loans and $11,000 in payments to A. Scott Dockter in connection with outstanding notes payable.

For the year ended November 30, 2024, net cash provided by financing activities was $2,191,998, of which $618,000 was advances from USMC through a note payable, $1,551,714 was lines of credit with USMC, and $31,000 was a loan from a related party, which were offset by $8,716 in payments to A. Scott Dockter in connection with an outstanding note payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

Inflationary factors such as increases in the costs to purchase products, to acquire mineral rights and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a continued high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our services do not increase with these increased costs.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the fiscal year ended November 30, 2025. We believe that the accounting policies below are critical to fully understand and evaluate our financial condition and results of operations.

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

Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the year ended November 30, 2025.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of November 30, 2025 due to the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of November 30, 2025 was not effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Position
A. Scott Dockter	69	Chief Executive Officer, President and Director
Stephen Gillings	76	Chief Financial Officer
Kimberly Kurtis	53	Director
John Bremer	76	Director
Jeffrey Guzy	74	Director

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

A. Scott Dockter – Chief Executive Officer, President and Director

A Scott Dockter has been Chief Executive Officer, President and a director of the Company since September 24, 2014, Chief Financial Officer from May 24, 2019 to January 21, 2021, and from March 25, 2021 to December 12, 2023, and President and a director of PureBase AG since January 22, 2014. Mr. Dockter has also served as the chief executive officer and a director of USMC from 2012 until June 18, 2025. Mr. Dockter was a manager-member of US Agricultural Minerals, LLC (“USAM”) from its inception in June 2013 until its acquisition by PureBase AG on November 24, 2014. Mr. Dockter was a manager-member of US Mine, LLC, a Nevada limited liability company, which owns a 3,306-acre mining property located in Ione, California. From July 2010 to June 2012, Mr. Dockter served as Chief Executive Officer, President and Chairman of Steele Resources Corp., a public company and its subsidiary Steele Resources, Inc. which were involved in the property evaluation and exploration for gold. Since July 2025, Mr. Dockter has served as Chief Executive Officer of CoreTer LLC, a mining and resource company. Over the course of his 30-year career, Mr. Dockter has been responsible for the development of several large open pit and underground mines in the United States, having worked extensively in the states of Nevada, California, Idaho, and Montana. Mr. Dockter has a comprehensive involvement in the mining business, including exploration, permitting, mine development, construction, financing, operations, asset acquisitions, and marketing and sales, with a wide range of commodities including industrial minerals, gold, silver, copper and other precious metals.

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

Dr. Kimberly Kurtis – Director

Dr. Kimberly Kurtis has been a director of the Company since August 10, 2021. Dr. Kurtis has been Associate Dean and a professor in the School of Civil and Environmental Engineering at Georgia Institute of Technology (“Georgia Tech”) since 2014. Dr. Kurtis joined Georgia Tech’s faculty in January 1999. Dr. Kurtis has served as Georgie Tech’s ADVANCE Professor from 2012 to 2014, and she holds a courtesy appointment in the School of Materials Science and Engineering. Dr. Kurtis earned a BSE in Civil Engineering in 1994 from Tulane University under a Dean’s Honor Scholarship, and a M.S. in 1995 and PhD in 1998 in Civil Engineering from the University of California, Berkeley, where Dr. Kurtis was a Henry Hilp Fellow and a National Science Foundation Fellow. Dr. Kurtis’s research on the multi-scale structure and performance of cement-based materials has resulted in more than 200 technical publications and three U.S. patents.

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

Compensation Committee

The Compensation Committee currently has two members, Jeffrey Guzy, Chairman, and Kimberly Kurtis. The Compensation Committee initially determines matters relating to executive officer compensation, including the issuances of stock options and other compensatory matters. The Compensation Committee then makes recommendations to the Board of Directors concerning such executive officer compensation.

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

Director Compensation

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended November 30, 2025:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeffrey Guzy	$21,000	$-	$-	-	-	-	$21,000
Brady Barto	$2,000	$-	$-	-	-	-	$2,000
Kimberly Kurtis	$17,000	$-	$-	-	-	-	$17,000

On April 8, 2021, the Company entered into the Guzy Director Agreement pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2025, the company has debt of $8,000 owed to Mr Guzy to be paid in cash.

On August 13, 2021, the Company entered into the Kurtis Director Agreement pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2025, the Company has debt in the amount of $45,000 owed to Dr. Kurtis.

On September 11, 2023, the Company entered into the Barto Agreement pursuant to which Mr. Barto agreed to devote as much time as is necessary to perform completely the duties as a director. Mr. Barto was to be notified within 30 days before the end of the twelve months whether his contract would be renewed under the same terms of compensation. As compensation therefor, Mr. Barto was entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Barto at the end of the twelve-month term or at his earlier removal or resignation will be converted into common stock at the lower price of $0.15 per share or the VWAP of the common stock for the 20-days from the last date of Mr. Barto being on the board. Mr. Barto was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15 per share. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. Mr. Barto resigned as director on February 5, 2025. On June 24, 2025, $17,000 cash fees owed to Mr. Barto under the Barto Director Agreement were converted into 250,050 shares of the Company’s common stock.

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

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that during the fiscal year ended November 30, 2025, the Reporting Persons timely filed all such reports, except that Jeffrey Guzy failed to timely file a Form 4 to report the change in exercise price of stock options.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to, earned by or paid to our Chief Executive Officer and our other executive officer who received compensation in excess of $100,000 during the fiscal year ended November 30, 2025 (each, a “Named Executive Officer”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($ )	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
A. Scott Dockter,	2025	120,000	-	-	-	-	-	-	120,000
Chief Executive Officer, President and Director	2024	120,000	-	-	-	-	-	-	120,000
Stephen Gillings, Chief Financial	2025	100,000	-	-	16,199	-	-	-	116,762
Officer	2024	100,000	-	-	16,762	-	-	-	116,199

Employment Agreements

Except for Mr. Gillings’ employment agreement described above, the Company does not have any employment agreements with its executive officers.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Outstanding Equity Awards at November 30, 2025

The table below reflects all equity awards made to any Named Executive Officer that were outstanding on November 30, 2025.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Stephen Gillings	06/06/2025	-		200,000	(1)	$0.06	02/06/2031
	12/13/2023	200,000	(2)	-		$0.06	02/06/2030

(1)	Shares subject to the option vest on February 6, 2026.
(2)	Shares subject to the option vested on December 13, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 17, 2026, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) the Named Executive Officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o PureBase Corporation, 14110 Ridge Road, Sutter Creek, California 95685. The percentages below are calculated based on 277,968,151 shares of common stock issued and outstanding as of March 17, 2026.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent
5% Stockholders
US Mine Corporation (1) 8625 Highway 124 Ione, California 95640	136,635,328	(1)	49.2%
Bremer Family 1995 Living Family Trust (3) 1660 Chicago Avenue Riverside, California 92506	40,163,000	(2)	14.4%
James Todd Gauer 401 Bay Street, Suite 2410 Toronto, ON M5H2Y4 Canada	17,338,800	(3)(4)	6.0%
Directors and Executive Officers
A. Scott Dockter	36,643,795		13.2%
John Bremer	40,163,000	(5)(6)	14.4%
Dr. Kimberly Kurtis	1,222,424	(7)	*
Jeffrey Guzy	1,410,000	(8)	*
Stephen Gillings	400,000	(9)	*
Directors and officers as a group (6 persons)	79,825,,886	(5)(10)	28.5%

*Represents less than 1%

(1)	John Bremer, President and a director of USMC is a 33% owner of USMC, and Craig Barto is a 67% owner of USMC, and share voting and dispositive power over the shares held by USMC in relation to their ownership of USMC.

(2)	John Bremer, as trustee of the Bremer Family 1995 Living Family Trust (“Bremer Trust”), has voting and dispositive power over the shares held by the Bremer Trust.

(3)	Incudes a currently exercisable option to purchase 8,669,400 shares.

(4)	Includes 8,501,400 shares and 168,000 shares owned by Baystreet Capital Management Corp and Bayshore Capital, LLC., respectively, over which James Todd Gauer has sole voting and dispositive power.

(5)	Represents 40,163,000 shares owned by the Bremer Trust of which Mr. Bremer, as trustee has sole voting and dispositive power.

(6)	Excludes 45,545,109 shares held by USMC which represents Mr. Bremer’s 33% ownership of USMC.

(7)	Includes currently exercisable options to purchase 842,424 shares and 300,000 shares which are issuable in lieu of director’s fees pursuant to the Kurtis Director Agreement.

(8)	Includes currently exercisable options to purchase 1,100,000 shares.

(9)	Represents currently exercisable options.

(10)	Includes options to purchase an aggregate of 2,342,424 shares and 300,000 shares issuable in lieu of directors’ fees.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below, since December 1, 2022, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, more than 5% of our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

John Bremer, a director, is also an officer, director and owner of USMC and US Mine LLC.

The following tables outline the related parties associated with the Company and amounts due for each period indicated:

	During the year ended November 30, 2025	During the year ended November 30, 2024
US Mine Corporation – Convertible Notes and Accrued Interest, Expenses Paid, and Cash Advances	$103,336	$1,578,592
A. Scott Dockter – Promissory Note, Interest	$42,361	$42,263
Kimberly Kurtis – Convertible Note, Board Member	$45,000	$28,000
John Bremer – Promissory Note, Principal and Interest	$33,685	$31,000
Brady Barto – Convertible Note, Board Member	$-	$15,000

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and a company 25% owned by A. Scott Dockter, our President and Chief Executive Officer, and a director, and 25% owned by John Bremer, a director, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $0 were rendered by USMC for the fiscal years ended November 30, 2025 and 2024, respectively. For the year ended November 30, 2025, the Company paid USMC $65,325 under the mining agreement and $28,200 was unpaid at November 30, 2025. For the year ended November 30, 2024, the Company paid USMC $68,801 under the mining agreement and $450 was unpaid at November 30, 2024.

During the fiscal years ended November 30, 2025 and 2024, USMC paid $3 and $13,632, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of $617,000 and $2,169,714, respectively

On April 7, 2022, the Company entered into a Securities Purchase Agreement with USMC pursuant to which USMC may purchase up to $1,000,000 of the Company’s 5% unsecured two-year promissory notes in one or more closings. The notes are convertible into the Company’s common stock at a conversion price of $0.39 per share. USMC purchased notes in the principal amounts of $470,862, $140,027, and $308,320 on August 30, 2022, November 29, 2022, and February 28, 2023, respectively. On January 31, 2024, USMC converted the outstanding principal of the three notes and accrued interest of $33,476, $8,210, and $14,233 on the August 30, 2022, the November 29, 2022, and the February 28, 2023 notes, respectively, into a total of 2,500,330 shares of the Company’s common stock.

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

Note payable – USMC

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

Lines of Credit – USMC

On July 10, 2023, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The July 10, 2023 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until July 10, 2024. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share on the maturity date. As of the date of this filing, there have been $1,000,000 total advances from USMC under the July 10, 2023 line of credit agreement. As of February 28, 2025, the accrued interest on the July 10, 2023 line of credit was $0. On March 31, 2024, the noteholder converted the July 10, 2023 line of credit principal of $1,000,000 and accrued interest of $25,640 into 10,256,400 shares of common stock.

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share on the maturity date. As of November 30, 2025, there have been total advances of $1,000,000 from USMC under the March 7, 2024 line of credit agreement. Total interest expense for the year ended November 30, 2025 and 2024 was $43,518 and $16,840, respectively. The line of credit was fully funded in January 2025. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $1,000,000 and accrued interest of $75,928 through June 16, 2025 of the March 7, 2024 line of credit with USMC were converted into 13,449,106 shares of the Company’s common stock at a conversion price of $0.08 per share.

USMC has advanced an additional $515,449 to the Company as of November 30, 2025. There was $4,336 in accrued interest as of November 30, 2025, based on an estimated interest rate of 8% per annum pursuant to the interest rate on the existing line of credit. On June 16, 2025, principal of $416,449 and accrued interest through June 16, 2025 of $10,360 were converted into 5,335,107 shares of the Company’s common stock at a conversion price of $0.08 per share. Advances of $99,000 and accrued interest of $4,336 were not converted into shares of common stock.

Line of Credit - CoreTer

On February 27, 2026, Purebase Corporation, a Nevada corporation (the “Company”) entered into a line of credit agreement (the “Line of Credit Agreement”) with CorTer, LLC, a Nevada limited liability company (“CoreTer”) which is owned and managed by A. Scott Dockter, the Company’s Chief Executive Officer, under which CoreTer agreed to make an unsecured loan to the Company of up to $1,000,000 until February 27, 2027. Any loan amounts may be prepaid by the Company without interest or penalty. The Company has received $532,756 in funds on the line of credit as of the date of this filing.

On February 27, 2026, the Company also issued an unsecured promissory note to CoreTer, in the principal amount of the lesser of (i) $1,000,000 and (ii) the aggregate unpaid principal amount of all loans made pursuant to the Line of Credit Agreement, together with all accrued interest thereon. The Note bears interest at the rate of 8% per annum and matures on February 27, 2027. The holder of the Note has the right to convert any outstanding principal and interest under the Note into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the weighted average closing price of the Company’s common stock for the twenty trading days prior to the conversion of the Note. The number of Conversion Shares to which the holder may be entitled is subject to adjustments as a result of stock dividends, divisions, splits, combinations, reclassifications or certain corporate actions, as described in the Note. Upon the occurrence of an event of default as described in the Note, any outstanding principal amount and accrued interest thereon will become immediately due and payable.

A related party advanced the Company $31,000 on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. Total interest expense for the year ended August 31, 2025 was $2,685.

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

Executive Officers

On August 31, 2017, the Company issued a promissory note in the principal amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company to consolidate total amounts of indebtedness due to Mr. Dockter. The note bears interest at 6% and is due upon demand. Since December 1, 2020, the Company has repaid $127,816 towards the balance of the note. As of November 30, 2025 the outstanding principal balance due on this note is $0 and the accrued interest is $42,361.

On June 20, 2025, the Company issued a note in the amount of $5,000 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to provide short-term funds to the Company. The note bears interest at 8% and is due upon the Company becoming cash flow positive from operations. During the year ended November 30, 2025, the Company made $5,000 in payments towards the outstanding balance of the note. Total interest expense on the note was $69 for the year ended November 30, 2025. The balance on the note was $0 as of November 30, 2025. There was $0 of accrued interest as of November 30, 2025.

On June 30, 2025, the Company issued a note in the amount of $6,000 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to provide short-term funds to the Company. The note bears interest at 8% and is due upon the Company becoming cash flow positive from operations. During the year ended November 30, 2025, the Company made $6,000 in payments towards the outstanding balance of the note. Total interest expense on the note was $29 for the year ended November 30, 2025. The balance on the note was $0 as of November 30, 2025. There was $0 of accrued interest as of November 30, 2025.

In connection with Stephen Gillings’ appointment as Chief Financial Officer of the Company, on December 13, 2023, the Company granted Mr. Gillings a five-year stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.09 per share. The shares subject to the option became exercisable on December 13, 2024. The stock option was repriced to $0.06 per share on February 6, 2025 and the expiration date was extended to February 6, 2031. On February 6, 2025, Mr. Gillings was granted a five-year stock option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.06 per share. The shares subject to the option become exercisable on February 6, 2026.

Director Independence

We believe that Jeffrey Guzy and Kimberly Kurtis would be deemed “independent” under the applicable NASDAQ definition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the aggregate fees billed to the Company for professional services rendered by our principal accountants, Turner, Stone & Company, LLP (“TSC”) for the years ended November 30, 2025 and 2024:

	Years Ended November 30,
Services	2025	2024
Audit fees	$89,865	$68,250
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$89,865	$68,250

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Plan and Agreement of Reorganization among Port of Call Online, Inc., PureBase, Inc. and certain stockholders of PureBase, Inc., dated December 23, 2014	8-K	2.1	12/24/2014
2.2	Plan and Agreement of Reorganization among PureBase, Inc., US Agricultural Minerals, LLC and the members of US Agricultural Minerals, LLC, dated November 24, 2014	8-K	10.4	12/24/2014
3.1	Articles of Incorporation	S-1	3.1	05/13/2013
3.2	Certificate of Change to Articles of Incorporation (stock split), effective November 7, 2014	10-K	3.1.2	03/16/2015
3.3	Amendment to the Articles of Incorporation (stock split), effective January 12, 2015	10-K	3.1.3	03/16/2015
3.4	Certificate of Change to Articles of Incorporation (stock split), effective June 15, 2015	8-K	3.1.4	06/16/2015
3.5	Bylaws	S-1	3.2	05/13/2013
4.1	Description of Securities	10-K	4.1	03/16/2021
4.2	Form of 5% Unsecured Convertible Promissory Note	8-K	4.1	04/14/2022
4.3	5% Convertible Note between the Company and US Mine Corp., dated March 14, 2022	8-K	4.2	04/14/2022
4.4	8% Unsecured Convertible Grid Note issued to US Mine Corp. on July 10, 2023	8-K	4.1	07/13/2023
10.1	Distribution Agreement between the Company and New Ag Technologies, Inc., dated September 5, 2019	10-Q	10.1	10/18/2019
10.2	Debt Exchange Agreement between the Company and US Mine Corp, dated September 5, 2019	8-K	10.10	09/10/2019
10.3	Securities Purchase Agreement between the Company and US Mine Corp, dated September 26, 2019	10-Q	4.1	10/18/2019
10.4	Securities Purchase Agreement between the Company and US Mine Corp, dated March 17, 2021	8-K	10.1	03/23/2021
10.5	Amendment to Debt Exchange Agreement, dated February 7, 2020, between the Company and US Mine Corp.	8-K	10.1	02/13/2020
10.6	Investment Banking Agreement, dated October 23, 2018 between the Company and Newbridge Securities Corporation	10-K	10.11	02/28/2020
10.7	Compensation Committee Charter	10-K	10.12	02/28/2020
10.8	Purchase and Sale Agreement between the Company and Bremer Family 1995 Living Family Trust, dated April 1, 2020	8-K	10.13	04/03/2020
10.9	Director Agreement dated as of April 8, 2020, between the Company and Jeffrey Guzy	8-K	10.14	04/09/2020
10.10	Materials and Supply Agreement between the Company and US Mine Corp, dated April 22, 2020	8-K	10.1	04/28/2020
10.11	Asset Purchase Agreement by and between the Company and Quove Corporation, dated May 1, 2020	8-K	10.1	05/07/2020
10.12	5% Convertible Note between the Company and US Mine Corp, dated December 1, 2019	10-K	10.11	03/16/2021
10.13	5% Convertible Note between the Company and US Mine Corp, dated January 1, 2020	10-K	10.12	03/16/2021
10.14	5% Convertible Note between the Company and US Mine Corp, dated February 1, 2020	10-K	10.13	03/16/2021
10.15	5% Convertible Note between the Company and US Mine Corp, effective December 1, 2020	10-K	10.15	03/15/2022
10.16	5% Convertible Note between the Company and US Mine Corp, dated March 17, 2021	8-K	4.1	03/23/2021
10.17	Materials Extraction Agreement, dated May 27, 2021, by and between the Company and US Mine, LLC	8-K	10.14	05/27/2021
10.18	2.5% Convertible Note between the Company and US Mine, LLC, dated May 27, 2021	8-K	4.2	05/27/2021
10.19	Director Agreement, dated as of August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.15	08/17/2021
10.20	Option Agreement, dated August 13, 2021, between the Company and Kimberly Kurtis	8-K	10.16	08/17/2021
10.21	Amendment to Materials Extraction Agreement, dated October 6, 2021, between the Company and US Mine, LLC	8-K	10.17	10/06/2021

10.22	Stock Option Agreement, dated October 6, 2021, between the Company to US Mine, LLC	8-K	10.18	10/06/2021
10.23	5% Convertible Note between the Company and US Mine Corp, dated March 14, 2022	10-K	10.23	02/28/2023
10.24	5% Convertible Note between the Company and US Mine Corp, dated August 30, 2022	10-K	10.24	02/28/2023
10.25	5% Convertible Note between the Company and US Mine Corp, dated November 29, 2022	10-K	10.25	02/28/2023
10.26	Investment Banking Agreement, dated May 19, 2022 between the Company and Newbridge Securities Corporation	10-K	10.26	02/28/2023
10.27	Amendment No. 1 to Director Agreement, dated August 26, 2022, between the Company and Jeffrey Guzy	10-K	10.27	02/28/2023
10.28	Amendment No. 1 to Director Agreement, dated August 26, 2022, between the Company and Dr. Kimberly Kurtis	10-K	10.28	02/28/2023
10.29	First Amendment to Promissory Notes, dated April 7, 2022, by and between the Company and U.S. Mine Corp.	8-K	10.1	04/14/2022
10.30	Securities Purchase Agreement, dated April 7, 2022, effective as of March 23, 2022, between the Company and US Mine Corp.	8-K	10.2	04/14/2022
10.31	First Amendment to Purchase and Sale Agreement, dated April 14, 2022, between the Company and Bremer Family 1995 Living Family Trust	8-K	10.3	04/14/2022
10.32	Amended and Restated Amendment to Materials Extraction Agreement, dated June 17, 2022, by and between the Company and US Mine, LLC	8-K/A	10.22	06/21/2022
10.33	Settlement Agreement, dated June 2, 2022, among the Company, Agregen International Corporation, Robert Hurtado, James Todd Gauer and John Gingerich.	8-K/A	10.1	09/30/2022
10.34	Option Agreement, dated June 3, 2022.	8-K/A	10.2	09/30/2022
10.35	Ione Lease Amendment, dated 11/1/2022	10-K	10.35	02/28/2023
10.36	2017 Stock Option Plan	10-K	10.36	02/28/2023
10.37	Amended and Restated Amendment to Materials Extraction Agreement, dated June 17, 2022, by and between Purebase Corporation and US Mine, LLC	8-K/A	10.22	06/21/2022
10.38	Line of Credit Agreement, dated July 10, 2023 between the Company and US Mine Corp	8-K	10.1	07/13/2023
10.39	Director Agreement, dated September 11, 2023, between the Company and Brady Barto	8-K	10.38	09/15/2023
10.40	Option Agreement, dated September 11, 2023, between the Company and Brady Barto	8-K	10.39	09/15/2023
10.41	Second Amendment to Materials Extraction Agreement, dated November 1, 2023	8-K	10.1	11/07/2023
10.42	Employment Agreement, dated December 13, 2023, between the Company and Stephen Gillings	8-K	10.1	12/15/2023
10.43	Advisory Service Agreement, dated June 9, 2023, between the Company and Karen Scrivener	10-K	10.43	02/28/2024
10.44	Purebase Master Agreement, dated as of June 18, 2025, US Mine Corp., US Copper LLLC, US Mine LLC and the Company	8-K	10-1	7/9/2025
10.45	Recission Agreement, dated as of June, 18, 2025, between the Company and Bremer Family 1995 Living Family Trust	8-K	10.2	7/9/2025
10.46	Assignment of Lease, dated as of June 18, 2025, between US Mine Corp. and the Company	8-K	10.3	7/9/2025
10.47	Master Agreement, dated as of June 18, 2025, between Arthur Scott Dockter, Teresa Dockter, US Mine Corp., US Copper LLC and US Mine LLC	8-K	10.4	7/9/2025
10.48	Purebase Common Stock Purchase Agreement, dated as of June 18, 2025, between Arthur Scott Dockter and US Mine Corp.	8-K	10.5	7/9/2025
10.49	Loan Agreement, dated as of July 31, 2025, between Dockter Farms LLC, JJ Astor & Co. and the Company	8-K	10.1	8/7/2025
10.50	Secured Promissory Note, dated as of July 31,2025, between Dockter Farms LLC, JJ Astor & Co. and the Company between Dockter Farms LLC, JJ Astor & Co. and the Company	8-K	10.2	8/7/2025
10.51	Pledge and Security Agreement, dated as of July 31, 2025, between Dockter Farms LLC, JJ Astor & Co. and the Company	8-K	10.3	8/7/2025
10.52	Securities Purchase Agreement, dated September 24, 2025, between the Company and Vanquish Funding Group Inc.	8-K	10.1	10/14/25
10.53	$123,050 Promissory Note, issued September 24, 2025 to Vanquish Funding Group Inc.	8-K	10.2	10/14/25
14.1	Code of Business Conduct and Ethics	10-K	14	2/28/2018
21.1	Subsidiaries of the Registrant	10-K	21.1	02/28/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer and President (Principal Executive Officer)
Date:	March 18, 2026

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer, Chief Financial Officer, President and Director
Date:	March 18, 2026

By:	/s/ Jeffrey Guzy
Jeffrey Guzy
Director
Date:	March 18, 2026

By:	/s/ John Bremer
John Bremer
Director
Date:	March 18, 2026

By:	/s/ Kimberly Kurtis
Kimberly Kurtis
Director
Date:	March 18, 2026

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Purebase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Purebase Corporation (the “Company”) as of November 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company expects to continue incurring operating losses and generating negative cash flows from operations for the foreseeable future. Additionally, the Company has a significant working capital deficiency, accumulated deficit and net loss for the year. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Dallas, Texas

March 18, 2026

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2025	2024

ASSETS

Current Assets:
Cash and cash equivalents	$5,304	$28,100
Right of use asset	7,185	-
Prepaid expenses and other assets	36,842	19,512
Total Current Assets	49,331	47,612

Property and equipment, net	175,390	749,437

Total Assets	$224,721	$797,049

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$300,040	$93,548
Interest payable, related parties	49,382	74,673
Line of credit, current	-	898,449
Lease liability, current	7,352	-
Notes payable, net of debt discount, current	621,916	-
Advances – related party, current	99,000	-
Note payable, related party	31,000	31,000
Convertible notes payable, related party	45,000	43,000
Total Current Liabilities	1,153,690	1,140,670

Interest payable, related party convertible note payable, net of current portion	-	29,733
Convertible notes payable; related party, net of current portion	-	618,000

Total Liabilities	1,153,690	1,788,403

Commitments and Contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding, at November 30, 2025 and November 30, 2024	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 279,468,151 and 250,447,331 shares issued and outstanding, at November 30, 2025 and November 30, 2024, respectively	279,468	250,447
Additional paid in capital	65,279,790	62,966,722
Accumulated deficit	(66,488,227)	(64,208,523)
Total Stockholders’ Deficit	(928,969)	(991,354)

Total Liabilities and Stockholders’ Deficit	$224,721	$797,049

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30, 2025	November 30, 2024

Revenue, net	$285,435	$310,511

Cost of goods sold	72,933	80,703

Gross margin	212,502	229,808

Operating Expenses:
Selling, general and administrative	1,611,652	1,584,333
Stock based compensation	80,427	20,762
Total Operating Expenses	1,692,079	1,605,095

Loss From Operations	(1,479,577)	(1,375,287)

Other Income (Expense):
Interest expense	(316,074)	(422)
Interest expense, related party	(88,189)	(99,436)
Loss on disposal of assets	(198,542)	-
Impairment of assets	(194,922)	-
Total Other Income (Expense)	(797,727)	(99,858)

Loss before provision for income taxes	(2,277,304)	(1,475,145)

Provision for income taxes	2,400	2,400

Net Loss	$(2,279,704)	$(1,477,545)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	263,380,462	245,359,591

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2023	-	$-	230,863,005	$230,863	$60,271,605	$(62,730,978)	$(2,228,510)

Stock based compensation – options	-	-	-	-	16,762	-	16,762

Common stock issued for services–	-	-	450,003	450	35,550	-	36,000

Convertible debt converted into common stock, related party	-	-	19,134,323	19,134	2,619,393	-	2,638,527

Contribution from expenses paid by related party	-	-	-	-	23,412	-	23,412

Net loss	-	-	-	-	-	(1,477,545)	(1,477,545)

Balance at November 30, 2024	-	$-	250,447,331	$250,447	$62,966,722	$(64,208,523)	$(991,354)

Stock based compensation – options	-	-	-	-	80,427	-	80,427

Common stock issued for services	-	-	49,997	50	3,950	-	4,000

Stock issued related to bridge loan	-	-	1,500,000	1,500	61,500	-	63,000

Convertible debt converted into common stock, related party	-	-	27,220,773	27,221	2,150,441	-	2,177,662

Board of director debt converted into common stock	-	-	250,050	250	16,750	-	17,000

Net loss	-	-	-	-	-	(2,279,704)	(2,279,704)

Balance at November 30, 2025	-	$-	279,468,151	$279,468	$65,279,790	$(66,488,227)	$(928,969)

The accompanying notes are an integral part of these consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30, 2025	November 30, 2024
Cash Flows From Operating Activities:
Net loss	$(2,279,704)	$(1,477,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	80,427	20,762
Non-cash board of director compensation	19,000	24,000
Right of use asset and liability, net	167	(1,081)
Common stock issued for services	4,000	36,000
Contribution from expenses paid by related party	-	23,412
Depreciation	5,583	2,817
Debt discount	313,078	-
Impairment of assets	194,922	-
Loss on disposal of assets	198,542	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17,330)	(8,078)
Accounts payable and accrued expenses	281,293	(267,465)
Interest payable, related parties	88,189	97,246
Settlement liability	-	(618,000)

Net Cash Used In Operating Activities	(1,111,833)	(2,167,932)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(1,538)
Sale of property and equipment	175,000	-

Net Cash Provided by (Used In) Investing Activities	175,000	(1,538)

Cash Flows From Financing Activities:
Proceeds from notes payable	473,124	-
Payments on notes payable	(176,087)	-
Advances from related party	515,449	-
Advances from related parties, convertible notes payable	-	618,000
Loans from related party	-	31,000
Proceeds from related party, line of credit	101,551	1,551,714
Proceeds from notes payable from officer	11,000	-
Payments on notes payable, to officer	(11,000)	(8,716)

Net Cash Provided By Financing Activities	914,037	2,191,998

Net Increase (Decrease) In Cash and Cash Equivalents	(22,796)	22,528

Cash and Cash Equivalents - Beginning of Year	28,100	5,572

Cash and Cash Equivalents - End of Year	$5,304	$28,100

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$2,400	$2,400

Noncash operating and financing activities:
Convertible debt converted to common stock	$2,177,662	$2,638,527
Vendors paid on behalf of the Company by USMC	$-	$24,431
Expenses paid on behalf of the Company by USMC	$103	$23,412

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

The Company is headquartered in Sutter Creek, California.

Agricultural Sector

The Company develops specialized sun protectants.

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

The Company previously utilized the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial minerals. John Bremer, a director, is also an officer, director, and partial owner of USMC. In addition, a substantial portion of the minerals used by the Company are obtained from properties owned or controlled by US Mine, LLC. John Bremer, a director, is also a partial owner of US Mine, LLC.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of November 30, 2025, the Company had a significant accumulated deficit of $66,488,227 and a working capital deficit of $1,104,359. For the year ended November 30, 2025, the Company had a loss from operations of $1,479,577 and negative cash flows from operations of $1,111,833. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses at least into its first quarter of 2026 as it executes its development plans for 2026. In addition, the Company has had and expects to have negative cash flows from operations, at least into its first quarter of 2026. The Company has previously funded these losses primarily with additional infusions of cash from advances from USMC and the issuance of equity and convertible notes. The Company recently funded operations from notes payable in July 2025 and a note payable in September 2025. The accompanying consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several other options to meet its short-term cash requirements, including bridge loans and issuances of equity securities or equity-linked securities to third parties. Any additional debt will require a consent from J.J. Astor. The Company will no longer be funded by infusions of cash from advances from USMC. The company entered into a $1,000,000 convertible line of credit on February 27, 2026 with CoreTer LLC, a related party. The company has received $532,756 in funds on the line of credit as of the date of the filing.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with bridge loans and equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Management cannot guarantee any other potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease its operations completely.

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

Reclassifications

In Note 14, reclassifications were made to the table for November 30, 2024 net operating loss carryforwards, total deferred assets, and valuation allowance to reflect adjustments made to the calculations. These reclassifications had no impact on the Company’s financial position, results of operations, changes in stockholders’ deficit, or cash flows.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of November 30, 2025 or 2024.

Account Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of November 30, 2025 and 2024, the Company had no accounts receivable.

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

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in the statement of operations. The Company sold $373,542 in fixed assets that were acquired on May 1, 2020 for a loss of $198,542. The Company currently has $174,365 in property and equipment that it acquired on May 1, 2020. As of November 30, 2025, the Company has not put the remaining acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company also has $67,164 in other fixed assets which are fully depreciated.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. An impairment of $194,922 was recorded during the year ended November 30, 2025. The Company wrote off $202,809 of the SCM pilot plant less $7,887 accumulated depreciation, as the Company decided to no longer pursue the SCM business. No impairment losses were recorded during the year ended November 30, 2024.

Shipping and Handling

The Company incurs shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general administrative expenses for the years ended November 30, 2025 and 2024.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $22,333 and $29,076 for the years ended November 30, 2025 and 2024, respectively, and are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible debts are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options and convertible debts have been excluded from the Company’s computation of net loss per share of common stock for the years ended November 30, 2025 and 2024.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common stock:

	Year Ended November 30,
	2025	2024

Convertible Notes	300,000	20,019,063
Stock Options	14,120,427	129,438,187
Total	14,420,427	149,457,250

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

The Company leased office space from USMC, which, as of June 17, 2025, was 25% owned by A. Scott Dockter, our President, Chief Executive Officer and a Director, 25% owned by John Bremer, a Director, and 50% owned by Craig Barto, father of Brady Barto, a former Director of the Company (See Note 12). On May 8, 2025, the Company moved to office space in Sutter Creek, California owned by our Chief Executive Officer for $1,500 per month. The lease expires in April 2026. The Company plans to extend the lease upon expiration of the initial term. The remaining weighted average term is 0.4 years. The Company discounted lease payments using its borrowing rate with USMC. The weighted average incremental borrowing rate applied was 8%.

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the amendment.

In November 2023, FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280). The amendments require:

1	That a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principal”).
2	That a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segments category is the difference between segment revenue less the segment expenses disclosed under the significant expense principal and each reported measure of segment profit or loss.
3	That a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods.
4	Clarification that if a CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources.
5	That a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
6	That a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing disclosures in Topic 280.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has one segment. The Chief Executive Officer (“CEO”) is the CODM of the Company. The CEO primarily uses gross margin as a measure to determine how to allocate resources. The Company has adopted the amendment.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	November 30, 2025	November 30, 2024

Furniture and equipment	$1,538	$1,538
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Pilot plant	-	202,809
Construction in process	174,365	547,907
	236,115	812,466
Less: accumulated depreciation	(60,725)	(63,029)
Property and equipment, net	$175,390	$749,437

There was $5,583 depreciation expense for the year ended November 30, 2025. There was $2,817 depreciation expense for the year ended November 30, 2024.

The pilot plant of $202,809 and related accumulated depreciation of $7,887 were written off as the Company has decided to no longer pursue the SCM business.

Construction in process assets of $373,542 were sold for $175,000 resulting in a loss of $198,542.

NOTE 6 – NOTES PAYABLE

A. Scott Dockter – President and Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the year ended November 30, 2024, the Company paid $8,716 towards the outstanding balance of the note. The balance on the note was $0 and $0 as of November 30, 2025 and 2024, respectively (See Note 12). Total interest expense on the note was $0 and $198 for the years ended November 30, 2025 and 2024, respectively. There was $42,263 of accrued interest as of November 30, 2025 and 2024.

On June 20, 2025, the Company issued a note in the amount of $5,000 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company. The note bears interest at 8% and is due upon demand. The note was paid in full on August 22, 2025. Total interest expense on the note was $69 for the year ended November 30, 2025 and there was $69 of accrued interest as of November 30, 2025.

On June 30, 2025, the Company issued a note in the amount of $6,000 to A. Scott Dockter, President, Chief Executive Officer and a director of the Company. The note bears interest at 8% and is due upon demand. $2,000 of the note was paid on July 11, 2025 and the balance was paid on July 28, 2025. Total interest expense was $98 for the year ended November 30, 2025 and there was $98 of accrued interest as of November 30, 2025.

Bridge loans – J.J. Astor & Co.

On July 10, 2025, the Company entered into a $53,000 bridge loan with J.J. Astor & Co. The note bears interest at 30% during the ten-month term of the loan. The loan is to be paid in forty weekly installments of $1,722.50 beginning the week after funding of the loan.

On July 28, 2025, the Company, together with Dockter Farms LLC, entered into a $650,000 bridge loan with J.J. Astor & Co. The note has a debt discount of $219,000. The loan is to be paid in eight weekly installments of $8,125.00 and thirty-two weekly installments of $18,281.25 beginning the week after funding of the loan. 750,000 shares of common stock of the Company are to be issued. The loan also calls for the issuance of an additional 750,000 shares of common stock of the Company if the market price of the common stock is not in excess of $0.50 per share following ninety days from the funding date. $65,455 of the loan was used to pay the balance of the July 10, 2025 $53,000 bridge loan with J.J. Astor. The net balance of the bridge loan of $514,352 at November 30, 2025 consists of $636,016 of the bridge loan less $121,664 in debt discounts. The loan was considered in default by J.J. Astor on November 11, 2025 due to payments not made. A default fee of $98,312 and default interest through November 30, 2025 of $6,141 were charged. In addition, J.J. Astor charged the Company a fee of $40,000 to allow the bridge loan with Vanquish Funding Group.

Bridge loan – Vanquish Funding Group

On September 24, 2025, the Company entered into a $137,816 bridge loan with Vanquish Funding Group. The note has a debt discount of $37,816. Payments to be made are $68,908 on March 30, 2026 and $17,227 each on April 30, 2026, May 30, 2026, June 30, 2026, and July 30, 2026. The net balance of the bridge loan of $107,563 at November 30, 2025 consists of $137,816 of the bridge loan less $30,253 in debt discounts.

Convertible Promissory Notes – USMC

August 30, 2022

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $0 and $3,999 for the years ended November 30, 2025 and 2024, respectively. On January 31, 2024, USMC converted the outstanding principal of $470,862 and accrued interest as of January 31, 2024 of $33,476 into 1,293,175 shares of the Company’s common stock.

November 29, 2022

On November 29, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of November 29, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $0 and $1,189 for the years ended November 30, 2025 and 2024, respectively. On January 31, 2024, USMC converted the outstanding principal of $140,027 and accrued interest as of January 31, 2024 of $8,210 into 380,095 shares of the Company’s common stock.

February 28, 2023

On February 28, 2023, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $0 and $2,619 for the years ended November 30, 2025 and 2024, respectively. On January 31, 2024, USMC converted the outstanding principal of $308,320 and accrued interest as of January 31, 2024 of $14,233 into 827,059 shares of the Company’s common stock.

May 31, 2023

On May 31, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was $0 and $5,606 for the years ended November 30, 2025 and 2024, respectively. On January 31, 2024, USMC converted the outstanding principal of $412,533 and accrued interest as of January 31, 2024 of $22,152 into 4,346,855 shares of the Company’s common stock.

June 30, 2023

On June 30, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 12), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was $0 and $2,635 for the years ended November 30, 2025 and 2024, respectively. On January 31, 2024, USMC converted the outstanding principal of $193,935 and accrued interest as of January 31, 2024 of $9,139 into 2,030,738 shares of the Company’s common stock.

February 8, 2024

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the years ended November 30, 2025 and 2024 was $29,733 and $27,192, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $618,000 and accrued interest through June 16, 2025 of $56,925 were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share

Lines of Credit – USMC

July 10, 2023

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

March 7, 2024

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of November 30, 2025, there have been $1,000,000 total advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense was $43,518 and $32,410 for the years ended November 30, 2025 and 2024, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $1,000,000 and accrued interest through June 16, 2025 of $75,928 were converted into 13,449,106 shares of the Company’s common stock at a conversion price of $0.08 per share.

Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. USMC has advanced an additional $515,449 as of November 30, 2025. Total interest expense was $14,696 and $0 for the years ended November 30, 2025 and 2024, respectively. The Company had $4,336 in accrued interest as of November 30, 2025, based on an estimated interest rate of 8% per annum. On June 16, 2025, principal of $416,449 and accrued interest through June 16, 2025 of $10,360 were converted into 5,335,107 shares of the Company’s common stock at a conversion price of $0.08 per share. Advances of $99,000 and accrued interest of $4,336 were not converted into shares of common stock.

The Company issued a $31,000 promissory note to a related party on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. Total interest expense for the year ended November 30, 2025 was $2,685. The Company is currently in default on the promissory note.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of November 30, 2025, the Company has debt of $8,000 owed to Mr. Guzy to be paid in cash.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kimberly Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide up to five hours per month of board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower price of $0.15 per share or the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. As of November 30, 2025, the Company has debt in the amount of $45,000 owed to Dr. Kurtis.

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

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Year Ended November 30, 2025
Lease cost
Operating lease cost (cost resulting from lease payments)	$10,500
Short term lease cost	-
Sublease income	-
Net lease cost	$10,500

Operating lease – operating cash flows (fixed payments)	$10,500
Operating lease – operating cash flows (liability reduction)	$9,891
Current leases – right of use assets	$7,184
Current liabilities – operating lease liabilities	$7,352
Non-current liabilities – operating lease liabilities	$-

Year Ended November 30, 2024
Lease cost
Operating lease cost (cost resulting from lease payments)	$38,500
Short term lease cost	-
Sublease income	-
Net lease cost	$38,500

Operating lease – operating cash flows (fixed payments)	$38,500
Operating lease – operating cash flows (liability reduction)	$37,380
Non-current leases – right of use assets	$-
Current liabilities – operating lease liabilities	$-
Non-current liabilities – operating lease liabilities	$-

Future minimum payments under non-cancelable leases for operating leases for the remaining terms of the leases following the year ended November 30, 2025:

Fiscal Year	Operating Leases
2026	$7,500
Total future minimum lease payments	7,500
Amount representing interest	(148)
Present value of net future minimum lease payments	$7,352

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts as of:

	November 30, 2025	November 30, 2024

Accounts payable	$233,338	$40,402
Accrued compensation	66,702	53,146
Accounts payable and accrued expenses	$300,040	$93,548

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

The Company leased office space from USMC, which, as of June 17, 2025, was 25% owned by A. Scott Dockter, our President, Chief Executive Officer and a Director, 25% owned by John Bremer, a Director, and 50% owned by Craig Barto, father of Brady Barto, a former Director of the Company (See Note 12). On May 8, 2025, the Company moved to office space in Sutter Creek, California owned by our Chief Executive Officer for $1,500 per month. The lease expires in April 2026. The Company plans to extend the lease upon expiration of the initial term.

Mineral Properties

The Company’s mineral rights require various annual lease payments (See Note 4).

Legal Matters

None.

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

On February 23, 2024, the board of directors authorized the immediate issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement. 500,000 shares of common stock have been issued as of November 30, 2025.

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

On June 24, 2025, 250,050 shares of the Company’s common stock were issued at $0.0653 per share to Brady Barto, a former director, in lieu of $17,000 accrued board compensation.

On July 28, 2025, 750,000 shares of the Company’s common stock were due to be authorized at $0.042 per share in accordance with the July 28, 2025 note payable with J.J. Astor. The shares are included in the 279,468,151 stated in the balance sheet for November 30, 2025 but are not included in the 277,968,151 stated on the cover page.

On October 26, 2025, 750,000 shares of the Company’s common stock were due to be authorized at $0.042 per share in accordance with the July 28, 2025 note payable with J.J. Astor. The shares are included in the 279,468,151 stated in the balance sheet for November 30, 2025 but are not included in the 277,968,151 stated on the cover page.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017 the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved 10,000,000 shares of the Company’s common stock to be issued to employees and board members pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of November 30, 2025, options to purchase an aggregate of 4,951,027 shares of common stock have been granted to employees and board members under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment contracts with certain employees prior to the adoption of the Option Plan.

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

On December 13, 2023, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.09 per share and a fair value of $16,762. This option vests on December 13, 2024. The option was valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On February 6, 2025, the Company granted the Chief Financial Officer an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.06 per share and a fair value of $16,199. This option vests on February 6, 2026. The option was valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On February 6, 2025, the Company granted an employee two options to purchase 100,000 shares for each option of the Company’s common stock at an exercise price of $0.06 per share and a fair value of $8,100 each. These options vest on February 6, 2026. The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below.

On February 6, 2025, options for 4,268,787 shares of the Company’s common stock under the 2017 Equity Incentive Plan were repriced to an exercise price of $0.06 per share and a fair value of $339,086 in total. These options are vested. The total original fair value of the options was $305,625, which resulted in an adjustment of $33,461. The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below. 4,268,787 shares at the exercise price of $0.06 are considered as granted and 4,268,787 shares at the original option prices are considered as cancelled in the summary table below.

On May 1, 2025, the Company granted five employees options to purchase a total of 346,720 shares of the Company’s common stock at an exercise price of $0.08 per share and a total fair value of $31,246. These options vest on May 1, 2026. The options were valued using the Black-Scholes option pricing model under the following assumptions as found in the table below. Two options to purchase a total of 64,480 shares of the Company’s common stock were cancelled on November 4, 2025.

On May 5, 2025, the Company granted an employee an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.08 per share and a fair value of $4,500. This option vests on May 5, 2026. The option was valued using the Black-Scholes option pricing model under the following assumptions as found in the table below. This option was cancelled on November 4, 2025.

On June 18, 2025, an option for 116,000,000 shares of the Company’s common stock was cancelled. See the discussion of the Master Agreement in Note 9.

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

On August 26, 2025, the Company granted an employee an option to purchase 42,500 shares of the Company’s common stock at an exercise price of $0.07 per share and a fair value of $2,975. This option vests on August 7, 2026. The option was valued using the Black-Scholes option pricing model under the following assumptions as found in the table below. This option was cancelled on October 6, 2025.

Date	Number of Options	Stock Price	Strike Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
02/06/2025	4,668,787	$0.081	$0.06	240.81%	4.21%	0.00%	3.5 years	$339,085
05/01/2025	346,720	$0.09	$0.08	427.61%	3.69%	0.00%	3.5 years	$31,246
05/05/2025	50,000	$0.09	$0.08	427.61%	3.78%	0.00%	3.5 years	$4,500
08/26/2025	42,500	$0.07	$0.07	427.61%	3.69%	0.00%	3.5 years	$2,975

The Company granted options to purchase an aggregate of 5,108,007 and 200,000 shares of common stock during the fiscal years ended November 30, 2025 and 2024, respectively. The Company cancelled options to purchase an aggregate of 120,425,767 shares of common stock during the fiscal year ended November 30, 2025.

The weighted average grant date fair value of options granted and vested was $31,154 and $0 for the years ended November 30, 2025 and 2024, respectively. The weighted average non-vested grant date fair value of non-vested options was $9,878 and $16,762 at November 30, 2025 and November 30, 2024, respectively.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at November 30, 2023	129,438,187	$0.53
Granted	200,000	$0.09
Exercised	-	$-
Expired or cancelled	(200,000)	$0.099
Outstanding at November 30, 2024	129,438,187	$0.53
Granted	5,108,007	$0.06
Exercised	-	$-
Expired or cancelled	(120,425,767)	$0.37
Outstanding at November 30, 2025	14,120,427	$1.66

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2025:

		Weighted-Average	Weighted-Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.06	4,668,787	4.19	$0.06	4,268,787
$0.08	282,240	5.42	$0.08	-
$2.50	8,669,400	1.51	$2.50	8,669,400
$3.00	500,000	0.25	$3.00	500,000
	14,120,427	2.46	$1.66	13,438,187

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The stock options granted are exercisable over various terms from three to ten years from the grant date and vest over various terms from the grant date to six years.

Total compensation expense related to the options was $80,427 and $20,762 for the years ended November 30, 2025 and 2024, respectively. As of November 30, 2025, there was $17,996 future compensation cost related to non-vested stock options.

The aggregate intrinsic value is $0 for total outstanding and exercisable options, which was based on our estimated fair value of the common stock of $0.046 as of November 30, 2025, which is the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

US Mine Corporation

On December 1, 2013, the Company entered into a contract mining agreement with USMC, a 5% shareholder and a company 25% owned by A. Scott Dockter, our President and Chief Executive Officer, and a director, and 25% owned by John Bremer, a director, pursuant to which USMC will provide various technical evaluations and mine development services to the Company. Services totaling $0 were rendered by USMC for the fiscal years ended November 30, 2025 and 2024, respectively. For the year ended November 30, 2025, the Company purchased from USMC $65,325 under the mining agreement and $28,200 was unpaid at November 30, 2024. For the year ended November 30, 2024, the Company paid USMC $68,801 under the mining agreement and there was no unpaid amount at November 30, 2024.

During the fiscal years ended November 30, 2025 and 2024, USMC paid $103 and $13,632, respectively, of expenses to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of convertible advances of $515,449 and $0, respectively, of convertible notes payable of $0 and $618,000, respectively, and lines of credit of $101,551 and $1,551,714, respectively.

Cash advances of $416,449 and lines of credit of $1,000,000 were converted into the Company’s common stock during the year ended November 30, 2025.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

USMC Notes

On August 30, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $470,862 to USMC, with a maturity date of August 30, 2024 (“Tranche #7”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #7 was $3,999 for the year ended November 30, 2024. On January 31, 2024, USMC converted the outstanding principal of $470,862 and accrued interest as of January 31, 2024 of $33,476 into 1,293,175 shares of the Company’s common stock.

On November 29, 2022, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $140,027 to USMC, with a maturity date of November 29, 2024 (“Tranche #8”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #8 was $1,189 for the year ended November 30, 2024. On January 31, 2024, USMC converted the outstanding principal of $140,027 and accrued interest as of January 31, 2024 of $8,210 into 380,095 shares of the Company’s common stock.

On February 28, 2023, in connection with the April 7, 2022, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $308,320 to USMC, with a maturity date of February 28, 2025 (“Tranche #9”). The note bears interest at 5% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.39 per share. Total interest expense on Tranche #9 was $2,619 for the year ended November 30, 2024. On January 31, 2024, USMC converted the outstanding principal of $308,320 and accrued interest as of January 31, 2024 of $14,233 into 827,059 shares of the Company’s common stock.

On May 31, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $412,533 to USMC, with a maturity date of May 31, 2025 (“Tranche #10”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #10 was $5,606 for the year ended November 30, 2024. On January 31, 2024, USMC converted the outstanding principal of $412,533 and accrued interest as of January 31, 2024 of $22,152 into 4,346,855 shares of the Company’s common stock.

On June 30, 2023, in connection with the March 20, 2023, securities purchase agreement with USMC, a related party (see Note 6), the Company issued a convertible promissory note in the amount of $193,935 to USMC, with a maturity date of June 30, 2025 (“Tranche #11”). The note bears interest at 8% per annum which is payable on maturity. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.10 per share. Total interest expense on Tranche #11 was $2,635 for the year ended November 30, 2024. On January 31, 2024, USMC converted the outstanding principal of $193,935 and accrued interest as of January 31, 2024 of $9,139 into 2,030,738 shares of the Company’s common stock.

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the years ended November 30, 2025 and 2024 was $27,192 and $29,733, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $618,000 and accrued interest through June 16, 2025 of $56,925 were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share.

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

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of August 31, 2025, there have been $1,000,000 total advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense was $43,518 and $32,410 for the years ended November 30, 2025 and 2024, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $1,000,000 and accrued interest through June 16, 2025 of $75,928 were converted into 13,449,106 shares of the Company’s common stock at a conversion price of $0.08 per share.

Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. USMC has advanced an additional $515,449 as of November 30, 2025. Total interest expense was $14,696 for the year ended November 30, 2025. The Company had $4,336 in accrued interest as of November 30, 2025, based on an estimated interest rate of 8% per annum. On June 16, 2025, principal of $416,449 and accrued interest through June 16, 2025 of $10,360 were converted into 5,335,107 shares of the Company’s common stock at a conversion price of $0.08 per share. Advances of $99,000 and related interest of $4,336 were not converted into shares of common stock.

USMC Mining Agreements

On April 22, 2020, the Company entered into a Material Supply Agreement (the “Supply Agreement”) with USMC which amended the prior Materials Supply Agreement entered on October 12, 2018. Under the terms of the Supply Agreement, all kaolin clay purchased by the Company from USMC under the Supply Agreement must be used exclusively for agricultural products and supplementary cementitious materials. The Company will pay $25 per ton for the kaolin clay for supplementary cementitious materials and $145 per ton for bagged products for clay for agriculture (in each case plus an additional $5 royalty fee per ton). The Supply Agreement also provides that if USMC provides pricing to any other customer which is more favorable than that provided to the Company, USMC will adjust the cost to the Company to conform to the more favorable terms. The initial term of the Supply Agreement was three years, which automatically renews for three successive one-year terms, unless either party provides notice of termination at least sixty days prior to the end of the then current term. For the years ended November 30, 2025 and 2024, the Company purchased $65,325 and $68,801 under the Supply Agreement. This Supply Agreement was cancelled with the June 18, 2025 Master Agreement. See Note 1 Construction Sector.

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

CoreTer LLC

On February 27, 2026, Purebase Corporation, a Nevada corporation (the “Company”) entered into a line of credit agreement (the “Line of Credit Agreement”) with CorTer, LLC, a Nevada limited liability company (“CoreTer”) which is owned and managed by A. Scott Dockter, the Company’s Chief Executive Officer, under which CoreTer agreed to make an unsecured loan to the Company of up to $1,000,000 until February 27, 2027. Any loan amounts may be prepaid by the Company without interest or penalty. The Company has received $532,756 in funds on the line of credit as of the date of this filing.

On February 27, 2026, the Company also issued an unsecured promissory note to CoreTer, in the principal amount of the lesser of (i) $1,000,000 and (ii) the aggregate unpaid principal amount of all loans made pursuant to the Line of Credit Agreement, together with all accrued interest thereon. The Note bears interest at the rate of 8% per annum and matures on February 27, 2027. The holder of the Note has the right to convert any outstanding principal and interest under the Note into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the weighted average closing price of the Company’s common stock for the twenty trading days prior to the conversion of the Note. The number of Conversion Shares to which the holder may be entitled is subject to adjustments as a result of stock dividends, divisions, splits, combinations, reclassifications or certain corporate actions, as described in the Note. Upon the occurrence of an event of default as described in the Note, any outstanding principal amount and accrued interest thereon will become immediately due and payable.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the years ended November 30, 2025 and 2024, the Company made $0 and $8,716 payments towards the outstanding balance of the note. Total interest expense on the note was $0 and $198 for the years ended November 30, 2025 and 2024, respectively. The balance on the note was $0 as of November 30, 2025 and 2024, respectively. There was $42,263 of accrued interest as of November 30, 2025, and November 30, 2024.

On June 20, 2025, the Company issued a note in the amount of $5,000 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to provide short-term funds to the Company. The note bears interest at 8% and is due upon the Company becoming cash flow positive from operations. During the year ended November 30, 2025, the Company made $5,000 in payments towards the outstanding balance of the note. Total interest expense on the note was $69 for the year ended November 30, 2025. The balance on the note was $0 as of November 30, 2025. There was $69 of accrued interest as of November 30, 2025.

On June 30, 2025, the Company issued a note in the amount of $6,000 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to provide short-term funds to the Company. The note bears interest at 8% and is due upon the Company becoming cash flow positive from operations. During the year ended November 30, 2025, the Company made $6,000 in payments towards the outstanding balance of the note. Total interest expense on the note was $98 for the year ended November 30, 2025. The balance on the note was $0 as of November 30, 2025. There was $98 of accrued interest as of November 30, 2025.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500 to be paid in cash. Effective February 6, 2025, Mr. Guzy’s monthly compensation was increased to $2,000 as Mr. Guzy is on both the audit committee and the compensation committee. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2025, the company has debt of $8,000 owed to Mr. Guzy to be paid in cash.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of November 30, 2025, the Company has debt in the amount of $45,000 owed to Dr. Kurtis.

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

On February 23, 2024, the board of directors authorized the immediate issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement. 500,000 shares of common stock have been issued pursuant to the agreement, of which 49,997 shares were issued during the year ended November 30, 2025.

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

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of November 30, 2025 and 2024, the Company had no deposits in excess of the FDIC insured limit.

Revenues

Four customers accounted for 100% of total revenue for the fiscal year ended November 30, 2025, as set forth below:

Customer A	45%
Customer B	41%
Customer C	13%
Customer D	1%

Four customers accounted for 100% of total revenue for the year ended November 30, 2024, as set forth below:

Customer A	55%
Customer B	31%
Customer C	12%
Customer D	2%

Accounts Receivable

The Company did not have any accounts receivable as of November 30, 2025 and November 30, 2024.

Vendors

One supplier, a related party, accounted for 100% of purchases as of November 30, 2025.

One supplier, a related party, accounted for 100% of purchases as of November 30, 2024.

NOTE 14 – INCOME TAXES

The Company identified its federal and California state tax returns as its “major” tax jurisdictions. The periods the Company’s income tax returns are subject to examination for these jurisdictions are calendar year 2019 through 2024. The Company believe its income tax filing positions and deductions will be sustained on audit, and the Company does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At November 30, 2025, the Company had available net operating loss carry-forwards for federal income tax reporting purposes of $16,175,561 which are available to offset future taxable income. As a result of the Tax Cuts Job Act 2017, certain of these carry-forwards do not expire. The Company has not performed a formal analysis, but it believes its ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts its ability to realize these deferred tax assets.

NOTE 14 – INCOME TAXES (CONTINUED)

The Company’s net deferred tax assets, liabilities and valuation allowance as of November 30, 2025 and 2024 are summarized as follows:

	Year Ended November 30,
	2025	2024
Deferred tax assets:
Property and equipment	$47,996	$-
Bridge loan costs	44,420	-
Accrued PTO	6,000	2,777
Net operating loss carryforwards	4,249,620	3,753,488
Total deferred tax assets	4,348,036	3,756,265
Deferred tax liabilities:
Property and equipment	-	(2,489)
Total deferred tax liabilities	-	(2,489)
Total deferred tax assets, net of deferred tax liabilities	4,348,036	3,753,776
Valuation allowance	(4,348,036)	(3,753,776)
Net deferred tax assets	$-	$-

The Company records a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by management to be less likely than not. The valuation allowance increased $594,260 during the year ended November 30, 2025. The valuation allowance increased $493,176 during the year ended November 30, 2024.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended November 30, 2025 and 2024, is as follows:

	2025		2024
Federal statutory blended income tax rates	21.0%	$(478,738)	21.0%	$(310,284)
State statutory income tax rate, net of federal benefit	7.0%	(159,579)	8.8%	(130,024)
Permanent tax differences	(1.0)%	22,613	(0.3)%	4,361
Change in valuation allowance	(26.1)%	594,525	(29.5)%	435,947
Other	(0.9)%	18,779	0.0%	(2,400)
Effective tax rate	0.0%	$(2,400)	0.0%	$(2,400)

The Company has paid no federal income taxes for the years ended November 30, 2025 and 2024 due to net losses for each of those years.

The Company has paid $800 minimum California Franchise Tax ($2,400 total) for each of the years ended November 30, 2025 and 2024 due to net losses for each of those years.

The Company had a loss from operations of $1,479,577, net other expenses of $797,727, net loss before income taxes of $2,277,304, income taxes of $2,400, and net loss of $2,279,704 for the year ended November 30, 2025. The Company had a loss from operations of $1,375,287, net other expenses of $99,858, net loss before income taxes of $1,475,145, income taxes of $2,400, and a net loss of $1,477,545 for the year ended November 30, 2024.

To date, the Company has not filed its 2025 federal and state corporate income tax returns. The Company expects to make these filings as soon as practicable.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after November 30, 2025 through the date the consolidated financial statements were available for issuance. During this period the Company did not have any material reportable subsequent events other than those reported below.

On February 27, 2026, Purebase Corporation, a Nevada corporation (the “Company”) entered into a line of credit agreement (the “Line of Credit Agreement”) with CorTer, LLC, a Nevada limited liability company (“CoreTer”) which is owned and managed by A. Scott Dockter, the Company’s Chief Executive Officer, under which CoreTer agreed to make an unsecured loan to the Company of up to $1,000,000 until February 27, 2027. Any loan amounts may be prepaid by the Company without interest or penalty. The company has received $532,756 in funds on the line of credit as of the date of this filing.

On February 27, 2026, the Company also issued an unsecured promissory note to CoreTer, in the principal amount of the lesser of (i) $1,000,000 and (ii) the aggregate unpaid principal amount of all loans made pursuant to the Line of Credit Agreement, together with all accrued interest thereon. The Note bears interest at the rate of 8% per annum and matures on February 27, 2027. The holder of the Note has the right to convert any outstanding principal and interest under the Note into shares of common stock of the Company (the “Conversion Shares”) at a conversion price equal to the weighted average closing price of the Company’s common stock for the twenty trading days prior to the conversion of the Note. The number of Conversion Shares to which the holder may be entitled is subject to adjustments as a result of stock dividends, divisions, splits, combinations, reclassifications or certain corporate actions, as described in the Note. Upon the occurrence of an event of default as described in the Note, any outstanding principal amount and accrued interest thereon will become immediately due and payable.

