Form 10-Q
period 2026-02-28
Purebase Corp
filed 2026-04-15
CIK 1575858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2026

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

As of April 14, 2026, there were 277,968,151 shares of the registrant’s common stock outstanding.

PUREBASE CORPORATION AND SUBIDIARIES

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,2026	November 30, 2025
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$111,629	$5,304
Prepaid expenses and other assets	51,802	36,842
Right of use asset	2,874	7,185
Total Current Assets	166,305	49,331

Property and equipment, net	175,261	175,390

Total Assets	$341,566	$224,721

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$259,006	$300,040
Interest payable, related party	53,020	49,382
Line of credit, related party	531,090	-
Advances, related party	99,000	99,000
Note payable, related party	46,000	31,000
Note payable, net of debt discount	565,350	621,196
Lease liability	2,970	7,352
Convertible notes payable, related party	49,500	45,000
Total Current Liabilities	1,605,936	1,153,690

Total Liabilities	1,605,936	1,153,690

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at February 28, 2026 and November 30, 2025	-	-
Common stock, $0.001 par value; 520,000,000 shares authorized; 279,468,151 shares issued and outstanding at February 28, 2026 and November 30, 2025	279,468	279,468
Additional paid-in capital	65,291,436	65,279,790
Accumulated deficit	(66,835,274)	(66,488,227)
Total Stockholders’ Deficit	(1,264,370)	(928,969)

Total Liabilities and Stockholders’ Deficit	$341,566	$224,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	February 28, 2026	February 28, 2025

Revenue, net	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Operating expenses
Selling, general and administrative	219,456	385,069
Stock based compensation	11,646	33,147
Total operating expenses	231,102	418,216

Loss from operations	(231,102)	(418,216)

Other income (expense)
Interest expense	(112,306)	(359)
Interest expense related party	(3,639)	(34,113)
Total other income (expense), net	(115,945)	(34,472)

Net loss	$(347,047)	$(452,688)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding – basic and diluted	279,468,151	250,469,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at November 30, 2024 (audited)	-	$-	250,447,331	$250,447	$62,966,722	$(64,208,523)	$(991,354)

Stock based compensation – options	-	-	-	-	33,147	-	33,147

Shares for services	-	-	49,997	50	3,950	-	4,000

Net loss	-	-	-	-	-	(452,688)	(452,688)

Balance at February 28, 2025 (unaudited)	-	$-	250,497,328	$250,497	$63,003,819	$(64,661,211)	$(1,406,895)

Balance at November 30, 2025 (audited)	-	$-	279,468,151	$279,468	$65,279,790	$(66,488,227)	$(928,969)

Stock based compensation – options	-	-	-	-	11,646	-	11,646

Net loss	-	-	-	-	-	(347,047)	(347,047)

Balance February 28, 2026 (unaudited)	-	$-	279,468,151	$279,468	$65,291,436	$(66,835,274)	$(1,264,370)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28, 2026	February 28, 2025
Cash Flows From Operating Activities:
Net loss	$(347,047)	$(452,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	11,646	33,147
Stock issued for services	-	4,000
Director compensation accrued as convertible debt	4,500	5,500
Depreciation	129	1,819
Debt discount amortization	111,715	-
Right of use asset reduction	4,311	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14,960)	(24,798)
Accounts payable and accrued expenses	(41,034)	50,797
Interest payable, related party	3,638	34,113
Lease liability	(4,382)	-
Net Cash Used In Operating Activities	(271,484)	(348,110)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from related party	-	238,449
Proceeds from line of credit, related party	531,090	101,551
Proceeds from notes payable to officer	15,000	-
Payments on note payable	(168,281)	-
Net Cash Provided By Financing Activities	377,809	340,000

Net Increase (Decrease) In Cash and Cash Equivalents	106,325	(8,110)

Cash and Cash Equivalents - Beginning of Period	5,304	28,100

Cash and Cash Equivalents – End of Period	$111,629	$19,990

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash operating and financing activities:
Expenses paid on behalf of the Company by USMC	$-	$103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUREBASE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Corporate Overview

Purebase Corporation (“Purebase” or the “Company”) was incorporated in the State of Nevada on March 2, 2010. The Company is an industrial mineral and natural resource company that provides solutions to the agriculture and construction materials markets in the United States through its two subsidiaries, Purebase Agricultural, Inc., a Nevada corporation (“Purebase AG”), and U.S. Agricultural Minerals, LLC, a Nevada limited liability company (“Purebase AM”)y.

The Company’s headquarters is in Sutter Creek, California.

Agricultural Sector

The Company develops specialized sun protectants. The Company has developed and will seek to develop additional products derived from mineralized materials of kaolin clay.

Construction Sector

The Company had been developing and testing a kaolin-based product that it believed would help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). However, in 2025, the Company decided to no longer develop and pursue the SCM market as it believes that it can achieve higher margins in the agriculture sector and that construction of an SCM plant would take approximately two years. We currently intend to continue to develop products in the agricultural sector.

nOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

CoreTer

On February 27, 2026 the Company secured a $1,000,000 convertible line of credit from CoreTer LLC Nevada limited liability company (“CoreTer”), which engages in mining exploration activities and the commercialization of natural resources and which is owned and operated by A. Scott Dockter, the Company’s chief executive officer and a director. To date, the Company has received $771,302 in funds on the line of credit. Through this relationship with CoreTer, the Company currently intends to invest in CoreTer’s mining projects, whereby the Company will be entitled to a certain percentage of mined resources in exchange for equity in the Company.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of February 28, 2026, the Company had a significant accumulated deficit of $66,835,274 and a working capital deficit of $1,439,631. For the three months ended February 28, 2026, the Company had a loss from operations of $231,102 and negative cash flows from operations of $271,484. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses at least into its second quarter of 2026 as it executes its development plans for 2026. In addition, the Company has had and expects to have negative cash flows from operations, at least into its second quarter of 2026. The Company has previously funded these losses primarily with infusions of cash from advances from USMC and the issuance of equity and convertible notes. The Company recently funded operations from notes payable in July 2025 and a note payable in September 2025. The accompanying condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several other options to meet its short-term cash requirements, including bridge loans and issuances of equity securities or equity-linked securities to third parties. The Company will no longer be funded by infusions of cash from advances from USMC. The Company entered into a $1,000,000 line of credit on February 27, 2026 with CoreTer LLC, a related party. The Company has received $771,302 in funds on the line of credit as of the date of this filing.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with bridge loans and equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Management cannot guarantee any other potential debt of equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments, unless otherwise indicated) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and notes thereto for the year ended November 30, 2025, in our Annual Report on Form 10-K filed with the SEC on March 18, 2026. The results of the three months ended February 28, 2026 (unaudited), are not necessarily indicative of the results to be expected for the full year ending November 30, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of February 28, 2026 and November 30, 2025.

Accounts Receivable

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, a credit loss is recorded for that doubtful account. As of February 28, 2026 and November 30, 2025, the Company had no accounts receivable.

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

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. The Company currently has $174,365 in property and equipment that it acquired on May 1, 2020. As of February 28, 2026, the Company has not put the acquired property and equipment to use. As such, the Company has not recorded depreciation related to these assets. The Company also has $60,213 in other fixed assets which are fully depreciated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No impairment losses were recorded during the three months ended February 28, 2026 and 2025.

Shipping and Handling

The Company occasionally incurred shipping and handling costs which are charged back to the customer. There were no net amounts incurred or included in general and administrative expenses for the three months ended February 28, 2026 and 2025.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred and such costs are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Advertising and marketing expenses were $0 and $9,262 for the three months ended February 28, 2026 and 2025, respectively.

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

Loss Per Common Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the three months ended February 28, 2026 and 2025. All outstanding options are considered potential common stock. The dilutive effect, if any, of stock options are calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, outstanding options have been excluded from the Company’s computation of net loss per share of common stock for the three months ended February 28, 2026 and 2025.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss even though the exercise price could be less than the average market price of the common stock:

	Three Months Ended,
	February 28, 2026	February 28, 2025
Convertible Notes	330,000	21,723,598
Stock Options	13,920,427	129,838,187
Total	14,250,427	151,561,785

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

Exploration Stage

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time as the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to establish mineralized materials are expensed as incurred. Expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which expenditures relating to mine development activities for that particular project are capitalized as incurred. As of February 28, 2026, the Company was not engaged in any mine exploration.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Standards

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The Company has adopted the amendment. The adoption of the amendment had no material effect on the Company’s financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

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

The amendments in this Update are effective for annual reporting periods after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company believes that adoption will not have a material effect on its financial statements.

NOTE 4 – MINING RIGHTS

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	February 28, 2026	November 30, 2025

Furniture and equipment	$1,538	$1,538
Machinery and equipment	35,151	35,151
Automobiles and trucks	25,061	25,061
Construction in process	174,365	174,365
	236,115	236,115
Less: accumulated depreciation	(60,854)	(60,725)
Property and equipment, net	$175,261	$175,390

There was $129 and $1,819 depreciation expense for the three months ended February 28, 2026 and 2025, respectively.

NOTE 6 – NOTES PAYABLE

A. Scott Dockter – Chief Executive Officer

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. Total interest expense on the note was $0 for the three months ended February 28, 2026 and 2025. The balance on the note was $0 as of February 28, 2026, and November 30, 2025. There was $42,263 of accrued interest as of February 28, 2026, and November 30, 2025.

Bridge loans – J.J. Astor & Co.

On July 10, 2025, the Company entered into a $53,000 bridge loan with J.J. Astor & Co (“J.J. Astor”). The note bears interest at 30% during the ten-month term of the loan. The loan is to be paid in forty weekly installments of $1,722.50 beginning the week after funding of the loan.

On July 28, 2025, the Company entered into a $650,000 bridge loan with J.J. Astor. The bridge loan was guaranteed by a lien on property owned by Dockter Farms LLC. Dockter Farms LLC is owned by A. Scott Dockter, the Company’s chief executive officer. The note has a debt discount of $219,000. The loan is to be paid in eight weekly installments of $8,125.00 and thirty-two weekly installments of $18,281.25 beginning the week after funding of the loan. 750,000 shares of common stock of the Company are to be issued. The loan also provides for the issuance of an additional 750,000 shares of common stock of the Company if the market price of the common stock is not in excess of $0.50 per share following ninety days from the funding date. $65,455 of the loan was used to pay the balance of the July 10, 2025 $53,000 bridge loan with J.J. Astor. The net balance of the bridge loan of $446,442 at February 28, 2026 consists of $495,104 of the bridge loan less $48,662 in debt discounts. The loan was considered in default by J.J. Astor on November 11, 2025 due to payments not made. A default fee of $98,312 and default interest through November 30, 2025 of $6,141 were charged. In addition, J.J. Astor charged the Company a fee of $40,000 to allow the bridge loan with Vanquish Funding Group, Inc. (“Vanquish”). Total default interest of $27,369 has been charged from November 2025 through February 28, 2026.

Bridge loan – Vanquish Funding Group

On September 24, 2025, the Company entered into a $137,816 bridge loan with Vanquish. The note has a debt discount of $37,816. Payments to be made are $68,908 on March 30, 2026 and $17,227 each on April 30, 2026, May 30, 2026, June 30, 2026, and July 30, 2026. The net balance of the bridge loan of $118,908 at February 28, 2026 consists of $137,816 of the bridge loan less $18,908 in debt discounts.

Promissory note - CoreTer

On February 27, 2026, Company entered into a line of credit agreement (the “Line of Credit Agreement”) with CorTer, LLC, a Nevada limited liability company (“CoreTer”) which is owned and managed by A. Scott Dockter, the Company’s Chief Executive Officer, under which CoreTer agreed to make an unsecured loan to the Company of up to $1,000,000 until February 27, 2027. Any loan amounts may be prepaid by the Company without interest or penalty. The Company has received $771,302 in funds on the line of credit as of the date of this filing.

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

Convertible Promissory Notes – USMC

February 8, 2024

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the three months ended February 28, 2026 and 2025 was $0 and $3,845, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $618,000 and accrued interest through June 16, 2025 of $56,925 were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share.

NOTE 6 – NOTES PAYABLE (CONTINUED)

Lines of Credit –USMC

March 7, 2024

On March 7, 2024, the Company entered into a line of credit agreement and unsecured convertible grid promissory note with USMC. The March 7, 2024 line of credit agreement provides for the issuance of up to an aggregate of $1,000,000 of advances from USMC under an unsecured convertible grid promissory note until March 7, 2025. The note bears interest at 8% per annum and any outstanding principal or accrued interest under the note is convertible into shares of the Company’s common stock at the sole discretion of the noteholder at a conversion price of $0.08 per share at maturity. As of February 28, 2026, there have been $1,000,000 total advances from USMC under the March 7, 2024 line of credit agreement. Total interest expense was $0 and $19,518 for the three months ended February 28, 2026 and 2025, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $1,000,000 and accrued interest through June 16, 2025 of $75,928 were converted into 13,449,106 shares of the Company’s common stock at a conversion price of $0.08 per share.

Terms of a new line of credit and unsecured convertible grid promissory note have not yet been determined. USMC has advanced an additional $515,449 as of February 28, 2026. Total interest expense was $1,980 and $1,420 for the three months ended February 28, 2026 and 2025, respectively. The Company had $6,316 in accrued interest as of February 28, 2026, based on an estimated interest rate of 8% per annum. On June 16, 2025, principal of $416,449 and accrued interest through June 16, 2025 of $10,360 were converted into 5,335,107 shares of the Company’s common stock at a conversion price of $0.08 per share. Advances of $99,000 were not converted into shares of common stock.

The Company issued a $31,000 promissory note to a related party on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. Total interest expense for the three months ended February 28, 2026 and 2025 was $611 and $815, respectively.

The Company issued a $15,000 promissory note to a related party on February 2, 2026. The promissory note is due February 2, 2027 and bears interest at 8% per annum. Total interest expense for the three months ended February 28, 2026 was $56.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into a twelve-month director agreement with Jeffrey Guzy, as amended on August 26, 2022 (the “Guzy Director Agreement”) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew (the “Renewal Date”) for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500 to be paid in cash. Effective February 6, 2025, Mr. Guzy’s monthly compensation was increased to $2,000 as Mr. Guzy is on both the audit committee and the compensation committee. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal (the “Termination Date”) will be converted into the Company’s common stock at a price per share equal to the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the volume-weighted average price (“VWAP”) of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2026, there were $14,000 cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into a twelve-month director agreement with Dr. Kurtis, as amended on August 26, 2022 (the “Kurtis Director Agreement”) pursuant to which Dr. Kurtis will provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective February 6, 2025, Dr. Kurtis’ monthly compensation was increased to $1,500 as Dr. Kurtis is on the compensation committee. Any amounts owed to Dr. Kurtis at the Renewal Date or the Termination Date will be converted into common stock at the lower of the market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20 days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Dr. Kurtis converted $12,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2026, cash fees owed to Dr. Kurtis under the Kurtis Director Agreement were deferred and debt in the amount of $49,500 is owed to Dr. Kurtis.

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

NOTE 7 – LEASES

The following table presents net lease cost and other supplemental lease information:

Three Months Ended February 28, 2026
Lease cost
Operating lease cost (cost resulting from lease payments)	$4,500
Short term lease cost	-
Sublease income	-
Net lease cost	$4,500

Operating lease – operating cash flows (fixed payments)	$4,500
Operating lease – operating cash flows (liability reduction)	$4,382
Current leases – right of use assets	$2,874
Current liabilities – operating lease liabilities	$2,970
Non-current liabilities – operating lease liabilities	$-

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following amounts as of:

	February 28, 2026	November 30, 2025

Accounts payable	$201,492	$233,338
Accrued compensation	57,514	66,702
Accounts payable and accrued expenses	$259,006	$300,040

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office and Rental Property Leases

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Matters

The Company currently has no legal matters beyond those in the normal course of business.

Note 10 - STOCKHOLDERS’ EQUITY

On June 16, 2025, principal of $618,000 and accrued interest of $56,925 through June 16, 2025 of the February 8, 2024 convertible promissory note with USMC were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share.

On June 16, 2025, principal of $1,000,000 and accrued interest of $75,928 through June 16, 2025 of the March 7, 2024 line of credit with USMC were converted into 13,449,106 shares of the Company’s common stock at a conversion price of $0.08 per share.

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

On July 28, 2025, 750,000 shares of the Company’s common stock were due to be authorized at $0.042 per share in accordance with the July 28, 2025 note payable with J.J. Astor. The shares are included in the 279,468,151 stated in the balance sheet for February 28, 2026 but are not included in the 277,968,151 stated on the cover page.

On October 26, 2025, 750,000 shares of the Company’s common stock were due to be authorized at $0.042 per share in accordance with the July 28, 2025 note payable with J.J. Astor. The shares are included in the 279,468,151 stated in the balance sheet for February 28, 2026 but are not included in the 277,968,151 stated on the cover page.

Note 11 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718.

2017 Equity Incentive Plan

On November 10, 2017, the Board approved the 2017 PureBase Corporation Stock Option Plan which is intended to be a qualified stock option plan (the “Option Plan”). The Board reserved ten million shares of the Company’s common stock to be issued pursuant to options granted under the Option Plan. The Option Plan was subsequently approved by shareholders on September 28, 2018. As of February 28, 2026, options to purchase an aggregate of 5,048,973 shares of common stock have not been issued under the Option Plan.

The Company has also granted options to purchase an aggregate of 500,000 shares of common stock pursuant to employment agreements with certain employees prior to the adoption of the Option Plan. An option for 200,000 shares of common stock expired during the three months ended February 28, 2026.

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

On February 6, 2025, the Company repriced all options outstanding under the Option Plan from exercise prices ranging from $0.09 to $0.36 per share to an exercise price of $0.06 per share. A fair value of $30,499 was recorded for the repricing. All vested options under the Option Plan at February 6, 2025 had their exercise period extended until February 6, 2030.

Grant Date	Number of Options	Stock Price	Exercise Price	Expected Volatility	Risk-free Interest Rate	Dividend Rate	Expected Term	Fair Value
02/06/2025	4,668,787	$0.081	$0.06	240.81%	4.21%	0.00%	3.50 years	$39,085

The Company granted no options during the three months ended February 28, 2026. The Company granted options to purchase an aggregate of 400,000 shares of common stock during the three months ended February 28, 2025.

There was no fair value of options granted and vested during the three months ended February 28, 2026 as no options were granted. The weighted average grant date fair value of options granted and vested during the three months ended February 28, 2025 was $11,315.

Note 11 – STOCK-BASED COMPENSATION (CONTINUED)

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

Compensation based stock option activity for qualified and unqualified stock options is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at November 30, 2024	129,438,187	$0.53
Granted	400,000	$0.06
Exercised	-	$-
Expired or cancelled	-	$-
Outstanding at February 28, 2025	129,838,187	$0.52

Outstanding at November 30, 2025	14,120,427	$1.66
Granted	-	$-
Exercised	-	-
Expired or cancelled	(200,000)	$3.00
Outstanding at February 28, 2026	13,920,427	$1.64

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 28, 2026:

		Weighted-	Weighted-
		Average	Average
Exercise	Outstanding	Remaining Life	Exercise	Number
Price	Options	In Years	Price	Exercisable

$0.06	4,668,787	4.03	$0.06	4,668,787
$0.08	282,240	5.17	$0.08	-
$2.50	8,669,400	1.26	$2.50	8,669,400
$3.00	300,000	0.03	$3.00	300,000
	13,920,427	2.24	$1.64	13,638,187

The compensation expense attributed to the issuance of the options is recognized as vested options.

The stock options granted are exercisable over various terms from three to ten years from the grant date and vest over various terms from the grant date to five years.

Total compensation expense related to the options was $11,646 and $33,147 for the three months ended February 28, 2026 and 2025, respectively. As of February 28, 2026, there was $4,236 compensation cost to be expensed related to non-vested stock options.

As of February 28, 2026, the aggregate intrinsic value of the total outstanding and exercisable options was $0, which was based on an estimated fair value of the Company’s common stock of $0.024 as of such date and which represents the aggregate fair value of the common stock that would have been received by the option holders had all option holders exercised their options as of that date, net of the aggregate exercise price.

NOTE 12 – RELATED PARTY TRANSACTIONS

US Mine Corporation

During the three months ended February 28, 2026 and 2025, USMC paid expenses of $0 and $103, respectively, to the Company’s vendors and creditors on behalf of the Company and also made cash advances to the Company of convertible notes payable of $0 and $238,449, respectively, and lines of credit of $0 and $101,551, respectively.

USMC Notes

On February 8, 2024, the Company issued a convertible promissory note in the amount of $618,000 to USMC, with a maturity date of February 7, 2026. The principal amount was funded in equal installments as follows: on February 8, 2024 $103,000; on March 1, 2024 $103,000; on April 1, 2024 $103,000; on May 1, 2024 $103,000; on July 1, 2024 $103,000; on August 1, 2024 $103,000. The note bears interest at 8% per annum which is payable on maturity. Total interest expense for the three months ended February 28, 2026 and 2025 was $0 and $3,845, respectively. Amounts due under the note may be converted into shares of the Company’s common stock at any time at the option of the noteholder, at a conversion price of $0.08 per share. On June 16, 2025, the principal of $618,000 and accrued interest through June 16, 2025 of $56,925 were converted into 8,436,559 shares of the Company’s common stock at a conversion price of $0.08 per share.

Terms of a new line of credit and unsecured grid promissory note have not yet been determined. USMC has advanced an additional $515,449 to the Company as of February 28, 2026. There was $6,316 in accrued interest as of February 28, 2026, based on an estimated interest rate of 8% per annum pursuant to the interest rate on the existing line of credit. On June 16, 2025, principal of $416,449 and accrued interest through June 16, 2025 of $10,360 were converted into 5,335,107 shares of the Company’s common stock at a conversion price of $0.08 per share. Advances of $99,000 were not converted into shares of common stock.

A related party advanced the Company $31,000 on November 1, 2024. The promissory note is due November 1, 2025 and bears interest at 8% per annum. The promissory note is currently in default. Total interest expense for the three months ended February 28, 2026 was $611.

A related party advanced the Company $15,000 on February 2, 2026. The promissory note is due February 2, 2027 and bears interest at 8% per annum. Total interest expense for the three months ended February 28, 2026 was $56.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

Promissory note - CoreTer

On February 27, 2026, the Company entered into the Line of Credit Agreement with CorTer, LLC, a Nevada limited liability company (“CoreTer”) which is owned and managed by A. Scott Dockter, the Company’s Chief Executive Officer, under which CoreTer agreed to make an unsecured loan to the Company of up to $1,000,000 until February 27, 2027. Any loan amounts may be prepaid by the Company without interest or penalty. The Company has received $771,302 in funds on the line of credit as of the date of this filing.

On February 27, 2026, the Company also issued an unsecured promissory note to CoreTer, in the principal amount of the lesser of (i) $1,000,000 and (ii) the aggregate unpaid principal amount of all loans made pursuant to the Line of Credit Agreement, together with all accrued interest thereon. The note bears interest at the rate of 8% per annum and matures on February 27, 2027. The holder of the note has the right to convert any outstanding principal and interest under the note into Conversion Shares at a conversion price equal to the weighted average closing price of the Company’s common stock for the twenty trading days prior to the conversion of the note. The number of Conversion Shares to which the holder may be entitled is subject to adjustments as a result of stock dividends, divisions, splits, combinations, reclassifications or certain corporate actions, as described in the note. Upon the occurrence of an event of default as described in the note, any outstanding principal amount and accrued interest thereon will become immediately due and payable.

Transactions with Officers

On August 31, 2017, the Company issued a note in the amount of $197,096 to A. Scott Dockter, Chief Executive Officer and a director of the Company, to consolidate the total amounts due to Mr. Dockter. The note bears interest at 6% and is due upon demand. During the three months ended February 28, 2026 and 2025, the Company made $0 payments towards the outstanding balance of the note. Total interest expense on the note was $0 for the three months ended February 28, 2026 and 2025. The balance on the note was $0 as of February 28, 2026, and November 30, 2025. There was $42,263 of accrued interest as of February 28, 2026, and November 30, 2025.

Convertible Debt – Board of Directors

On April 8, 2021, the Company entered into the Guzy Director Agreement (See Note 6) pursuant to which Mr. Guzy will serve as a director of the Company, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Mr. Guzy is entitled to a cash fee of $1,000 per month which accrues as 0% debt to the Company until the Company has its first cash-flow positive month. Effective March 1, 2023, Mr. Guzy’s monthly compensation was increased to $1,500 to be paid in cash. Effective February 6, 2025, Mr. Guzy’s monthly compensation was increased to $2,000 as Mr. Guzy is on both the audit committee and the compensation committee. Any amounts owed to Mr. Guzy at the Renewal Date or upon Mr. Guzy’ resignation or removal will be converted into common stock at the lower of price per share of $0.10 or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. On April 14, 2023, Mr. Guzy converted $24,000 in accrued but unpaid director fees into 80,000 shares of common stock at $0.15 per share and 150,000 shares of common stock at $0.08 per share. The Agreement also includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2026, there were $14,000 cash fees owed to Mr. Guzy.

On August 13, 2021, the Company entered into the Kurtis Director Agreement (See Note 6) pursuant to which Dr. Kurtis will serve as a director and provide board services, which agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the Agreement within 30 days of the expiration of the then current term. As compensation therefor, Dr. Kurtis is entitled to a cash fee of $1,000 per month which accrues as debt to the Company until the Company has its first cash-flow positive month. Effective February 6 2025, Dr. Kurtis’ monthly compensation was increased to $1,500 as Dr. Kurtis is on the compensation committee. Any amounts owed to Dr. Kurtis at the Renewal Date or upon Dr. Kurtis’ resignation or removal will be converted into common stock at a price per share equal to market price on the exchange or trading market where such stock is then traded or quoted or the VWAP of the common stock for the 20-days immediately preceding the Renewal Date or the Termination Date, as the case may be. Dr. Kurtis was also issued a five-year stock option to purchase 200,000 shares of common stock at $0.15 per share. The Agreement includes a non-competition provision during the term of the Agreement and for twelve months thereafter. As of February 28, 2026, the Company has debt in the amount of $49,500 owed to Dr. Kurtis.

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

On February 23, 2024, the board of directors authorized the issuance of 300,000 shares of common stock and the issuance of 16,667 shares of common stock monthly from March 2024 through January 2025 and 16,663 shares of common stock in February 2025 pursuant to a consulting agreement. 500,000 shares of common stock have been issued pursuant to the agreement, of which 49,997 shares were issued during the year ended November 30, 2025.

Leases

On May 8, 2025, the Company moved its corporate offices to Sutter Creek, California, which it leases from its Chief Executive Officer for $1,500 per month. The lease expires in April 2026. The Company plans to extend the lease upon expiration of the initial term.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of February 28, 2026 and November 30, 2025, the Company had no deposits over the FDIC insured limit.

Revenues

The Company had no revenues for the three months ended February 28, 2026 and 2025.

Accounts Receivable

The Company had no accounts receivable as of February 28, 2026 and 2025.

Vendors

The Company had no purchases for the three months ended February 28, 2026 and 2025.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after February 28, 2026 through the date the condensed consolidated financial statements were filed. During this period the Company did not have any material reportable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are statements in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Business Overview

We are a natural resources company that provides solutions to the agriculture markets in the United States, through our two subsidiaries, Purebase AG, and Purebase AM. Until June 2025, we utilized the services of US Mine Corporation (“USMC”), a Nevada corporation and a significant shareholder of the Company, for the development and contract mining of industrial minerals. John Bremer, a director, is also an officer, director, and significant owner of USMC. We continue to purchase minerals from USMC for our agricultural products. In addition, until June 2025, a substantial portion of the minerals used by us were obtained from properties owned or controlled by US Mine, LLC, a California limited liability company. Mr. Bremer is also a significant owner of US Mine, LLC.

Agricultural Sector

We develop specialized sun protectants. We have developed and will seek to develop additional products derived from mineralized materials of kaolin clay.

Construction Sector

We had been developing and testing a kaolin-based product that we believed would help create a lower CO2-emitting concrete through the use of high-quality supplementary cementitious materials (“SCMs”). However, in 2025 we decided to no longer develop and pursue the SCM market as we believe that we can achieve higher margins in the agriculture sector and that construction of an SCM plant would take approximately two years. We currently intend to continue to develop products in the agriculture sector.

CoreTer

On February 27, 2026 we secured a $1,000,000 convertible line of credit from CoreTer LLC Nevada limited liability company (“CoreTer”), which engages in mining exploration activities and the commercialization of natural resources and which is owned and operated by A. Scott Dockter, our chief executive officer and a director. To date, we have received $727,210 in funds on the line of credit. Through this relationship with CoreTer, we currently intend to invest in CoreTer’s mining projects, whereby we will be entitled to a certain percentage of mined resources in exchange for equity in our company.

Results of Operations

Comparison of the Three Months Ended February 28, 2026 to the Three Months Ended February 28, 2025

	February 28, 2026	February 28, 2025	Variance
Revenue, net	$-	$-	$-
Cost of goods sold	-	-	-
Operating income	-	-	-

Operating Expenses:
Selling, general and administrative	219,456	385,069	(165,613)
Stock based compensation	11,646	33,147	(21,501)
Total operating expenses	231,102	418,216	(187,114)
Loss from operations	(231,102)	(418,216)	187,114
Interest expense	(112,306)	(359)	(111,947)
Interest expense, related parties	(3,639)	(34,113)	30,474
Loss before provision for income taxes	(347,047)	(452,688)	105,641
Provision for income tases	-	-	-
Net Loss	$(347,047)	$(452,688)	$105,641

Revenues

There was no revenue for the three months ended February 28, 2026 and 2025. Customer purchases of agricultural products is seasonal and usually do not begin until the Company’s second quarter.

Cost of Goods Sold

There was no cost of goods sold for the three months ended February 28, 2026 and 2025 as there was no revenue during those periods.

Operating Expenses

Total operating expenses decreased by $187,114, or 45%, for the three months ended February 28, 2026, as compared to the three months ended February 28, 2025. The decrease in operating expenses was primarily due to a decrease in general and administrative wages and related expenses of $80,141 due to a reduction in workforce, a reduction in professional services of $72,150, a reduction in stock-based compensation of $21,501, a reduction in selling expenses of $11,241, and a decrease in various general and administrative expenses of $2,081.

Interest Expense

Interest expense increased by $111,947 for the three months ended February 28, 2026, as compared to the three months ended February 28, 2025. The increase was due to interest on the J.J. Astor & Co. (“J.J. Astor”) note and the Vanquish Funding Group Inc. (“Vanquish”) note.

Interest Expense, Related Parties

Interest expense related parties decreased by $30,474 for the three months ended February 28, 2026, as compared to the three months ended February 28, 2025, primarily due to the June 16, 2025 conversion to common stock of borrowings on a line of credit, on the increased advances on a note payable, and on other advances from USMC.

Liquidity and Capital Resources

As of February 28, 2026, we had cash on hand of $111,629 and a working capital deficiency of $1,439,631, as compared to cash on hand of $5,304 and a working capital deficiency of $1,104,359 as of November 30, 2025. The increase in working capital deficiency of $335,272 is a result of the line of credit with CoreTer of $531,090, an increase in a note payable from Vanquish of $11,345 due to debt discount amortization, an increase in notes payable related party of $15,000, an increase in convertible notes payable related party of $4,500, a decrease in the right of use lease asset of $4,311, and an increase in interest payable related party of $3,638, offset by an increase in cash of $106,325, a net decrease in a note payable from J.J. Astor of $67,911 due to $168,281 in payments offset by $27,369 increase from accrued interest and $73,001 debt discount amortization, an increase in accounts payable and accrued expenses of $41,034, an increase in prepaid expenses of $14,960, and a decrease in lease liability of $4,382.

The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2026, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company entered into a $1,000,000 line of credit on February 27, 2026 with CoreTer LLC, a related party. The Company has received $771,302 in funds on the line of credit as of the date of this filing.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with bridge loans and equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through February 28, 2026 of $66,835,274, negative cash flows from operating activities of $271,484 for the three months ended February 28, 2026 and a working capital deficiency of $1,439,631 as of February 28, 2026. During the three months ended February 28, 2026, the Company received net cash proceeds of $531,090 from CoreTer through a line of credit and $15,000 from a loan from a related party. The Company paid $168,281 on the J.J. Astor bridge loan. If the Company does not generate additional revenue and obtain bridge loans or equity and other debt financing from third parties, it will not have sufficient cash to meet its obligations for the next twelve months following the date of this Quarterly Report on Form 10-Q. There currently are no other arrangements or agreements for financing, and there can be no assurances that any other debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through the continued promotion of its products to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several other options to meet its short-term cash requirements, including bridge loans and issuances of equity securities or equity-linked securities to third parties. The Company will no longer be funded by infusions of cash from advances from USMC. The Company entered into a $1,000,000 line of credit on February 27, 2026 with CoreTer LLC, a related party. The Company has received $771,302 in funds on the line of credit as of the date of this filing.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management currently believes that the revenue to be generated from operations together with bridge loans and equity and debt financing, will provide the necessary funding for the Company to continue as a going concern for the next twelve months.

Management cannot guarantee any other potential debt of equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

Working Capital Deficiency

	February 28, 2026	November 30, 2025
Current assets	$166,305	$49,331
Current liabilities	1,605,936	1,153,690
Working capital deficiency	$(1,439,631)	$(1,104,359)

The increase in current assets of $116,974 as of February 28, 2026, is due to an increase in cash of $106,325 and an increase in prepaid expenses of $14,960, offset by a decrease in right of use lease asset of $4,311. The increase in current liabilities of $452,246 is the result of an increase in a bridge loan from CoreTer of $531,090, an increase in notes payable related party of $15,000, an increase in the Vanquish bridge loan of $11,345, an increase in convertible notes payable related parties of $4,500, and an increase in interest payable related parties of $3,638, offset by a decrease in the J.J. Astor bridge loan of $67,911, a decrease in accounts payable and accrued expenses of $41,034, and a decrease in lease liability of $4,382.

Cash Flows

	Three Months Ended
	February 28, 2026	February 28, 2025
Net cash used in operating activities	$(271,484)	$(348,110)
Net cash used in investing activities	-	-
Net cash provided by financing activities	377,809	340,000
Net increase (decrease) in cash	$106,325	$(8,110)

Operating Activities

Net cash used in operating activities was $271,484 for the three months ended February 28, 2026, due to a net loss of $347,047, an increase in prepaid expenses and other current assets of $14,960, a decrease in accounts payable and accrued expenses of $41,034, and a decrease in lease liability of $4,382, offset by an increase in debt discount amortization of $111,715, an increase in stock-based compensation of $11,646, an increase in non-cash board of directors compensation of $4,500, a decrease in right of use asset of $4,311, an increase in interest payable related parties of $3,638, and an increase in depreciation of $129. Net cash used in operating activities was $348,110 for the three months ended February 28, 2025, due to a net loss of $452,688, and an increase in prepaid expenses and other current assets of $24,798, offset by an increase in accounts payable and accrued expenses of $50,797, an increase in interest payable related parties of $34,113, an increase in stock-based compensation of $33,147, an increase in non-cash board of directors compensation of $5,500, an increase in common stock issued for services of $4,000, and an increase in depreciation of $1,819.

Investing Activities

There were no investing activities in the three months ended February 28, 2026 and 2025.

Financing Activities

For the three months ended February 28, 2026, net cash provided by financing activities was $377,809, consisting of advances from CoreTer of $531,090 and proceeds from a loan from a related party of $15,000, offset by $168,281 payments on the J.J. Astor bridge loan. For the three months ended February 28, 2025, net cash provided by financing activities was $340,000, consisting of advances from USMC of $238,449 and increases in the line of credit from USMC of $101,551.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Procedures

Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, as filed with the SEC on March 18, 2026.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2026 due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2025 filed with the SEC on March 18, 2026. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in such Annual Report.

There may exist conflicts as a result of our chief executive officer’s ownership and management of CoreTer.

A. Scott Docker, our Chief Executive Officer and director, is also the owner and managing member of CoreTer, which is in a similar industry as our company. As such, at times there may be conflicts of interest between CoreTer and our company, including time devoted by Mr. Dockter to the needs of CoreTer compared to the Company, which may negatively impact the Company’s operations. In addition, Mr. Dockter may have contractual or fiduciary obligations to CoreTer that compete with the Company’s or conflicts with respect to business opportunities that may arise in the commercialization of natural resources which may have a negative impact on the Company’s business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2026, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

PUREBASE CORPORATION

By:	/s/ A. Scott Dockter
A. Scott Dockter
Chief Executive Officer
(Principal Executive Officer)

Date:	April 15, 2026

By:	/s/ Stephen Gillings
Stephen Gillings
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 15, 2026

